Form 10-K405
period 1995-12-31
VINEYARD NATIONAL BANCORP
filed 1996-04-01
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995         Commission File No. 33-24541

                            VINEYARD NATIONAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               California                                   33-0309110
     (State of other jurisdiction of                       (IRS Employer
     incorporation or organization)                   Identification Number)

         9590 Foothill Boulevard                               91730
      Rancho Cucamonga, California                          (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (909) 987-0177

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of February 28, 1996, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $7,450,572. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

         1,862,643 shares of Common Stock of the registrant were outstanding at February 28, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed on or before April 30, 1996, are incorporated by reference in Part III of this Form 10-K.


This Report includes a total of 79 pages.
Exhibit Index appears on page 78.                                   Page 1 of 79

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS

         Vineyard National Bancorp (referred to herein on an unconsolidated basis as "VNB" and on a consolidated basis as the "Company") is a corporation that was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Bancorp acquired all of the voting stock of Vineyard National Bank (the "Bank"). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company's principal asset is the capital stock of Vineyard National Bank, a nationally chartered bank (the "Bank"), and the business of the Bank is carried on as a wholly-owned subsidiary of the Company.

         VNB's principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. Although the Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under Federal Reserve Board regulations, the Company has no specific plans to do so. The Company is currently considering, on a preliminary basis, various alternatives to eliminate the holding company and operate the Bank as an institution that is directly owned by its shareholders. These alternatives include, among others, merging VNB into a subsidiary of the Bank or distributing the shares of the Bank to its existing shareholders. In either case, the current shareholders of the Company would become the shareholders of the Bank. Any such transaction, however, would be subject to, among other things, the receipt of shareholder and all appropriate regulatory approvals.

         VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

         As of December 31, 1995, the Company had total consolidated assets of approximately $108 million, total consolidated net loans of approximately $77 million, total consolidated deposits of approximately $98 million and total stockholders' equity of approximately $7.8 million.

THE BANK

         The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981.

         The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted under law. The Bank is a member of the Federal Reserve System.

         The Bank presently operates five offices, one in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, Crestline, and Lake Arrowhead, California, which are located between approximately 30 to 70 miles east of Los Angeles, California.

VINEYARD SERVICE COMPANY, INC.

         The Bank owns 100% of the capital stock of Vineyard Service Company, Inc., which conducts operations out of the Bank's office in Rancho Cucamonga, California. Services which are provided to both customers of the Bank and others, include life and disability insurance. At present, the assets, revenues and earnings of Vineyard Service Company, Inc., are not material in amount compared to the Bank.

SERVICES PROVIDED BY VINEYARD NATIONAL BANK

         The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses located in the area known as the Inland Empire in Southern California, in which the Bank conducts its operations. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering morning through early evening and Saturday banking hours. Drive-up or walk-up facilities are available at all of its banking offices, and the Bank has 24-hour Automated Teller Machines ("ATM's") at all five of its banking offices.

         The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank also provides lease financing to various municipalities for the acquisition of vehicles and other equipment.

DEPOSITS OF VINEYARD NATIONAL BANK

         Deposits represent the Bank's primary source of funds. As of December 31, 1995, the Bank had approximately 5,487 demand deposit accounts representing aggregate deposits of approximately $25,692,000 with an average account balance of $4,682, approximately 2,397 accounts representing approximately $32,638,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $13,616, approximately 3,094 accounts representing approximately $10,195,000 in savings deposits with an average account balance of $3,298 and approximately 1,937 accounts representing approximately $29,890,000 in time deposits ("TCD's") with an average account balance of $15,431. Of the total deposits at December 31, 1995, $8,933,000 were in the form of TCD's in denominations greater than $100,000 and $3,086,000 were municipal and other governmental deposits, both time and demand.

         During the 12 months ended December 31, 1995, average demand deposits decreased by approximately $1,068,000 or 4%, and "NOW", super "NOW" and money market checking accounts decreased by approximately $7,563,000 or 18%. Average savings deposits decreased by approximately $4,854,000 or 29%, while average time deposits increased by approximately $8,780,000 or 45%, including an increase of $2,324,000 in average time certificates of deposits of $100,000 or more.

         Although there are some public depositors that carry large short-term deposits with the Bank, the Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposits balances, but makes the Bank less subject to the adverse effects which result from the loss of a substantial depositor. At December 31, 1995, no individual, corporate or public depositor accounted for more than approximately 3% of the Bank's total deposits, and the five largest deposit accounts collectively represented 7% of total deposits.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table sets forth the Company's condensed average balances for each principal category of assets and liabilities and also for stockholders' equity for each of the past two years.

Average balances are based on daily averages for the Bank and quarterly averages for VNB, since VNB did not maintain daily average information. Management believes that the difference between quarterly and daily average data (where quarterly data has been used) is not significant.

(Dollars in Thousands)                                           Year Ended December 31,
                                                   -----------------------------------------------------
                                                            1995                         1994
                                                   -----------------------      ------------------------
                                                     Average     Percent          Average      Percent
                                                     Balance    of Total          Balance     of Total
                                                   ------------ ----------      ------------  ---------
ASSETS
         Investment Securities

                  Taxable                          $    13,015       11.9%      $    14,957        13.1%
                  Non-taxable                                3        0.0                 5         0.0
         Federal funds sold                              4,156        3.8             2,990         2.6
         Due from banks-time deposits                      568        0.5               289         0.3

         Loans                                          78,097       71.3            79,489        69.5
         Direct lease financing                            928        0.8             1,969         1.7
         Reserve for loan and lease losses                (967)      (0.8)           (1,152)       (1.0)
                                                   -----------  ---------       -----------   ---------
                           Net Loans and Leases         78,058       71.3            80,306        70.2
                                                   -----------  ---------       -----------   ---------
                           Total Interest
                            Earning Assets              95,800       87.5            98,547        86.2
         Cash and non-interest earning deposits          7,148        6.5             7,984         7.0
         Net premises, furniture and equipment           3,832        3.5             4,058         3.5
         Other assets                                    2,703        2.5             3,783         3.3
                                                   -----------  ---------       -----------   ---------
                           Total Assets            $   109,483      100.0%      $   114,372       100.0%
                                                   ===========  =========       ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
         Savings deposits (1)                           46,848       42.8            59,265        51.8
         Time deposits                                  28,203       25.8            19,423        17.0
         Short-term borrowings                               6        0.0                32         0.0
                                                   -----------  ---------       -----------   ---------
                           Total Interest-
                            bearing Liabilities         75,057       68.6            78,720        68.8
         Demand deposits                                26,082       23.8            27,150        23.8
         Other liabilities                               1,065        1.0               897         0.8
                                                   -----------  ---------       -----------   ---------
                           Total Liabilities           102,204       93.4           106,767        93.4
         Stockholders' Equity                            7,279        6.6             7,605         6.6
                                                   -----------  ---------       -----------   ---------
                           Total Liabilities and
                            Stockholders' Equity   $   109,483      100.0%      $   114,372       100.0%
                                                   ===========  =========       ===========   =========

- -------------------------------
(1)  Includes Savings, NOW, Super NOW, and Money Market Accounts

INTEREST RATES AND DIFFERENTIALS

         The Company's earnings depend primarily upon the difference between the income the Bank receives from its loan portfolio and investment securities and the Bank's cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Bank's loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company's control, such as Federal economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. (See "Effect of Governmental Monetary Policies and Recent Legislation.")

         Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

(Dollars in Thousands)                                        1995                                         1994
                                            ------------------------------------------   -----------------------------------------
                                             Average                          Average     Average                         Average
                                             Balance         Interest          Yield      Balance         Interest         Yield
                                            -----------     ----------     -----------   -----------    -----------    -----------
EARNING ASSETS
         Investment Securities
                  U.S. Treasury             $    4,169      $     233             5.6%   $   11,416     $      462            4.1%
                  U.S. Government agencies       8,672            512             5.9         3,374            200            5.9
                  Municipal agencies (1)             3              1            15.8             5              1           11.5
                  Other securities                 174             10             5.7           167             10            6.0
                                            ----------      ---------                    ----------     ----------
                        Total Investment
                           Securities           13,018            756             5.8        14,962            673            4.8
         Federal funds sold                      4,156            232             5.6         2,990            112            3.7
         Due from banks - time deposits            568             36             6.3           289             11            3.8
         Loans (2)                              78,097          7,470             9.6        79,489          7,511            9.4
         Lease financing (1)                       928            128            13.8         1,969            205           10.4
                                            ----------      ---------                    ----------     ----------
                         Total Interest
                         Earning Assets (1) $   96,767      $   8,622             8.9%   $   99,699     $    8,512            8.6%
                                            ==========      =========                    ==========     ==========

- -----------------------------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.2 percent for 1995 and 19.4 percent for 1994.


(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for probable loan losses of $967,000 in 1995 and $152,000 in 1994. Loan fees of $420,000 in 1995 and $457,000 in
         1994 are included in loan interest income. There were four non-accruing loans totaling approximately $479,000 at December 31, 1995 and four loans totaling $139,000 at December 31, 1994.

(Dollars in Thousands)                                        1995                                         1994
                                                ------------------------------------------   ---------------------------------------
                                                  Average                        Average       Average                      Average
                                                  Balance         Interest        Yield        Balance       Interest        Yield
                                                -----------     ----------     -----------   -----------    -----------    ---------
INTEREST BEARING LIABILITIES
         Domestic Deposits and Borrowed Funds
                  Savings deposits              $   46,848      $     839           1.8%     $   59,265     $    1,248        2.1%
                  Time deposits                     28,203          1,560           5.5          19,423            670        3.4
                  Short-term borrowings                  6              1          12.2              32              1        3.1
                                                ----------      ---------                    ----------     ----------
                          Total Interest
                          Bearing Liabilities   $   75,057      $   2,400           3.2%     $   78,720     $    1,919        2.4%
                                                ==========      =========                    ==========     ==========


         The table below shows the net interest earnings and the net yield on average earning assets (net of the reserves for probable loan losses).

(Dollars in thousands)                                                   1995                  1994
                                                                       ----------           -----------
Total interest income (1, 2)                                          $    8,622                 8,512
Total interest expense (3)                                                 2,400                 1,919
Total interest earnings (1, 2)                                             6,222                 6,593
Total average earning assets                                              95,800                98,547
Net yield on average earning assets (1, 2)                                   6.5%                  6.7%
Net yield on average earning assets
(excluding loan fees) (1, 2)                                                 6.1%                  6.2%

- -------------------------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.2 percent for 1995 and 19.4 percent for 1994.


(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for probable loan losses of $967,000 in 1995 and $1,152,000 in 1994. Loan fees of $420,000 in 1995 and $457,000 in
         1994 are included in loan interest income. There were four non-accruing loans totaling approximately $479,000 at December 31, 1995 and four loans totaling $139,000 at December 31, 1994.

(3) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts, Time Deposits and Federal Funds Purchased.

         The following table sets forth the changes in interest earned, including loan fees and interest paid. The net increase/(decrease) is segmented into the change attributable to variations in volume and variations in interest rates. Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

(Dollars in Thousands)                             Investment Securities
                                                 ---------------------------
                                                                   Non-       Federal             Direct Lease      Time
                                                   Taxable       Taxable(1)  Funds Sold  Loans(2)  Financing(1)   Deposits  Total
                                                 ------------   ------------ ---------- --------- -------------   -------  -------
INTEREST EARNED ON
1995 compared to 1994
         Increase/(decrease) due to:
                           Volume changes           $   (67)      $    (1)     $    53  $  (137)    $  (197)      $    15  $  (334)
                           Rate changes                 150             1           67       96         119            10      443
                                                    -------       -------      -------  -------     -------       -------  -------
                      Net Increase/(Decrease)       $    83       $  --        $   120  $   (41)    $   (78)      $    25  $   109
                                                    =======       =======      =======  =======     =======       =======  =======

INTEREST EARNED ON
1994 compared to 1993
         Increase/(decrease) due to:
                  Volume changes                    $     4       $    (2)     $  (158) $  (580)    $  (155)      $   (19) $  (910)
                  Rate changes                           46             2          103     (321)        (14)            1     (183)
                                                    -------       -------      -------  -------     -------       -------  -------
                       Net Increase/(Decrease)      $    50       $  --        $   (55) $  (901)    $  (169)      $   (18) $(1,093)
                                                    =======       =======      =======  =======     =======       =======  =======

- ----------------------------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.2 percent for 1995 and 19.4 percent for 1994.

(2) Includes a decrease in loan fees of $37,000 in 1995 and a decrease of $163,000 in 1994.

  (Dollars in Thousands)                      Savings        Time       Notes        Short-term
                                              Deposits     Deposits    Payable      Borrowings(1)   Total
                                             -----------  ----------- -----------  --------------- --------
INTEREST PAID ON
1995 compared to 1994
         Increase/(decrease) due to:
                  Volume changes             $    (239)   $      381  $   -        $     -         $   142
                  Rate changes                    (170)          509      -                   (1)      338
                                             ---------    ----------  ---------    -------------   -------
                     Net Increase/(Decrease) $    (409)   $      890  $   -        $          (1)  $   480
                                             =========    ==========  =========    =============   =======

INTEREST PAID ON
1994 compared to 1993
         Increase/(decrease) due to:
                  Volume changes             $    (130)   $     (94)  $     (15)   $          (2)  $  (241)
                  Rate changes                    (248)         (74)      -                    1      (321)
                                             ---------    ----------  ---------    -------------   -------
                     Net Increase/(Decrease) $    (378)   $    (168)  $     (15)   $          (1)  $  (562)
                                             =========    ==========  =========    =============   =======

INVESTMENT PORTFOLIO

         The following table shows the book value of the portfolio of investment securities at the end of each of the past two years. The Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.

                                                                  1995                     1994
                                                              ------------      --------------------------
                                                               Available-        Available-      Held-to-
                                                                for-Sale          for-Sale       Maturity
                                                              ------------      ------------    ----------
U.S. Treasury                                                 $      6,012      $      1,914    $    2,001
Federal agencies                                                     7,237               973         2,983
State and political subdivisions                                   -                 -                   5
Other securities                                                       182               167        -
                                                              ------------      ------------    ----------
                                                              $     13,431      $      3,054    $    4,989
                                                              ============      ============    ==========

- ----------------------------------------

(1) Short-term Borrowings consist of Federal Funds Purchased.

         The following table shows the maturities of investment securities at December 31, 1995 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                                                                      After One But
                                                        Within One Year             Within Five Years
                                                     ----------------------       ----------------------
                                                      Available-for-Sale           Available-for-Sale
                                                       Amount       Yield           Amount      Yield
                                                     -----------   --------       -----------  ---------
U.S. Treasury                                        $    6,012       5.54%       $   -           -    %
Federal agencies                                          5,020       6.24             2,217       5.32
Other securities                                            182       5.36            -           -
                                                     ----------                   ----------
                                                     $   11,214       5.85%       $    2,217       5.32%
                                                     ==========                   ==========

LOAN PORTFOLIO

         The following table sets forth the amount of loans outstanding for each of the past two years.

                                                                                       December 31,
                                                                                 --------------------------
                                                                                    1995           1994
                                                                                 -----------    -----------
TYPES OF LOANS
         Domestic
                  Commercial, financial and agricultural                         $    9,257     $    9,151
                  Real estate construction                                              680          1,484
                  Real estate mortgage                                               28,881         26,890
                  Installment loans to individuals                                   41,723         49,657
                  Lease financing (1)                                                   589          1,305
                  All other loans (including overdrafts)                                 69             96
                                                                                 -----------    -----------
                                                                                     81,199         88,583

         Less
                  Unearned income                                                   (3,128)        (3,782)
                  Reserve for loan and lease losses                                   (783)        (1,014)
                                                                                 -----------    -----------
                                    Total                                        $   77,288     $   83,787
                                                                                 ===========    ===========

- ----------------------------

(1) Lease financing is net of unearned income of approximately $61,000 for 1995 and $164,000 for 1994.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

    The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1995.

                                                                    Maturing
                                                    -----------------------------------------
                                                       Within         One to         After
                                                      One Year      Five Years     Five Years      Total
                                                    ------------   -------------   ----------    ----------
Domestic
         Commercial, financial and agricultural     $      3,814   $       4,170   $   1,273    $    9,257
         Real estate construction                            680         -             -               680
         Real estate mortgage                             18,292           7,120       3,469        28,881
         Installment loans to individuals                  2,163          37,259       2,301        41,723
         Lease financing (net of unearned income)            214             375       -               589
         All other loans                                      57              11           1            69
                                                    ------------   -------------   ---------    ----------
                                    Total           $     25,220   $      48,935   $   7,044    $   81,199
                                                    ============   =============   =========    ==========

Loans and leases with predetermined
 interest rates                                     $      5,392   $      42,807   $   4,518    $   52,717
Loans and leases with floating or adjustable
 interest rates                                           19,828           6,128       2,526        28,482
                                                    ------------   -------------   ---------    ----------
                                    Total           $     25,220   $      48,935   $   7,044    $   81,199
                                                    ============   =============   =========    ==========

ASSET/LIABILITY MANAGEMENT

         The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1995. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

         Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 53% of its total deposits at December 31, 1995, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.

(Dollars in Thousands)                         Three       Over Three      Over One        Over
                                               Months       Through         Through        Five       Non-interest
                                              or Less      12 Months      Five Years      Years          Bearing         Total
                                             ----------  --------------- -------------- ----------- ---------------- -------------
ASSETS
         Interest-bearing deposits in banks  $      792  $     -         $     -        $   -       $      -         $        792
         Federal funds sold                       1,925                                                                     1,925
         Investment securities                    3,997           7,035          2,399      -              -               13,431
         Net loans and leases                    14,751          19,257         42,730       3,982           (3,432)       77,288
         Noninterest-bearing assets              -             -               -            -                14,123        14,123
                                             ----------  --------------  -------------  ----------  ---------------  ------------
                Total Assets                 $   21,465  $       26,292  $      45,129  $    3,982  $        10,691  $    107,559
                                             ==========  ==============  =============  ==========  ===============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
         Noninterest-bearing deposits            -             -               -            -              -              -
         Interest-bearing deposits               -             -               -            -                25,691        25,691
         Short-term borrowings                   47,481          17,147          8,095      -              -               72,723
         Other liabilities                       -             -               -            -                 1,392         1,392
         Stockholders' equity                    -             -               -            -                 7,753         7,753
                                             ----------  --------------  -------------  ----------  ---------------  ------------
                 Total Liabilities and
                   Stockholders' Equity      $   47,481  $       17,147  $       8,095  $   -       $        34,836  $    107,559
                                             ==========  ==============  =============  ==========  ===============  ============

INTEREST RATE SENSITIVITY GAP                $  (26,016) $        9,145  $      37,034  $    3,982  $       (24,145) $    -
                                             ==========  ==============  =============  ==========  ===============  ============
CUMULATIVE INTEREST RATE SENSITIVITY GAP     $  (26,016) $     (16,871)  $      20,163  $   24,145  $      -         $    -
                                             ==========  ==============  =============  ==========  ===============  ============

RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                                           December 31,
                                                                                        -------------------
                                                                                         1995       1994
                                                                                        -------    --------
  Accruing Loans More Than 90 Days Past Due (1)
         Aggregate loan amounts
                  Commercial, financial and agricultural                                $    85    $      4
                  Real estate                                                                38         595
                  Installment loans to individuals                                          197         103
         Aggregate leases                                                                  -           -
  Renegotiated loans (2)                                                                   -           -
  Non-accrual loans (3)                                                                    -           -
         Aggregate loan amounts
                  Commercial                                                                 12         139
                  Real estate                                                               467        -
                  Consumer                                                                 -           -
                                                                                        -------    --------
                                                                                        $   799    $    841
                                                                                        =======    ========

POTENTIAL PROBLEM LOANS

         The policy of the Company is to review each loan in the portfolio to identify problem credits. In addition, as an integral part of its regular examination of the Bank, the Comptroller also identifies problem loans. There are three classifications for problem loans: "substandard," "doubtful," and "loss." Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.

         A loan classified loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies for potential weaknesses deserving management's close attention.

         As of December 31, 1995, the Bank's classified loans consist of $3,356,000 of loans classified as substandard and $90,000 of loans classified as doubtful. The Bank's $3,356,000 in loans

- ----------------------------

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3) There were four loans on non-accrual status approximately totaling $479,000 at December 31, 1995, and four loans totaling approximately $139,000 at December 31, 1994. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $42,000 in 1995 and $13,000 in 1994, respectively.

classified as substandard consisted of $2,647,000 of performing loans and $709,000 of non-accrual loans and loans delinquent 90 days or more but still accruing. The Bank's $90,000 of loans classified as doubtful consisted wholly of non-accrual loans. In addition to the classified loans, the Bank was also monitoring $78,000 of loans designated as special mention at December 31, 1995.

         With The exception of these loans, management is not aware of any loans as of December 31, 1995 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

FOREIGN OUTSTANDINGS

         The Bank did not have any loans, acceptances, interest-bearing deposits or other monetary assets of any foreign country.

LOAN CONCENTRATIONS

         The Bank does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

OTHER INTEREST-BEARING ASSETS

         The Bank does not have any interest-bearing assets for which management believes that recovery of the interest on and principal thereof is at significant risk.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

         The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.

(Dollars in Thousands)                                             Year Ended December 31,
                                                                   ----------------------
                                                                      1995         1994
                                                                    --------     --------
Loans and Leases Outstanding, Year-end (1)                          $ 78,071     $ 84,801
                                                                    ========     ========

Average Amount of Loans and Leases Outstanding (1)                  $ 79,025     $ 81,458
                                                                    ========     ========

Loans and Lease Loss Reserve Balance, Beginning of year             $  1,014     $  1,307

Reserve on Loans Acquired in Business Combination
         Charge-offs
                  Domestic
                           Commercial, financial and agricultural        245        1,469
                           Real estate - construction                   --           --
                           Real estate - mortgage                         69           80
                           Consumer loans                                383          449
                           Lease financing                              --           --
                                                                    --------     --------
                                                                         697        1,998
         Foreign                                                        --           --
                                                                    --------     --------
                                                                         697        1,998
                                                                    --------     --------
         Recoveries
                  Domestic
                           Commercial, financial and agricultural        795          134
                           Real estate - construction                   --           --
                           Real estate - mortgage                        100          131
                           Consumer loans                               --           --
                           Lease financing                              --           --
                                                                    --------     --------
                                                                         895          265
         Foreign                                                        --           --
                                                                    --------     --------
                                    Net Charge-offs/(recoveries)        (198)       1,733
                                                                    --------     --------

         Additions (reductions)/charged to operations                   (429)       1,440
                                                                    --------     --------

Loan and Lease Loss Reserve Balance, End of year                    $    783     $  1,014
                                                                    ========     ========

Ratio of Net Charge-offs/(recoveries) During the Year                  (0.25)%       2.13%
 to Average Loans and Leases Outstanding During the Year
                                                                    ========     ========

Ratio of Reserve for Loan Losses to Loans at Year-end                   1.00%        1.20%
                                                                    ========     ========


- ------------------------------

(1) Net of unearned income.

         The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of September 30, 1995.

         The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's lending committee which is comprised of three directors, the President and Senior Vice President/Credit Administrator of the Bank. In addition, each loan officer has primary responsibility to conduct credit documentation reviews of all loans made by that officer.

         The Bank also maintains a program of periodic review of all existing loans. The Bank's Loan Review/Compliance Officer reviews all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 1995, see "RISK ELEMENTS -- Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

         Effective January 1, 1995, the Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is impaired when it is "probable" that the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. All loans identified as "impaired" are to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loan impairment is evaluated on loan-by-loan basis as part of normal loan review procedures at the Bank.

         At December 31, 1995, the Bank had loans amounting to approximately $564,000 that were specifically classified as impaired. The average balance of these loans amounted to approximately $567,000 for the year ended December 31, 1995. The allowance for loan losses related to these impaired loans amounted to approximately $67,000 at December 31, 1995.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

           Although the Bank does not normally allocate the reserve for probable loan and lease losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table. The allocations are estimates based upon historical loss experience and management's judgment.

               The allocation of the reserve for probable loan and lease losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in the reserve there is an unallocated portion, and, as previously stated, the total reserve is a general reserve applicable to the entire portfolio.

(Dollars in Thousands)                                         Year Ended December 31,
                                               ---------------------------------------------------------
                                                          1995                          1994
                                               ---------------------------    --------------------------
                                                             Percent of                     Percent of
                                                             Loans in                        Loans in
                                                 Reserve        Each           Reserve         Each
                                                for Loan     Category to      for Loan      Category to
                                                 Losses      Total Loans        Losses      Total Loans
                                               ------------ --------------    -----------  -------------
Domestic
         Commercial, financial and
           agricultural                        $       287           11.4%    $      265           10.3%
         Real estate                                   226           36.4            436           32.0
         Installment loans to individuals              150           51.5            182           56.2
         Lease financing                            -                 0.7         -                 1.5
Foreign                                             -             -               -             -
Unallocated Allowance                                  120        -                  131        -
                                               ------------ --------------    -----------  ------------
                           Total               $       783          100.0%    $    1,014          100.0%
                                               ============ ==============    ===========  ============

DEPOSITS

         The average amount of and the average rate paid on deposits is summarized below:

(Dollars in Thousands)                                         Year Ended December 31,
                                              ---------------------------------------------------------
                                                          1995                          1994
                                               ---------------------------    --------------------------
                                                 Average       Average         Average       Average
                                                 Balance        Rate           Balance         Rate
                                               ------------ --------------    -----------  -------------
In Domestic Offices
         Noninterest bearing demand deposits  $     26,082        -      %    $   27,150        -      %
         Savings deposits (1)                       46,848            1.8         59,265            2.1
         Time deposits                              28,203            5.5         19,423            3.4
                                               ------------                   -----------
                           Total Deposits     $    101,133            2.4%    $  105,838            1.8%
                                               ============                   ===========

         Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:

(Dollars in Thousands)                                            December 31,
                                                                      1995
                                                                -----------------
Three months or less                                            $          4,260
Over three through 12 months                                               4,373
Over one through five years                                                  300
                                                                -----------------
                                                                $          8,933
                                                                =================


- ------------------------------

(1) Includes Savings, NOW, Super NOW, and Money Market Deposit Accounts.

RETURN ON EQUITY AND ASSETS

         The following table sets forth the ratios of net income/(loss) to average total assets/(return on assets), net income/(loss) to average equity/(return on equity), dividends declared per share to net income/(loss) per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).

                                                                                  1995          1994
                                                                                ---------     ----------
Return on assets                                                                    0.77%         (1.35)%
Return on equity                                                                   11.46         (20.23)
Dividend payout ratio                                                              -              -
Equity to asset ratio                                                               6.65           6.65

COMPETITION

         The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as trust, investment and international banking services, which the Bank does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have large lending limits and are thereby able to serve the needs of larger customers. Neither the deposits nor loans of any office of the Bank exceed 1% of the aggregate loans or deposits of all financial intermediaries located in the counties in which such offices are located.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business which depends largely on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS -- Supervision and Regulation."

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description does not purport to be a complete summary of all such authority and is qualified in its entirety by reference to the applicable laws and regulations.

         The Company. The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

         The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

         Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Capital Standards." The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

         Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank. The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency ("Comptroller"). If, as a result of an examination of a Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct and increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors.

         The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS -- Supervision and Regulation Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

         Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Capital Standards."

         Restrictions on Dividends by the Company and Transfers of Funds to the Company by the Bank. The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by California law. Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation's assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

         Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

         The Comptroller has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the

Company may pay. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and -- "Capital Standards" for a discussion of these additional restrictions on capital distributions.

         At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. The Bank is not permitted to pay dividends to VNB without the prior written consent of the Comptroller.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS -- Supervision and Regulation Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

         Potential and Existing Enforcement Actions. Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, and the Comptroller for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act of 1991. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

         On February 25, 1993, the Comptroller entered into a Formal Agreement (the "Agreement") with the Bank. The Agreement required the Bank, among other things (a) to achieve on or before May 31, 1993 and thereafter maintain a ratio of Tier 1 capital to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to actual adjusted total assets of at least 5.5%; (b) to develop and submit for regulatory approval a three year capital program that includes, among other things, specific plans for the maintenance of adequate capital (including that required by the Agreement), projections for growth and capital requirements, projections of the sources and timing of additional capital and a dividend policy that permits the declaration of dividends only when the dividend is in compliance with the capital program and applicable law and the declaration of such dividend has been approved in advance by the Comptroller; (c) to review the adequacy of the Bank's allowance for loan and lease losses and establish a program for the maintenance of an adequate allowance; (d) to establish a loan review program to assure timely identification and categorization of problem credits; (e) to develop a written program to improve the effectiveness of supervision by the board of directors; (f) to develop and implement a written program to improve the Bank's loan administration; (g) to take immediate and continuing action to protect the Bank's interest in those assets criticized in the Comptroller's most recent examination and any subsequent examination or under the Bank's own loan review program; (h) to review and revise the Bank's liquidity policy; (i) to correct each apparent violation of law, rule or regulation identified in the Comptroller's most recent examination or any subsequent examination and implement procedures to prevent future violations; and (j) to appoint a compliance committee of outside directors who shall be responsible for monitoring the Bank's adherence to the provisions of the Agreement and shall submit a written progress report on a quarterly basis to both the full board of directors and the Comptroller.

         On December 2, 1994, the Comptroller of the Currency officially terminated the Formal Agreement.

         Capital Standards. The Federal Reserve Board and the Comptroller have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

         Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50 percent of assets classified doubtful; (iii) 15 percent of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. This standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or
(ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1995.

(Dollars in Thousands)                                                   December 31, 1995
                                                             -------------------------------------------
                                                                    Actual                  Minimum
                                                             ----------------------         Capital
                                                                Amount      Ratio         Requirement
                                                             -----------  ---------     ----------------
Leverage ratio                                               $    7,735       7.24%              4.0%
Tier 1 risk-based ratio                                           7,735       9.26               4.0
Total risk-based ratio                                            8,518      10.20               8.0

         Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. Under these regulations, an insured depository institution will be classified In the following categories:

         - "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier I risk-based capital of 6% or greater and a leverage ratio of 5% or greater, and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         - "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

         - "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

         - "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage ratio that is less than 3%; and

         - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized;
(ii) is based on realistic assumptions; and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

         Safety and Soundness Standards. On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

         Premiums for Deposit Insurance. Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

         The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of
 .23 cents per $100 of deposits to .31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of .04 cents per $100 of deposits to .31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

         Interstate Banking and Branching. On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

         In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

         Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.

         On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

ACCOUNTING CHANGES

         In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost.

         In May 1995, FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When accounting for the cost of mortgage servicing rights in accordance with SFAS No. 122, regardless of the origin of those costs, the cost of acquisition includes the cost of the related mortgage servicing rights. If the mortgage banking enterprise sells a mortgage and a note and retains servicing rights, the total cost of the mortgage loan should be allocated to the mortgage servicing rights and the loan based upon the fair value of each. If the values are not practicably determinable, the entire cost of the acquisition should be allocated to the loan only.

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-based Compensation." This Statement establishes a fair value based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

         The Bank has not elected early adoption of any of the statements and has not determined the potential impact of the statements on its financial statements. The statements are effective for financial statements issued for fiscal years beginning after December 15, 1995.

EMPLOYEES

         At December 31, 1995, the Company had approximately 74 full-time and 31 part-time employees. Total full-time equivalent employees at December 31,1995 were approximately 94. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information regarding the executive officers of the Company and the Bank:

         Name                    Position With Company                   Position With Bank
- ------------------------ -------------------------------------- --------------------------------------
 Steven R. Sensenbach                President and                          President and
                                Chief Executive Officer                Chief Executive Officer

 Robert J. Schoeffler                                                 Executive Vice President/
                                                                     Senior Credit Administrator

     Soule Claude                      Secretary                      Executive Vice President/
                                                                       Chief Financial Officer

      Sara Ahern                        Cashier                    Senior Vice President/Cashier/
                                                                       Director of Operations

         All officers hold office at the pleasure of the Board of Directors.

         Mr. Sensenbach has served as President and Chief Executive of the Company since its formation in December 1988. Mr. Sensenbach has been President and Chief Executive Officer of the Bank since 1981.

         Mr. Schoeffler was appointed Executive Vice President/Senior Credit Administrator of the Bank in January 1993, and has been with the Bank since 1991.

         Mrs. Claude has served as the Secretary of the Company since 1992 and has been with the Bank since 1988. Mrs. Claude is currently serving as Executive Vice President/Chief Financial Officer.

         Mrs. Ahern was elected as the Company's Cashier in November 1993. She has been with the Bank since June 1993, and is currently serving as Senior Vice President/Cashier/Director of Operations.

ITEM 2. PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 9590 Foothill Boulevard, Rancho Cucamonga, California. The Bank leases the facility on an eight year lease expiring in 1997 with a five year option to renew.

         The Bank owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Rancho Cucamonga, Diamond Bar and Lake Arrowhead offices are located under leases expiring in two years, three years and fours years, respectively. The Bank's total occupancy expense for 1995, excluding furniture and equipment expense, approximated $521,000. Management believes that the Bank's present facilities are adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all such litigation pending will not have a material effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At December 31, 1995, the Company had approximately 742 shareholders.

         The following table summarizes the high and low prices at which the shares of Common Stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. This information has been provided by the Company's securities dealer, Sutro & Company.

                                                           Sales Prices of
                                                          Common Stock (1, 2)
                                                 ----------------------------------
                                                     High                    Low
                                                 -----------             ----------
   1994
First Quarter                                    $      3.25             $     2.75
Second Quarter                                          2.75                   2.00
Third Quarter                                           2.75                   2.00
Fourth Quarter                                          3.00                   2.75

   1995
First Quarter                                    $      3.50                   3.00
Second Quarter                                          3.88                   3.50
Third Quarter                                           3.88                   3.00
Fourth Quarter                                          3.50                   3.00

- ----------------------------

(1)      Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal years ended December 31, 1995, 1994 and 1993, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1992 and 1991, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co. which are not included in this Report.

                                                                                Year Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                       1995            1994             1993             1992           1991
                                                  -------------   -------------    -------------    -------------    -------------
Net Interest Income                               $   6,169,275   $   6,553,528    $   7,033,628    $   7,419,569    $   8,188,677
(Provision)/Credit for Loan and Lease Losses            429,000      (1,440,000)        (300,000)      (2,351,800)        (355,000)
Other Income                                          3,922,117       2,769,679        3,893,329        3,995,952        3,036,943
Other Expenses                                       (9,102,333)     (9,791,796)     (10,129,534)     (10,415,287)      (9,851,790)
                                                  -------------   -------------    -------------    -------------    -------------
Income/(Loss) Before Taxes                            1,418,059      (1,908,589)         497,423       (1,351,566)       1,018,830
Income Taxes                                           (584,254)       (370,100)         144,800         (269,200)         315,200
                                                  -------------   -------------    -------------    -------------    -------------
Income/(Loss) Before Cumulative Effect
 of Accounting Change                                   833,805      (1,538,489)         352,623       (1,082,366)         703,630
Cumulative Effect of Change in
 Accounting For Income Taxes                               --              --            107,000             --               --
                                                  -------------   -------------    -------------    -------------    -------------
Net Income/(Loss)                                 $     833,805   $  (1,538,489)   $     459,623    $  (1,082,366)   $     703,630
                                                  =============   =============    =============    =============    =============
Earnings/(Loss) Per Share of Common Stock(1)
Income/(Loss) Before Cumulative Effect            $        0.45   $       (0.83)   $        0.19    $       (0.58)   $        0.38
Cumulative Effect                                          --              --               0.06             --             --
                                                  -------------   -------------    -------------    -------------    -------------
Net Income/(Loss)                                 $        0.45   $       (0.83)   $        0.25    $       (0.58)   $        0.38
                                                  =============   =============    =============    =============    =============
Number of Shares Used in Per Share Calculation(1)     1,862,643       1,862,643        1,862,643        1,862,643        1,850,303
Stock Splits                                          6 for 5            --               --               --          6 for 5

BALANCE SHEET DATA
  Assets                                          $ 107,559,133   $ 107,417,232    $ 120,646,469    $ 137,835,991    $ 144,936,450
                                                  =============   =============    =============    =============    =============
  Deposits                                        $  98,414,447   $  98,584,479    $ 111,186,106    $ 127,715,070    $ 134,377,806
                                                  =============   =============    =============    =============    =============
  Loans and Leases/(Net)                          $  77,287,938   $  83,786,866    $  83,940,271    $  94,815,525    $ 107,386,227
                                                  =============   =============    =============    =============    =============
  Stockholders' Equity                            $   7,752,714   $   6,860,144    $   8,446,305    $   7,986,682    $   9,069,716
                                                  =============   =============    =============    =============    =============

- --------------------------
(1) Retroactively adjusted for stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

         Vineyard National Bancorp is operating as a bank holding company whose only operating subsidiary is Vineyard National Bank. The Bank was acquired by the holding company on December 16, 1988 and comprises substantially all of the Company's revenues and expenses. Accordingly, management's discussion and analysis is focused on and results from the financial condition and operations of the Bank.

         The Company reported a net profit of $834,000 which equated to $.45 per common share of stock for 1995, compared to a net loss of $(1,538,000) or $(.83) per share, for 1994 and a net profit of $460,000 or $.25 per share, for 1993. The 1995 net profit versus the 1994 net loss was most attributable to one-time revenues generated from the sale of its mortgage servicing rights, and a $429,000 credit to the provision for loan and lease losses. The 1994 net loss versus the 1993 net income was most attributable to (i) reduced interest and fee income on loans due to decreased volume and reduced yields; (ii) increased provisions for loan and lease losses; and (iii) reduced income from loans generated, sold and serviced to and for the secondary market.

         A negative provision for loan losses of $(429,000) was recorded in 1995 compared to a provision of $1,440,000 in 1994 and $300,000 in 1993. The substantial decrease in the provision for loan losses in 1995 is a result of management's assessment of the potential losses inherent in the loan portfolio in addition to a decrease in charge-offs and the receipt of a large recovery on a previously charged off loan. The increase in the provision for loan losses in 1994 compared to 1993 reflects management's assessment of the impact that the continuing general economic slowdown and declining real estate market in California has had on the Bank's loan portfolio. The Bank has experienced substantial charge-offs on loans in the past two out of three years which has had a very significant impact on the required provisions as well as the net results of operations.

         The Company experienced a .1% increase in total assets during 1995 from $107,417,000 at December 31, 1994 to $107,559,000 at year-end 1995. This slight increase is a result of an increase in investment securities and Federal Funds Sold which was offset by a decrease in net loans. The Bank experienced a $170,000 decrease in its deposits due to competition, including alternative investment sources (i.e. mutual funds), and customer limitations associated with the economy.

         On February 25, 1993, the Comptroller of the Currency (OCC) entered into a formal Agreement with the Bank. The Agreement required, among other things, for the Bank (i) to achieve on or before May 31, 1993 and thereafter maintain a ratio of Tier 1 to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to actual adjusted total assets of at least 5.5%; (ii) to develop a three year capital program; (iii) to refrain from paying cash dividends without the prior approval of the Comptroller; and (iv) to develop, adopt and otherwise implement various programs and procedures designed to improve the condition of the Bank. On December 2, 1994, the OCC terminated the Formal Agreement.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income represents the difference between interest income generated from the Bank's loan, lease and investment portfolios and the interest expense incurred on its deposits and borrowed funds. Net interest income was $6,169,000 in 1995, $6,554,000 in 1994, and $7,034,000 in 1993. This represents decreases of 5.9% in 1995 and 6.8% in 1994, respectively.

         The decline in net interest income in 1995 from 1994 was due to the increase in interest expense exceeding the increase in interest income. Interest income increased to $8,569,000 in 1995 from $8,473,000 in 1994. This increase resulted primarily from a change in the composition of the Bank's interest-earning assets. The Bank's average interest-earning assets declined 2.8% in 1995 compared to 1994. Average loans, the Bank's highest yielding asset, declined 1.8% from $79,489,000 during 1994 to $78,097,000 in 1995 and average federal funds sold, the Bank's lowest yielding asset, increased from $2,990,000 during 1994 to $4,156,000 during 1995.

         The decline in net interest income in 1994 from 1993 was due to the decline in interest income exceeding the decline in interest expense. Interest income declined to $8,473,000 in 1994 from $9,515,000 in 1993. This reduction resulted primarily from a change in the composition of the Bank's interest-earning assets. The Bank's average interest-earning assets declined 9.5% in 1994 compared to 1993. Average loans, the Bank's highest yielding asset, declined 7.1% from $85,537,000 during 1993 to $79,489,000 in 1994 and average federal funds sold, the Bank's lowest yielding asset, decreased from $5,884,000 during 1993 to $2,990,000 during 1994. The reduction in the total earning assets is directly attributable to the aforementioned reduction in deposits of $12.6 million.

         The following table presents the distribution of the Company's average assets, liabilities and shareholders' equity in combination with the total dollar amounts of interest income from average interest-earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates. Loans include non-accrual loans whereas non-accrual interest is excluded.

                                                         1995                                1994
                                            -------------------------------     -------------------------------
(Dollars in Thousands)                                             Average                             Average
                                             Average               Yield/        Average               Yield/
                                             Balance   Interest     Rate         Balance   Interest     Rate
                                            ---------  --------   ---------     ---------  ---------  ---------
ASSETS
Loans                                       $  78,097  $  7,470         9.6%    $  79,489  $   7,511        9.4%
Lease financing                                   928        75         8.1         1,969        166        8.4
Investment securities                          13,018       756         5.8        14,962        673        4.8
Federal funds sold                              4,156       232         5.6         2,990        112        3.7
Interest-earning deposits with
 other financial institutions                     568        36         6.3           289         11        3.8
                                            ---------  --------   ---------     ---------  ---------  ---------
            Total Interest-earning Assets      96,767     8,569         8.9        99,699      8,473        8.6
                                                       --------   ---------                ---------  ---------
OTHER ASSETS                                   13,683                              15,825
        Less: Allowance for Loan Losses          (967)                             (1,152)
                                            ---------                           ---------
            Total Average Assets            $ 109,483                           $ 114,372
                                            =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings deposits                               46,848       839         1.8        59,265      1,248        2.1
Time deposits                                  28,203     1,560         5.5        19,423        670        3.4
Other                                               6         1        12.2            32          1        3.1
                                            ---------  --------   ---------     ---------  ---------  ---------
            Total Interest-bearing
             Liabilities                       75,057     2,400         3.2        78,720      1,919        2.4
                                                       --------   ---------                ---------  ---------
Demand deposits                                26,082                              27,150
Other liabilities                               1,065                                 897
Shareholders' equity                            7,279                               7,605
                                            ---------                           ---------
            Total Average Liabilities and
             Shareholders' Equity           $ 109,483                           $ 114,372
                                            =========                           =========
Net Interest Spread (1)                                                 5.7%                                6.2%
                                                                  =========                           =========
Net Interest Income and
 Net Interest Margin (2)                               $  6,169         5.7%               $   6,554        6.6%
                                                       ========   =========                =========  =========

                                                            1993
                                               -------------------------------
(Dollars in Thousands)                                                Average
                                                Average               Yield/
                                                Balance   Interest     Rate
                                               ---------  ---------  ---------
ASSETS
Loans                                          $  85,537  $   8,412        9.8%
Lease financing                                    3,446        284        8.2
Investment securities                             14,874        623        4.2
Federal funds sold                                 5,884        167        2.8
Interest-earning deposits with
 other financial institutions                        777         29        3.7
                                               ---------  ---------  ---------
            Total Interest-earning Assets        110,518      9,515        8.6
                                                          ---------  ---------
OTHER ASSETS                                      17,571
        Less: Allowance for Loan Losses           (1,603)
                                               ---------
            Total Average Assets               $ 126,486
                                               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings deposits                                  64,744      1,626        2.5
Time deposits                                     22,031        838        3.8
Other                                                115         17       14.8
                                               ---------  ---------  ---------
            Total Interest-bearing
             Liabilities                          86,890      2,481        2.9
                                                          ---------  ---------
Demand deposits                                   30,166
Other liabilities                                  1,089
Shareholders' equity                               8,341
                                               ---------
            Total Average Liabilities and
             Shareholders' Equity              $ 126,486
                                               =========
Net Interest Spread (1)                                                    5.7%
                                                                     =========
Net Interest Income and
 Net Interest Margin (2)                                  $   7,034        6.4%
                                                          =========  =========


- --------------------------------

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The changes due to rate and volume have been allocated in proportion to the relationship between their absolute dollar amounts.

(Dollars in Thousands)                              1995 - 1994                     1994 - 1993
                                            ----------------------------  --------------------------------
                                              Volume     Rate     Total     Volume     Rate       Total
                                            ----------  ------   -------  ----------  -------  -----------
INCREASE/(DECREASE) IN
    Interest Income
        Loans (1)                           $     (137) $   96   $   (41) $    (580)  $ (321)  $     (901)
        Leases (2)                                (197)    119       (78)      (155)     (14)        (169)
        Investment securities (2)                  (68)    151        83          2       48           50
        Deposits                                    15      10        25        (19)       1          (18)
        Federal funds sold                          53      67       120       (158)     103          (55)
                                            ----------  ------   -------  ---------   ------   ----------
                                                  (334)    443       109       (910)    (183)      (1,093)
                                            ----------  ------   -------  ---------   ------   ----------
INCREASE/(DECREASE) IN
    Interest Expense
        Savings deposits                          (239)   (170)     (409)      (130)    (248)        (378)
        Time deposits                              381     509       890        (94)     (74)        (168)
        Short-term borrowings                   -           (1)       (1)        (2)       1           (1)
        Note payable                            -         -         -           (15)     -            (15)
                                            ----------  ------   -------  ---------   ------   ----------
                                                   142     338       480       (241)    (321)        (562)
                                            ----------  ------   -------  ---------   ------   ----------
            Increase/(Decrease) in
             Net Interest Income            $     (476) $  105   $  (371) $    (669)  $  138   $     (531)
                                            ==========  ======   =======  =========   ======   ==========

PROVISION FOR PROBABLE LOAN AND LEASE LOSSES

         The provision for probable loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

         A negative provision for loan losses of $(429,000) was recorded in 1995 compared to a provision of $1,440,000 in 1994 and $300,000 in 1993. The substantial decrease in the provision for loan losses in 1995 is a result of management's assessment of the potential losses inherent in the loan portfolio in addition to a decrease in charge-offs and the receipt of a large recovery on a previously charged off loan. The increase in the provision for loan losses in 1994 compared to 1993 reflects management's assessment of the impact that the continuing general economic slowdown and declining real estate market in California has had on the Bank's loan portfolio. The Bank has experienced substantial charge-offs on loans in the past two out of three years which has had a very significant impact on the required provisions as well as the net results of operations.

         During 1995, the Bank's non-accrual loans increased while net charge-offs decreased significantly. For further information regarding charge-offs, non-performing and classified loans and

- ----------------------------

(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $42 in 1995, $13 in 1994 and $134 in 1993.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.2% for 1995, 19.4% for 1994 and 23.9% for 1993.

the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- "Financial Condition
- -- Non- performing Loans" and -- "Reserve for Probable Loan and Lease Losses."

OTHER OPERATING INCOME

         Other operating income increased by $1,152,000 or 41.6% during 1995 as compared to a $(1,124,000) or (28.9)% decrease in 1994. The large increase during 1995 is primarily due to income of $1,489,000 received from the sale of the Bank's mortgage servicing rights. As a result of the sale of these rights, loan servicing income decreased $300,000. The large decrease during 1994 was due to the increases in mortgage interest rates over the previous year which had directly affected the mortgage loan market, particularly as it related to refinancing of home mortgages. Accordingly, the Company realized a significant decrease in volume of mortgage loans for sale and servicing.

         Other fee and service charge income has remained substantially level during the three year period.

         During 1995, the Company sold certain assets and liabilities of its Victorville branch. Total assets sold were approximately $1,275,000, and total liabilities assumed by the buyer were approximately $4,104,000. The transaction resulted in a gain of approximately $23,000, which has been included in other income in 1995. The Bank is no longer operating the branch in Victorville.

NON-INTEREST EXPENSES

         Non-interest expense decreased in absolute terms from $9.8 million in 1994 to $9.1 million in 1995 which equates to a 7% decline. Occupancy expense of premises were up but were more than offset by the decrease in salaries and employee benefits and furniture and equipment and other expenses. During 1994 non-interest expense decreased in absolute terms from $10.1 million in 1993 to $9.8 million which equates to a 3% decline. Occupancy expense of premises and other expenses were up but were more than offset by the decrease in salaries and employee benefits and furniture and equipment expenses. Non-interest expense as a percentage of total income was 73% in 1995 as compared to 87% in 1994 and 76% in 1993.

INCOME TAXES

         Total income tax expense for 1995 was $584,000 which approximated 41.2% of pre-tax income. Due to the loss incurred in 1994, the Company realized an income tax credit of $370,000 which represented approximately 19% of the loss before said credit. Total income tax expense for 1993 was $145,000 which approximated 29% of pre-tax income. The Company has a significant amount of federally tax exempt interest income in its portfolio which resulted in the less than statutory effective rates of tax for the applicable years.

SECURITIES, GAINS AND LOSSES

         The Company had unrealized gains of $20,000 and $0 in 1995 and 1994, respectively, whereas it had unrealized losses of $0 in 1995 and $183,000 in 1994, respectively. The Company generated losses of $8,000 and $29,000 on sales of investment securities during 1995 and 1994 and a gain of $2,000 during 1993. On January 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and securities are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity. For 1993, investment securities were stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Gains or losses on disposition were based on the net proceeds and adjusted carrying amount of the securities sold.

FINANCIAL CONDITION

ASSETS

         Total consolidated assets increased $142,000 or .1% to $107,559,000 as of December 31, 1995 from $107,417,000 as of December 31, 1994. The increase in the Company size is mostly attributable to an increase in investment securities and an increase in Federal Funds Sold which was offset by a decrease in net loans. The balance of the Company's assets remained relatively comparable to prior years. Investment securities increased 67% to $13,432,000 as of December 31, 1995 from $8,043,000 at year-end 1994. Federal Funds Sold increased to $1,925,000 as of December 31, 1995 from $0 as of year-end 1994. Net loans decreased (7.8)% to $77,288,000 as of December 31, 1995 from $83,787,000 as of year-end 1994.

         The Company's ability to increase its assets in the future is limited by the minimum capital ratios that the Bank must achieve and maintain. As a result of an examination by the Office of the Comptroller of the Currency (OCC) as of August 31, 1992, the Comptroller of the Currency entered into a Formal Agreement that required the Bank to achieve as of May 31, 1993 and maintain thereafter Tier 1 capital of at least 8% of risk-weighted assets and 5.5% of adjusted total assets. As of December 31, 1995, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 10.20% and a ratio of Tier 1 capital to total risk-weighted assets of 9.26%. On December 2, 1994, the OCC terminated the Formal Agreement.

NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at year-end 1995 and 1994.

(Dollars in Thousands)                                         December 31,
                                                             ---------------
                                                             1995       1994
                                                             ----       ----
Accruing Loans More Than 90 Days Past Due (1)
    Aggregate loan amounts
        Commercial, financial and agricultural               $ 85       $  4
        Real estate                                            38        594
        Installment loans to individuals                      197        103
                                                             ----       ----
                Total Loans Past Due More Than 90 Days        320        701
                                                             ----       ----
Renegotiated Loans (2)                                        --         --
                                                             ----       ----
Non-accrual Loans (3)
    Aggregate loan amounts
        Commercial, financial and agricultural                 12        139
        Real estate                                           467        --
        Installment loans to individuals                      --         --
                                                             ----       ----
                Total Non-accrual Loans                       479        139
                                                             ----       ----
                Total Non-performing Loans                   $799       $840
                                                             ====       ====

         The policy of the Company is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of its review process of the Bank, the Comptroller also classifies problem credits. There are three classifications for problem loans: "substandard", "doubtful" and "loss". Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree or risk to warrant classification in a substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention.

         As of December 31, 1995, the Bank's classified loans consisted of $3,356,000 of loans classified as substandard and $90,000 of loans classified as doubtful. The Bank's $3,356,000 of loans classified as substandard consisted of $2,647,000 of performing loans and $709,000 of non-accrual loans and loans delinquent 90 days or more but still accruing. The Bank's $90,000 of loans

- --------------------------------

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1995 and 1994.

(3) There were four loans on non-accrual status totaling approximately $479,000 at December 31, 1995 and four loans totaling approximately $139,000 at December 31, 1994.

classified as doubtful consisted wholly of non-accrual loans. In addition to classified loans, the Bank was also monitoring $78,000 of loans designated as special mention at December 31, 1995.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at December 31, 1995, reflected an amount which, in management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1995.

         The reserve for probable loan and lease losses at December 31, 1995 was $783,000 or 1.00%, of total loans and leases, as compared to $1,014,000 or 1.20%, of total credits at December 31, 1994. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

(Dollars in Thousands)                                  1995           1994
                                                       ------         ------
ALLOWANCE FOR LOAN LOSSES
Balance, Beginning of period                           $1,014         $1,307
                                                       ------         ------
Charge-offs
    Commercial, financial and agricultural                245          1,469
    Real estate construction                             --             --
    Real estate mortgage                                   69             80
    Consumer loans                                        383            449
    Lease financing                                      --             --
                                                       ------         ------
                Total Charge-offs                         697          1,998
                                                       ------         ------
Recoveries
    Commercial, financial and agricultural                795            134
    Real estate construction                             --             --
    Real estate mortgage                                 --             --
    Consumer loans                                        100            131
    Lease financing                                      --             --
                                                       ------         ------
                Total Recoveries                          895            265
                                                       ------         ------
Net Charge-offs/(Recoveries)                             (198)         1,733
Provision/(Credit) Charged to Operations                 (429)         1,440
                                                       ------         ------
Balance, End of Period                                 $  783         $1,014
                                                       ======         ======
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                            (0.25)%         2.13%
                                                       ======         ======
Allowance for Loan Losses to Total Losses                1.00%          1.20%
                                                       ======         ======

         The Bank adopted SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

SOURCES OF FUNDS

         Total deposits decreased during 1995 to $98,414,000 from $98,584,000 in 1994. The $170,000 decrease represents a .2% reduction. The mix of the Bank's deposits showed a wide fluctuation with decreases in demand and savings/interest-bearing transaction accounts of 2.4%, and 11.8%, respectively and an increase in time deposit accounts of 42.8%.

ASSET-LIABILITY MANAGEMENT

         The Company relies on asset-liability management to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management and interest sensitivity management are key factors in asset-liability management. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurances that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

         The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily and the Bank had liquid assets (cash, federal funds sold, deposits in other financial institutions and investment securities) as a percent of total deposits and borrowed funds of 25% and 17% as of December 31, 1995 and December 31, 1994, respectively. The Bank's Investment Committee manages the investment portfolio, based upon the Investment Policy which is approved by the Board of Directors.

         Deposits with other institutions and Federal funds sold, when appropriate, will be maintained as alternative short-term investments. Management's intention is to maintain an investment portfolio which contributes an adequate rate of return with minimized market or credit risk.

         Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Vineyard National Bank intends to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing evenly in order to minimize or eliminate any impact from interest rate changes.

         Vineyard National Bank, on an unconsolidated basis, had deposits of $98,422,000 at December 31, 1995. Presently, the holding company derives funds from interest on deposits with the Bank. Management believes that these deposits and the interest earned thereon are adequate to meet its current cash flow needs. Pursuant to the Agreement that the Bank has entered into with the Comptroller, the Bank cannot declare and pay any dividends to Vineyard National Bancorp without obtaining prior regulatory approval, and the Bank is required to achieve and maintain specified capital ratios that exceed the minimums applicable to banks generally.

CAPITAL RESOURCES


         Neither the Company nor the Bank has any significant commitments for capital expenditures.

         The Bank is required to meet certain minimum risk-based and leverage capital standards promulgated by the bank regulatory authorities. Under federal regulations, the Bank is currently required to maintain a minimum ratio of total qualifying capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital (consisting primarily of common stock and retained earnings, less intangibles). Furthermore, federal regulations require banks to maintain a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. Pursuant to the Agreement entered into with the Comptroller, the Bank was required to achieve higher ratios than those otherwise applicable to banks generally. In accordance with the terms of the Agreement, the Bank was required to maintain its ratio of Tier 1 capital to risk-weighted assets at a minimum of 8.0% and its ratio of Tier 1 capital to actual adjusted total assets at a minimum of 5.5% by no later than May 31, 1993.

         The following table sets forth the minimum capital ratios required to be maintained by the Bank as of December 31, 1995:

                      Required Minimum Ratios                              Bank
- --------------------------------------------------------------------      -------
Risk-based Ratios
    Tier 1 capital.........................................    (4.0)%       9.26%
    Total capital..........................................    (8.0)%      10.20%
    Leverage ratio.........................................    (4.0)%       7.24%

ECONOMIC CONCERNS

    The Bank concentrates on marketing to, and serving the needs of, small and medium-sized businesses, professionals and individuals located in San Bernardino County and the Western portion of Los Angeles County of Southern California. The general economy in this market area, and particularly the real estate market, is suffering from the effects of a prolonged recession that has negatively impacted the ability of certain borrowers of the Bank to perform their obligations to the Bank.

    The financial condition of the Bank has been, and is expected to continue to be, affected by the overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of non-performing assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank's assets in future periods and, accordingly, the Company's financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.

                                                                  Page Reference
Independent Auditors' Report ..........................................       44

Consolidated Balance Sheets
December 31, 1995 and 1994 ............................................       45

Consolidated Statements of Income
For the Years Ended December 31, 1995, 1994 and 1993 ..................       46

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1995, 1994 and 1993 ..................       47

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1995, 1994 and 1993 ..................       48

Notes to Consolidated Financial Statements ............................       50

         All schedules omitted for the reason that they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary


We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 1995 and 1994, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





Vavrinek, Trine, Day & Co.
Rancho Cucamonga, California
February 2, 1996

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                                  1995                 1994
                                                                              -------------        -------------
Cash and due from banks (minimum Federal Reserve Balance
 at December 31, 1995 was $1,388,000)                                         $   8,093,749        $   8,510,019
Federal funds sold                                                                1,925,000                 --
                                                                              -------------        -------------
                Total Cash and Cash Equivalents                                  10,018,749            8,510,019
                                                                              -------------        -------------
Interest-bearing deposits in other financial institutions                           792,000               99,000
Investment Securities (Notes #1C and #2)
    Available for sale                                                           13,431,518            3,053,407
    Held to maturity (approximate fair value $4,888,000)                               --              4,989,313
Loans, net of unearned income (Notes #1D and #3)                                 77,482,539           83,495,890
Direct lease financing (Notes #1F and #4)                                           588,865            1,305,409
                  Less:  Reserve for probable loan and lease
                   losses (Notes #1E and #6)                                       (783,466)          (1,014,433)
                                                                              -------------        -------------
                                                                                 77,287,938           83,786,866
Bank premises and equipment (Note #1G and #7)                                     3,703,294            3,916,924
Accrued interest                                                                    541,975              488,166
Cash surrender value of life insurance                                              741,834              547,601
Other real estate owned (Notes #1K, #22 and #23)                                    608,694              848,234
Other assets                                                                        433,131            1,177,702
                                                                              -------------        -------------
                Total Assets                                                  $ 107,559,133        $ 107,417,232
                                                                              =============        =============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits
        Demand deposits                                                          25,691,559           26,310,472
        Savings and NOW deposits                                                 26,537,492           32,601,508
        Money market deposits                                                    16,295,843           18,745,732
        Time deposits in denominations of $100,000 or more                        8,932,511            7,364,006
        Other time deposits                                                      20,957,042           13,562,761
                                                                              -------------        -------------
                                                                                 98,414,447           98,584,479
    Federal funds purchased                                                            --              1,000,000
    Accrued employee salary and benefits (Notes #14 and #15)                        443,013              486,236
    Accrued interest and other liabilities                                          948,959              486,373
                                                                              -------------        -------------
                  Total Liabilities                                              99,806,419          100,557,088
                                                                              -------------        -------------
STOCKHOLDERS' EQUITY
    Contributed Capital
        Common stock - authorized 15,000,000 shares, no par
         value, issued and outstanding 1,862,643 shares in
         1995 and 1994 (Note #10)                                                 2,106,258            2,106,258
    Additional paid in capital                                                    3,306,684            3,306,684
    Retained Earnings                                                             2,327,885            1,494,874
    Valuation allowance for investments                                              11,887              (47,672)
                                                                              -------------        -------------
                Total Stockholders' Equity                                    $   7,752,714        $   6,860,144
                                                                              -------------        -------------
                Total Liabilities and Stockholders' Equity                    $ 107,559,133        $ 107,417,232
                                                                              =============        =============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                                             1995                1994                1993
                                                                         ------------        ------------        ------------
INTEREST INCOME
    Interest and fees on loans (Note #1D)                                $  7,470,066        $  7,511,170        $  8,411,963
    Interest on Investment Securities (Note #1C)
        Obligations of U.S. Government Agencies and Corporations              745,436             662,282             612,789
        Obligations of State and Political Subdivisions                           271                 465                 665
    Interest on other securities                                                9,749               9,641               9,461
    Interest on deposits                                                       36,022              11,235              28,582
    Interest on Federal funds sold                                            232,159             112,145             167,111
    Direct lease financing income (Note #1F)                                   75,160             165,594             284,180
                                                                         ------------        ------------        ------------
                Total Interest Income                                       8,568,863           8,472,532           9,514,751
                                                                         ------------        ------------        ------------
INTEREST EXPENSE
    Interest on savings deposits                                              258,963             378,918             488,631
    Interest on NOW and money market deposits                                 573,804             856,661           1,136,962
    Interest on time deposits in denominations of $100,000 or more            334,410             212,361             239,772
    Interest on other time deposits                                         1,225,710             457,673             598,999
    Interest on Federal funds purchased and other interest                      6,701              13,391              16,759
                                                                         ------------        ------------        ------------
                Total Interest Expense                                      2,399,588           1,919,004           2,481,123
                                                                         ------------        ------------        ------------
                Net Interest Income                                         6,169,275           6,553,528           7,033,628
PROVISION/CREDIT FOR LOAN AND LEASE LOSSES (Note #1E and #6)                  429,000          (1,440,000)           (300,000)
                                                                         ------------        ------------        ------------
                Net Interest Income After Provision
                 for Loan and Lease Losses                                  6,598,275           5,113,528           6,733,628
                                                                         ------------        ------------        ------------
OTHER INCOME
    Fees and service charges, gain on sale of loans
     and loan servicing income (Note #12)                                   2,447,100            2,824,73           3,871,517
    Sale of mortgage servicing rights (Note #19)                            1,488,789                --                  --
    Sale of branch office (Note #25)                                           22,984                --                  --
    Net loss on sale of other real estate owned                               (39,463)            (39,286)             (4,142)
    Net gain/(loss) on sale of investment securities                           (8,237)            (29,051)              2,344
    Other Income                                                               10,944              13,285              23,610
                                                                         ------------        ------------        ------------
                Total Other Income                                          3,922,117           2,769,679           3,893,329
                                                                         ------------        ------------        ------------
OTHER EXPENSES
    Salaries and employee benefits                                          3,991,474           4,090,822           4,664,969
    Occupancy expense of premises                                           1,253,892           1,209,886           1,177,941
    Furniture and equipment expenses                                          646,499             683,351             794,315
    Other expenses (Note #12)                                               3,210,468           3,807,737           3,492,309
                                                                         ------------        ------------        ------------
                Total Other Expenses                                        9,102,333           9,791,796          10,129,534
                                                                         ------------        ------------        ------------
Income/(Loss) Before Income Taxes and Cumulative
 Effect of Accounting Change                                                1,418,059          (1,908,589)           (497,423)
Income Taxes (Notes #1J and #8)                                               584,254            (370,100)            144,800
                                                                         ------------        ------------        ------------
Income/(Loss) Before Cumulative Effect of Accounting Change                   833,805          (1,538,489)            352,623
Cumulative Effect of Change in Accounting For Income Taxes
 (Note #17)                                                                      --                  --               107,000
                                                                         ------------        ------------        ------------
Net Income/(Loss)                                                        $    833,805        $ (1,538,489)       $    459,623
                                                                         ============        ============        ============
Income/(Loss) Per Share
    Earnings/(Loss) Per Share (Note #16)

        Income/(Loss) Before Cumulative Effect                           $       0.45        $      (0.83)       $       0.19
        Cumulative Effect                                                        --                  --                  0.06
                                                                         ------------        ------------        ------------
Net Income/(Loss)                                                        $       0.45        $      (0.83)       $       0.25
                                                                         ============        ============        ============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                                                                                  Valuation
                                         Number of                           Additional                           Allowance
                                          Shares            Common            Paid-in          Retained              for
                                        Outstanding          Stock            Capital          Earnings          Investments
                                        -----------       -----------       -----------       -----------        -----------
BALANCE, January 1, 1993                 1,552,425        $ 2,106,258       $ 3,306,684       $ 2,573,740        $      --

    Net income for the year                    --                --                --             459,623               --
                                        -----------       -----------       -----------       -----------        -----------

BALANCE, December 31, 1993                1,552,425         2,106,258         3,306,684         3,033,363               --

    Unrealized loss on invest-
     ment securities available-
     for-sale (net of tax)                     --                --                --                --              (47,672)

    Net loss for the year                      --                --                --          (1,538,489)              --
                                        -----------       -----------       -----------       -----------        -----------

BALANCE, December 31, 1994                1,552,425         2,106,258         3,306,684         1,494,874            (47,672)

    Change in unrealized
     gain/(loss) on investment
     securities available-for-
     sale (net of tax)                         --                --                --                --               59,559

    Six-for-five stock split                310,218

    Cash paid to shareholders
     in lieu of fractional shares
     on six-for-five stock split               --                --                --                (794)              --

    Net income for the year                    --                --                --             833,805               --
                                        -----------       -----------       -----------       -----------        -----------

BALANCE, December 31, 1995                1,862,643       $ 2,106,258       $ 3,306,684       $ 2,327,885        $    11,887
                                        ===========       ===========       ===========       ===========        ===========

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                                       1995                1994                1993
                                                                   ------------        ------------        ------------
DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
    Interest and fees received                                     $  7,543,620        $  9,569,008        $ 10,079,171
    Service fees and other income received                            3,944,375           2,838,016           3,881,428
    Financing revenue received under leases                              75,160             165,594             284,180
    Interest paid                                                    (2,027,170)         (1,950,722)         (2,583,173)
    Cash paid to suppliers and employees                             (8,906,657)         (9,377,571)         (9,720,421)
    Income taxes                                                        311,393             134,338              25,513
                                                                   ------------        ------------        ------------
                Net Cash Provided By Operating Activities               940,721           1,378,663           1,966,698
                                                                   ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities of investment
     securities held to maturity                                      2,797,500           9,500,000          12,007,422
    Proceeds from sales and maturities of investment
     securities, available for sale                                  11,055,000          14,955,590                --
    Purchase of investment securities held to maturity                     --            (2,975,156)        (19,055,196)
    Purchase of investment securities available for sale            (18,948,067)         (9,866,130)               --
    Proceeds from maturities of deposits in other
     financial institutions                                             891,000             781,000           2,073,000
    Increase in OREO                                                   (263,372)            (53,025)         (1,374,258)
    Purchase of deposits in other financial institutions             (1,584,000)           (391,000)         (1,672,000)
    Recoveries on loans previously written off                          894,920             265,128             578,555
    Net (increase)/decrease in loans to customers                     5,970,829          (4,039,130)          7,807,203
    Net decrease in leases to customers                                 716,544           1,404,057           1,502,117
    Capital expenditures                                               (494,129)           (224,977)           (403,993)
    Proceeds from sale of property, plant and equipment                  39,161               1,141             247,687
    Proceeds from sale of branch                                        200,000                --                  --
    Proceeds from sale of OREO                                          463,449             143,334             392,287
                                                                   ------------        ------------        ------------
                Net Cash Provided By Investing Activities             1,738,835           9,500,832           2,102,824
                                                                   ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in demand deposits, NOW accounts,
     savings accounts, and money market deposits                     (9,132,818)        (13,562,350)        (13,033,202)
    Net increase/(decrease) in certificates of deposits               8,962,786             960,723          (3,495,762)
    Net increase/(decrease) in federal funds purchased               (1,000,000)          1,000,000                --
    Cash paid in lieu of fractional shares                                 (794)               --                  --
    Decrease in mortgages payable                                          --                  --              (887,277)
                                                                   ------------        ------------        ------------
                Net Cash Used In Financing Activities                (1,170,826)        (11,601,627)        (17,416,241)
                                                                   ------------        ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             1,508,730            (722,132)        (13,346,719)

CASH AND CASH EQUIVALENTS, Beginning of year                          8,510,019           9,232,151          22,578,870
                                                                   ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, End of year                             $ 10,018,749        $  8,510,019        $  9,232,151
                                                                   ============        ============        ============



The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                               1995               1994               1993
                                                            -----------        -----------        -----------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
    Net Income/(Loss)                                       $   833,805        $(1,538,489)       $   459,623
                                                            -----------        -----------        -----------
    Adjustments to Reconcile Net Income/(Loss)
     to Net Cash Provided by Operating Activities
        Depreciation and amortization                           249,933            482,375            608,859
        Provision/(credit) for probable credit losses          (429,000)         1,440,000            300,000
        (Gain)/loss on sale of equipment                           (260)             1,330               (610)
        Increase/(decrease) in taxes payable                    895,647           (235,762)            63,313
        Increase in other assets                               (157,491)           (67,034)           (59,662)
        Increase/(decrease) in unearned loan fees              (654,365)         1,083,350            686,379
        (Increase)/decrease in interest receivable              (53,809)           186,005            139,902
        Increase/(decrease) in interest payable                 372,418            (31,718)          (102,050)
        Decrease in accrued expense and
         other liabilities                                     (140,873)            (9,731)          (130,854)
        Gain on sale of branch                                  (22,984)              --                 --
        (Gain)/loss on sale of investment securities              8,237             29,051             (2,344)
        Loss on sale of OREO                                     39,463             39,286              4,142
                                                            -----------        -----------        -----------

                Total Adjustments                               106,916          2,917,152          1,507,075
                                                            -----------        -----------        -----------

                Net Cash Provided by
                 Operating Activities                       $   940,721        $ 1,378,663        $ 1,966,698
                                                            ===========        ===========        ===========

SUPPLEMENTARY INFORMATION
    Change in valuation allowance for
     investment securities                                  $    59,559        $   (47,672)       $      --
                                                            ===========        ===========        ===========
    Book value of investment securities transferred
     from held-to-maturity to available-for-sale            $ 2,197,960        $      --          $      --
                                                            ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Vineyard National Bancorp (the Company) and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.  Principles of Consolidation

    The consolidated financial statements include the Company and its wholly owned subsidiary, Vineyard National Bank. Intercompany balances and transactions have been eliminated.

B.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

    While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

C.  Investment Securities

    The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities are deemed as either available-for-sale and are measured at fair value, with unrealized gains and losses, reported in a separate component of stockholders' equity. For 1993, investment securities

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

C.  Investment Securities, Continued

    were stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Gains or losses on disposition were based on the net proceeds and adjusted carrying amount of the securities sold.

D.  Loans and Interest on Loans

    Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Interest income is accrued monthly as earned on all loans not discounted. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan. Unearned discount on installment loans is recognized as income over the term of the loans by the sum-of-the-month-digits method (Rule of 78's).

    The Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

    Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

E.  Allowance for Loan Losses

    The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

F.  Direct Lease Financing

    The investment in lease contracts is recorded using the finance method of accounting. Under the finance method, an asset is recorded in the amount of the total lease payments receivable and estimated residual value, reduced by unearned income. Income, represented by the excess of the total receivable over the cost of the related asset, is recorded in income in decreasing amounts over the term of the contract based upon the principal amount outstanding. The financing lease portfolio consists of buses and relocatable buildings, with terms from three to seven years.

G.  Bank Premises, Equipment and Leasehold Improvements

    The Company's furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Rates of depreciation are based on the following depreciable lives: furniture, two to fifteen years; leasehold improvements, fifteen years; and equipment, five to twenty years. Total depreciation expense for the reporting periods ending December 31, 1995, 1994 and 1993, was approximately $492,000, $490,000 and $587,000, respectively.

H.  Reclassifications

    Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to 1995 classifications.

I.  Consolidated Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

J.  Income Taxes

    Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

K.  Other Real Estate Owned

    Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations.

L.  New Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost.

    In May 1995, FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When accounting for the cost of mortgage servicing rights in accordance with SFAS No. 122, regardless of the origin of those costs, the cost of acquisition includes the cost of the related mortgage servicing rights. If the mortgage banking enterprise sells a mortgage and a note and retains servicing rights, the total cost of the mortgage loan should be allocated to the mortgage servicing rights and the loan based upon the fair value of each. If the values are not practicably determinable, the entire cost of the acquisition should be allocated to the loan only.

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-based Compensation." This Statement establishes a fair value based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

    The Bank has not elected early adoption of any of the statements and has not determined the potential impact of the statements on its financial statements. The statements are effective for financial statements issued for fiscal years beginning after December 15, 1995.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #2 - INVESTMENT SECURITIES

At December 31, 1995 and 1994, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1995 were:

                                                                 Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                  Cost           Gains         Losses        Fair Value
                                             --------------  -------------  -------------  ---------------
U.S. Treasury securities                     $    6,003,641  $       8,546                 $     6,012,187
Obligations of other
 U.S. government agencies
 and corporations                                 7,225,536         11,951                       7,237,487
Other securities                                    181,844                                        181,844
                                             --------------  -------------  -------------  ---------------
                                             $   13,411,021  $      20,497  $     -        $    13,431,518
                                             ==============  =============  =============  ===============

The amortized cost and fair values of investment securities available-for-sale at December 31, 1994 were:

                                                                 Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                  Cost           Gains         Losses        Fair Value
                                             --------------  -------------  ------------   ---------------
U.S. Treasury securities                     $    1,968,755                 $    (54,692)  $     1,914,063
Obligations of other
 U.S. government agencies
 and corporations                                 1,000,000                      (27,500)          972,500
Other securities                                    166,844                                        166,844
                                             --------------  -------------  ------------   ---------------
                                             $    3,135,599  $     -        $    (82,192)  $     3,053,407
                                             ==============  =============  ============   ===============

The amortized cost and fair values of investment securities held-to-maturity at December 31, 1994 were:

                                                                 Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                  Cost           Gains         Losses        Fair Value
                                             --------------  -------------  -------------  ---------------
U.S. Treasury securities                     $    2,000,737                 $    (10,737)  $     1,990,000
Obligations of other
 U.S. government agencies
 and corporations                                 2,983,558                      (90,283)        2,893,275
Obligations of state and
 political subdivisions                               5,018  $          12                           5,030
                                             --------------  -------------  ------------   ---------------
                                             $    4,989,313  $          12  $   (101,020)  $     4,888,305
                                             ==============  =============  ============   ===============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #2 - INVESTMENT SECURITIES, Continued

The amortized cost and fair values of investment securities available-for-sale at December 31, 1995, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Securities
                                                                               Available-for-Sale
                                                                       -----------------------------------
                                                                          Amortized             Fair
                                                                            Cost                Value
                                                                       ---------------     ---------------
Due in one year or less                                                $    11,018,774     $    11,032,674
Due after one year but less than five years                                  2,210,403           2,217,000
                                                                       ---------------     ---------------
                                                                            13,229,177          13,249,674
Other securities                                                               181,844             181,844
                                                                       ---------------     ---------------
                                                                       $    13,411,021     $    13,431,518
                                                                       ===============     ===============

Proceeds from sales and maturities of investment securities available-for-sale and held-to-maturity during 1995 were $11,055,000 and $2,797,500, respectively. Gross losses on those sales and maturities were $8,237. Included in shareholders' equity at December 31, 1995 is $11,887 of net unrealized losses (net of $8,611 estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales and maturities of investment securities available-for-sale and held-to-maturity during 1994 were $14,955,590 and $9,500,000, respectively. Gross gains and losses on those sales and maturities were $3,816 and $32,867, respectively. Included in shareholders' equity at December 31, 1994 is $47,672 of net unrealized losses (net of $34,520 estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value of $3,802,906 and $4,295,804 and market value of $3,802,906 and $4,205,045 at December 31, 1995 and 1994, respectively, were pledged to secure public monies as required by law.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #3 - LOANS

All the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:

                                                                            1995                1994
                                                                       ---------------     ---------------
Commercial, financial and agricultural                                 $     9,256,985     $     9,150,757
Real Estate - construction                                                     680,085           1,483,921
Real Estate - mortgage
    Commercial                                                              22,299,858          18,426,302
    Residential                                                              6,580,811           8,464,082
Installment loans to individuals                                            41,723,335          49,657,401
All other loans (including overdrafts)                                          69,477              95,804
                                                                       ---------------     ---------------
                                                                            80,610,551          87,278,267
Unearned income on installment loans                                        (2,796,117)         (3,538,061)
Deferred loan fees                                                            (331,895)           (244,316)
                                                                       ---------------     ---------------
        Loans, Net of Unearned Income                                  $    77,482,539     $    83,495,890
                                                                       ===============     ===============

Non-accruing loans totaled approximately $479,000 and $139,000 at December 31, 1995 and 1994, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $42,000, $13,000 and $134,000 for the years ended December 31, 1995, 1994 and 1993, respectively. This had the effect of reducing earnings per share $.02, $.01 and $.07 for the years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995 and 1994, the Company had approximately $320,000 and $701,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1995, the Bank had loans amounting to approximately $564,000, that were specifically classified as impaired. The average balance of these loans amounted to approximately $567,000 for the year ended December 31, 1995. The allowance for loan losses related to impaired loans amounted to approximately $67,000 at December 31, 1995. The following is a summary of cash receipts on these loans and how they were applied in 1995:

Cash receipts applied to reduce principal balance                    $    8,853
Cash receipts recognized as interest income                              24,931
                                                                     ----------
                Total Cash Receipts                                  $  33,784
                                                                     ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #4 - DIRECT LEASE FINANCING

The Company leases buses and relocatable buildings to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing consists of the following:

                                                       1995               1994
                                                   -----------        -----------
Lease payments receivable                          $   649,774        $ 1,469,140
Unearned income                                        (60,909)          (163,731)
                                                   -----------        -----------
                Total Direct Lease Financing       $   588,865        $ 1,305,409
                                                   ===========        ===========

The Company had no outstanding commitments relating to municipal leases at December 31, 1995 and 1994.

At December 31, 1995, future minimum lease payments receivable under direct financing leases are as follows:

    Year Ending
   December 31,
- -------------------
       1996                                                        $   395,537
       1997                                                            168,491
       1998                                                             24,837
                                                                   -----------
                Total                                              $   588,865
                                                                   ===========

NOTE #5 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain directors and officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1995 and 1994, is as follows:

                                                                              1995               1994
                                                                         --------------     --------------
Outstanding balance, Beginning of year                                   $    1,936,581     $    1,539,592
Credit granted, including renewals                                              448,007          1,463,064
Repayments                                                                     (928,704)        (1,066,075)
                                                                         --------------     --------------
Outstanding balance, End of year                                         $    1,455,884     $    1,936,581
                                                                         ==============     ==============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #5 - LOANS TO DIRECTORS AND OFFICERS, Continued

Not included in the balances outstanding at December 31, 1995 and 1994 were undisbursed commitments to lend of approximately $119,000 and $122,000, respectively. Included in the balances above were loans classified by the Company's regulatory agency or by the Company for approximately $0 ($0 undisbursed) in 1995 and $431,000 ($89,000 undisbursed) in 1994. There were no non-accruing loans to Directors and Officers in 1995 and 1994.


NOTE #6 - RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:

                                                             1995              1994              1993
                                                        --------------    --------------    --------------
Balance, Beginning of year                              $    1,014,433    $    1,307,105    $    1,868,295
Recoveries on loans previously charged off                     894,920           265,128           578,555
Loans charged off                                             (696,887)       (1,997,800)       (1,439,745)
Provision charged to operating expense                        (429,000)        1,440,000           300,000
                                                        --------------    --------------    --------------
Balance, End of year                                    $      783,466    $    1,014,433    $    1,307,105
                                                        ==============    ==============    ==============


NOTE #7 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:

                                                     1995               1994
                                                 -----------        -----------
Buildings                                        $ 1,571,635        $ 1,365,572
Furniture and equipment                            3,245,193          3,463,908
Leasehold improvements                             1,191,835          1,297,533
                                                 -----------        -----------
                                                   6,008,663          6,127,013
        Less:  Accumulated depreciation
         and amortization                         (2,965,369)        (2,870,089)

Land                                                 660,000            660,000
                                                 -----------        -----------
                Total                            $ 3,703,294        $ 3,916,924
                                                 ===========        ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #8 - INCOME TAXES

                                                        Year Ending December 31,
                                                ------------------------------------------
                                                  1995            1994             1993
                                                ---------       ---------        ---------
Tax provision/(credit) applicable to
 income before income taxes                     $ 584,254       $(370,100)       $ 144,800
                                                =========       =========        =========

Federal Income Tax
    Current                                          --              --           (106,134)
    Deferred                                      416,752        (372,500)         185,737
                                                ---------       ---------        ---------
                Total Federal Income Tax          416,752        (372,500)          79,603
                                                ---------       ---------        ---------

State Franchise Tax
    Current                                         2,400           2,400            1,600
    Deferred                                      165,102            --             63,597
                                                ---------       ---------        ---------
                Total State Franchise Tax         167,502           2,400           65,197
                                                ---------       ---------        ---------
                Total                           $ 584,254       $(370,100)       $ 144,800
                                                =========       =========        =========

Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                       1995                             1994                      1993
                              ----------------------------   ------------------------   ----------------------------
                                Federal          State          Federal       State       Federal             State
                              -----------      ---------     ------------   ----------  -----------        ---------
Tax Effect Of
Revenue and expenses
 reported on a different
 basis for tax purposes        $ 253,602       $ 118,340        $(495,746)                $ (18,559)       $  (7,565)
Depreciation computed
 differently on tax
 returns than for
 financial statements              2,740          (6,551)          (1,670)                  (21,021)          (2,444)
Deferred compensation
 plan                             14,550           4,836           (9,344)                   25,533            8,341
Provision for loan loss
 deduction in tax return
 over or/(under) amount
 charged for financial
 statement purposes              145,860          48,477          134,260                   199,784           65,265
                               ---------       ---------        ---------        --       ---------        ---------
                Total          $ 416,752       $ 165,102        $(372,500)       --       $ 185,737        $  63,597
                               =========       =========        =========        ==       =========        =========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993

NOTE #8 - INCOME TAXES, Continued

As a result of the following items, the total income tax expense/(credit) for 1995, 1994 and 1993, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:

                                   1995                     1994                                1993
                           -----------------------      -----------------------      -----------------------
                                          Percent                      Percent                      Percent
                                         of Pretax                    of Pretax                    of Pretax
                             Amount       Income          Amount        Income         Amount        Income
                           ---------     ---------      ----------   ----------      -----------  -----------
Federal rate               $ 482,140        34.0%        $(330,477)       (17.4)%      $ 169,124        34.0%
Changes due to State
 income tax, net of
 Federal tax benefit         110,551         7.8             1,584         0.1            43,030         8.6
Exempt interest              (21,800)       (1.5)          (54,200)       (2.8)          (92,702)      (18.6)
Other                         13,363         0.9            12,993         0.7            25,348         5.1
                           ---------        ----         ---------        ----         ---------        ----
            Total          $ 584,254        41.2%        $(370,100)       (19.4)%        144,800        29.1%
                           =========        ====         =========        ====         =========        ====

As of December 31, 1995, the Company has incurred cumulative timing differences which result in gross deferred tax assets and liabilities of $475,000 and $190,000, respectively. Management has determined that a $475,000 valuation allowance against gross deferred tax assets is appropriate which results in a net deferred tax liability of $190,000. The net amount is included in the other liabilities of the Company. The change in the valuation allowance was attributable to likely non-realization of timing differences associated with the net operating loss generated for income tax purposes.

NOTE #9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under leases for equipment and property. The original terms of the leases range from two to thirty years. The following is a schedule of future minimum lease payments based upon obligations at year-end.

      Year Ending
     December 31,
- -----------------------
         1996                                                  $      592,383
         1997                                                         473,556
         1998                                                          37,066
         1999                                                          21,264
         2000                                                           8,860
                                                                -------------
                Total                                           $   1,133,129
                                                                =============

Total property and equipment expenditures charged to leases for the reporting periods ended December 31, 1995, 1994 and 1993, were approximately $733,000, $725,000 and $699,000, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #9 - COMMITMENTS AND CONTINGENCIES, Continued

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1995, the Company had commitments to extend credit of approximately $5,113,000 and obligations under standby letters of credit of approximately $294,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company is involved in various other litigation. In the opinion of Management and the Company's legal council, the disposition of all such other litigation pending will not have a material effect on the Company's financial statements.

NOTE #10 - STOCK SPLIT

On August 23, 1995, the Bank's Board of Directors approved a six-for-five stock split of its common stock. The outstanding shares and related calculations included in these financial statements reflect retroactive adjustments for this stock split.

NOTE #11 - STOCK OPTION PLAN

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 shares (after giving retroactive effect for stock splits) in which the remaining ungranted shares from the 1981 Incentive Stock Option Plan (12,374 shares) were removed from the plan and added to the shares of the 1987 Incentive Stock Option Plan (92,626 shares). The Plan provides that options of the Company's unissued common stock may be granted to officers and key employees at prices not less than the fair value of such shares at dates of grant. Options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the sixth anniversary of the date on which the option is granted.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #11 - STOCK OPTION PLAN, Continued

During 1994, the Board of Directors of Vineyard National Bancorp elected to cancel all existing stock options and reissue new stock options at a price of $3.50 per share ($2.92 per share after giving retroactive effect for the six-for-five stock split.)

Transactions for the three years ended December 31, 1995 (after giving retroactive effect for the six-for-five stock split), are summarized as follows:

                                                          Number of Shares
                                                   -------------------------------
                                                    Available
                                                       For
                                                    Granting         Outstanding         Price Per Share
                                                   -----------      --------------      ------------------
Balance, January 1, 1993                                37,704             88,748        $5.63 to $6.25
    Options canceled                                    19,980            (19,980)            $6.25
    Options granted                                     (6,000)             6,000             $4.17
                                                   -----------      -------------

Balance, December 31, 1993                              51,684             74,768        $4.17 to $6.25
    Options canceled                                    74,768            (74,768)       $4.17 to $6.25
    Options granted                                    (80,048)            80,048             $2.92
                                                   -----------      -------------

Balance, December 31, 1994                              46,404             80,048             $2.92
    Options canceled                                     9,632             (9,632)            $2.92
    Options granted                                     (6,000)             6,000             $2.92
                                                   -----------      -------------

Balance, December 31, 1995                              50,036             76,416        $2.60 to $2.92
                                                   ===========      =============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #12 - OTHER INCOME/EXPENSES

The following is a breakdown of other income and expenses for the years ended December 31, 1995, 1994 and 1993:

                                                    1995             1994             1993
                                                 ----------       ----------       ----------
Other Income
    Fees and service charges                     $2,286,071       $2,283,054       $3,176,816
    Gain on sale of loans                            10,614           91,023          258,894
    Loan servicing                                  150,415          450,654          435,807
                                                 ----------       ----------       ----------
                Total                            $2,447,100       $2,824,731       $3,871,517
                                                 ==========       ==========       ==========

Other Expenses
    Data Processing                              $  826,520       $  875,477       $  881,730
    Marketing expenses                              326,605          414,098          373,192
    Professional expenses                           561,825          719,950          611,044
    Office supplies, postage and telephone          431,034          463,665          458,213
    Insurance and assessment expense                336,096          418,795          477,441
    Loan related expense                            359,095          582,902          296,400
    Administrative expense                           99,767          129,828          133,346
    Other                                           269,526          203,022          260,943
                                                 ----------       ----------       ----------
                Total                            $3,210,468       $3,807,737       $3,492,309
                                                 ==========       ==========       ==========

NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1995, the combined amount of funds available from these two sources amounted to approximately $1,531,000 or 19.8%.

NOTE #14 - DEFERRED COMPENSATION

During 1987, the Company established a non-qualified, unfunded deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #14 - DEFERRED COMPENSATION, Continued

Effective September 1, 1990 the Company adopted a new deferred compensation plan with similar provisions of the 1987 plan except that the Company may make matching contributions of 50% of officers' deferrals up to a maximum of 5% and 100% of senior officers' deferrals to a maximum of 10%. The Company's contribution, in the aggregate, for all Participants shall not exceed 4% of compensation of all Company employees. Each Participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $138,833 ($81,911 net of income taxes), $107,057 ($81,214 net of income taxes) and $90,883 ($53,621 net of income taxes) for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE #15 - DEFINED CONTRIBUTION PLAN

Effective August 1, 1990, the Company established a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees contribute from 1% to 12% of their compensation with a maximum of $7,979 annually. The Company's contributions to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 2% of the employee's compensation. The Company's matching contribution will become vested at 20% per year with full vesting after five years. The expense was $36,070 ($21,281 net of income taxes) and $34,533 ($26,197 net of income taxes) and $35,509 ($20,950 net of income taxes) for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE #16 - INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

The calculation of the income/(loss) per common share was computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during each period, retroactively adjusted for the six-for-five stock split. Stock options granted and warrants issued do not have a dilutive effect, and they have been excluded from the calculation of income/(loss) per share.

The weighted average number of shares used to compute income/(loss) per common share was 1,862,643 in 1995, 1994 and 1993.

NOTE #17 - CHANGE IN ACCOUNTING METHOD

During 1993, the Company changed its method of accounting for income taxes to conform with the new requirements of SFAS No. 109. The effect of this change was to increase net income for 1993 by $107,000 ($.06 per share after giving retroactive effect for the six-for-five stock split). The cumulative effect of the change of $107,000 ($.06 per share after giving retroactive effect for the six-for-five stock split) is shown as a one-time credit to income in the 1993 income statement.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #18 - CAPITAL ADEQUACY

The Company's and the Bank's primary regulators, the Federal Reserve Board and Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Board and the Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of December 31, 1995, the Company had a ratio of total capital to risk-weighted assets of 10.20%, a ratio of Tier 1 capital to total risk-weighted assets of 9.26% and a leverage capital ratio of 7.24%. This compares to comparable ratios of 8.80%, 7.67% and 6.29%, respectively, in 1994. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NOTE #19 - MORTGAGE LOAN SERVICING OPERATIONS

The Company originated long term first and second trust deed mortgages for resale on the Secondary Market to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The gains or losses on the sales of these loans were generally recognized at the time of sale. The Company retained servicing rights to these loans. Servicing arrangements provided for the Company to maintain all records related to the servicing agreement, to assume responsibility for billing mortgagors, to collect periodic mortgage payments, and to perform various other activities necessary to the mortgage servicing function. The Company received as compensation a servicing fee on the principal balance of the outstanding loans. Servicing fee income amounted to approximately $150,000, $436,000 and $333,000 in 1995, 1994, and 1993,
respectively. During 1995, the Company sold the servicing rights on loans totaling approximately $161 million. The mortgage servicing rights were sold without recourse. The Bank received approximately $1,489,000 from the sale.

NOTE #20 - CAPITAL CONTRIBUTION

During 1993, the Company contributed $300,000 to its wholly owned subsidiary, Vineyard National Bank, in the form of a capital contribution. This intercompany transaction was eliminated in the consolidated financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993

NOTE #21 - REGULATORY MATTERS

As a result of an examination by the Office of the Comptroller of the Currency
(OCC) as of August 31, 1992, the Comptroller of the Currency entered into a Formal Agreement with the Company dated February 25, 1993. The Agreement required the Bank, among other things: (a) to achieve as of May 31, 1993 and maintain thereafter Tier 1 capital of at least 8% of risk-weighted assets and 5.5% of adjusted total assets, (b) to take immediate action to protect the Bank's interest in criticized assets (c) to declare or pay no cash dividends without prior approval of the OCC, and (d) to alter, amend, develop and establish various polices and procedures designed to improve the condition of the Company. On December 2, 1994, the OCC terminated the Formal Agreement.

NOTE #22 - OTHER REAL ESTATE OWNED

As discussed in Note #1K, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:

                                                  1995             1994
                                                ---------        ---------
Balance, Beginning of year                      $ 848,234        $ 977,829
Additions                                         284,000          240,954
Sales                                            (578,670)        (227,786)
Valuation adjustments and other                    55,130         (142,763)
                                                ---------        ---------
Balance, End of year                            $ 608,694        $ 848,234
                                                =========        =========

The balances at December 31, 1995 and 1994 are shown net of reserves.

NOTE #23 - RESERVE FOR POSSIBLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1995, 1994 and 1993:

                                           1995             1994             1993
                                         ---------        ---------        ---------
Balance, Beginning of year               $  93,263            1,300        $    --
Provision changed to other expense          49,740          137,129            1,300
Charge-offs and other reductions          (104,870)         (45,166)
                                         ---------        ---------        ---------
Balance, End of year                     $  38,133        $  93,263        $   1,300
                                         =========        =========        =========

                                                                   Page 66 of 79

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993

NOTE #24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1995. FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                        Carrying
                                                                         Amount            Fair Value
                                                                      -----------         -----------
Assets
    Cash and cash equivalents                                         $10,018,749         $10,018,749
    Interest bearing deposits                                             792,000             792,000
    Investment securities                                              13,431,518          13,431,518
    Loans receivable                                                   80,415,950          79,717,685
    Accrued interest receivable                                           541,975             541,975
Liabilities
    Non-interest bearing deposits                                      25,691,559          25,691,559
    Interest bearing deposits                                          72,722,888          72,829,888
    Accrued interest payable                                              640,883             640,883

                                                                         Notional         Cost to Cede
                                                                          Amount            or Assume
                                                                      --------------      ------------
Off-balance sheet instruments
    Commitments to extend credit and standby letters of credit        $  5,406,803        $   54,068


The following methods and assumptions were used by the Bank in estimating fair value disclosures:

- -   Cash and Cash Equivalents

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #24 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

- -   Interest Bearing Deposits

    Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

- -   Investment Securities

    Fair values are based upon quoted market prices, where available.

- -   Loans

    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

- -   Deposits

    The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

- -   Off-balance Sheet Instruments

    Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

NOTE #25 - SALE OF BRANCH OFFICE

During 1995, the Company sold certain assets and liabilities of its Victorville branch. Total assets sold were approximately $1,275,000 and total liabilities assumed by the buyer were approximately $4,104,000. The transaction resulted in a gain of approximately $23,000, which has been included in other income in 1995. The Bank is no longer operating the branch in Victorville.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #26 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)

                                 BALANCE SHEETS

                                                        1995             1994
                                                     ----------       ----------
ASSETS
    Cash in Vineyard National Bank                   $    7,177       $    7,805
    Prepaid expenses                                        670              517
    Investment in subsidiary                          7,746,154        6,852,956
                                                     ----------       ----------

                Total Assets                         $7,754,001       $6,861,278
                                                     ==========       ==========

LIABILITIES
    Due to shareholders in lieu of
     fractional shares on stock splits                    1,287            1,134
                                                     ----------       ----------

STOCKHOLDERS' EQUITY
    Common stock                                      2,106,258        2,106,258
    Additional paid in capital                        3,306,684        3,306,684
    Retained earnings                                 2,339,772        1,447,202
                                                     ----------       ----------

                Total Stockholders' Equity            7,752,714        6,860,144
                                                     ----------       ----------
                Total Liabilities and
                 Stockholders' Equity                $7,754,001       $6,861,278
                                                     ==========       ==========

                              STATEMENTS OF INCOME

                                                   1995               1994               1993
                                                -----------        -----------        -----------
INCOME
    Equity in income/(loss) of subsidiary       $   833,639        $(1,538,664)       $   495,415
    Interest                                            966                975              5,050
                                                -----------        -----------        -----------
                                                    834,605         (1,537,689)           500,465
                                                -----------        -----------        -----------
EXPENSE
    Other                                              --                 --               40,042
                                                -----------        -----------        -----------
                                                       --                 --               40,042
                                                -----------        -----------        -----------
                Operating Income/(Loss)             834,605         (1,537,689)           460,423

INCOME TAXES                                            800                800                800
                                                -----------        -----------        -----------

                Net Income/(Loss)               $   833,805        $(1,538,489)       $   459,623
                                                ===========        ===========        ===========

INCOME/(LOSS) PER COMMON SHARE                  $      0.45        $     (0.83)       $      0.25
                                                ===========        ===========        ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, AND 1993


NOTE #26 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY), CONTINUED

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                              1995               1994               1993
                                                          -----------        -----------        -----------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
    Interest received                                     $       966        $       975        $     5,050
    Cash paid for operating expenses                             --                 --              (35,902)
    Income taxes paid                                            (800)              (800)              (800)
                                                          -----------        -----------        -----------
                Net Cash/(Used) Provided by
                 Operating Activities                             166                175            (31,652)
                                                          -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital contribution to Vineyard National Bank               --                 --             (300,000)
                                                          -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash paid for fractional shares                              (794)              --                 --
                                                          -----------        -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        (628)               175           (331,652)
CASH, Beginning of year                                         7,805              7,630            339,282
                                                          -----------        -----------        -----------

CASH, End of year                                         $     7,177        $     7,805        $     7,630
                                                          ===========        ===========        ===========

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
    Net Income/(Loss)                                         833,805         (1,538,489)           459,623
                                                          -----------        -----------        -----------
    Adjustments to Reconcile Net Income/(Loss)
     to Net Cash/(Used) Provided by Operating
     Activities
        (Increase)/decrease in other assets                      (153)                18              4,172
        Undistributed (earnings)/loss of subsidiary          (833,639)         1,538,664           (495,415)
        Increase/(decrease) in other liabilities                  153                (18)               (32)
                                                          -----------        -----------        -----------
                Net Cash (Used)/Provided by
                 Operating Activities                     $       166        $       175        $   (31,652)
                                                          ===========        ===========        ===========

                                SECURITY ACTIVITY

           MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


The Bancorp's common stock is not listed on any exchange nor is it listed with NASDAQ, however, it is listed on the "Pink Sheets" as published by the National Quotation Bureau. There is a relatively limited trading market in the Bancorp stock and Management of the Bancorp remains aware of current market trends in the Bancorp stock. At year end, December 1995, there were 742 shareholders of record. There have been no cash dividends in the past and the Management of the Bancorp has no immediate plans to pay cash dividends in the future.

On or about December 16, 1988, the Bank converted to Vineyard National Bancorp, a California bank holding company. Shares of stock in Vineyard National Bank were then available for exchange into Bancorp stock at the rate of four shares of Bank stock for five shares of new Bancorp stock. The date of records of ownership for purposes of the conversion is the same date of December 16, 1988.

The following table covers the last three fiscal years of the Bancorp and summarizes the trades in the Bancorp stock by quarters and is based upon the transactions of which the Management is aware and sets forth high and low prices as well as volume. Management may not be aware of all prices in some trades nor may Management be aware of all trades. There is one security dealer who currently makes a market in the Bancorp stock and that dealer is Sutro & Company located at 41945 Big Bear Boulevard, Suite 228, Big Bear Lake, California 92315. The prices shown on the table are for each share of no par value common stock of Vineyard National Bancorp.

                                        Three Year Summary
- ----------------------------------------------------------------------------------------

                            Sales Price of the Bancorp's Common Stock (1)

        Quarter                                              Approximate        Stock
         Ended                   Low             High           Volume         Dividend
- -----------------------       ---------        --------    -----------------   ---------
      March 1993              $   4.25         $   5.00          3,148            -0-
       June 1993              $   3.75         $   4.50          2,098            -0-
    September 1993            $   3.50         $   4.25          6,007            -0-
     December 1993            $   3.25         $   4.00         34,525            -0-
      March 1994              $   2.75         $   3.25          2,609            -0-
       June 1994              $   2.00         $   2.75          6,288            -0-
    September 1994            $   2.00         $   2.75         41,000            -0-
     December 1994            $   2.75         $   3.00         47,569            -0-
      March 1995              $   3.00         $   3.50         50,790            -0-
       June 1995              $   3.50         $   3.88         61,606            -0-
    September 1995            $   3.00         $   3.88          3,773            -0-
     December 1995            $   3.00         $   3.50         67,197            -0-


- --------------------------

(1) As estimated by management of the Bancorp based upon trades of which management is aware. Management may not be aware of all prices in some trades listed within the approximate volume column.

         The selected quarterly data for 1995 is based on the unaudited financial statements of the Company as presented by management.

                                                                          Quarter Ended 1995
                                              -----------------------------------------------------------------------------
                                                 March 31             June 30            September 30          December 31
                                              -------------        -------------        --------------       --------------
    Net Interest Income                       $   1,603,894        $   1,495,232        $   1,549,014        $   1,521,135
    Provision for Loan and Lease Losses                --                   --                300,000              129,000
    Other Income                                    677,415            1,994,645              632,289              617,768
    Other Expenses                               (2,270,509)          (2,409,878)          (2,277,470)          (2,144,476)
                                              -------------        -------------        -------------        -------------

    Income/(Loss) Before Taxes                       10,800            1,079,999              203,833              123,427
    Income Taxes                                     (1,600)            (445,400)              43,746             (181,000)
                                              -------------        -------------        -------------        -------------

    Net Income/(Loss)                         $       9,200        $     634,599        $     247,579        $     (57,573)
                                              =============        =============        =============        =============

    Earnings/(Loss) Per Share
     of Common Stock (1)
    Net Income/(Loss)                         $        0.49        $        0.34        $        0.13        $       (0.03)
                                              =============        =============        =============        =============

    Number of Shares Used in
     Per Share Calculation (1)                    1,862,643            1,862,643            1,862,643            1,862,643
    Stock Splits                                       --                   --                6 for 5                 --

    BALANCE SHEET DATA
      Assets                                  $ 109,607,887        $ 112,914,128        $ 113,817,164        $ 107,559,133
                                              =============        =============        =============        =============
      Deposits                                $ 102,022,637        $ 104,587,762        $ 105,095,300        $  98,414,447
                                              =============        =============        =============        =============
      Loans and Leases/(Net)                  $  77,770,173        $  76,052,523        $  79,204,435        $  77,287,938
                                              =============        =============        =============        =============
      Stockholders' Equity                    $   6,885,581        $   7,531,617        $   7,783,165        $   7,752,714
                                              =============        =============        =============        =============

- ----------------------------------

(1) Retroactively adjusted for stock splits.

SELECTED QUARTERLY FINANCIAL DATA

         The selected quarterly data for 1994 is based on the unaudited financial statements of the Company as presented by management.

                                                                           Quarter Ended 1994
                                              ----------------------------------------------------------------------------
                                                 March 31              June 30           September 30         December 31
                                              -------------        -------------        -------------        -------------
    Net Interest Income                       $   1,565,600        $   1,595,126        $   1,694,721        $   1,698,081
    Provision for Loan and Lease Losses           1,340,000                 --                   --                100,000
    Other Income                                    822,687              711,523              677,595              597,160
    Other Expenses                                2,514,100            2,410,325            2,310,710            2,595,947
                                              -------------        -------------        -------------        -------------

    Income/(Loss) Before Taxes                   (1,465,813)            (103,676)              61,606             (400,706)
    Income Taxes                                    614,800              (18,700)             (26,000)            (200,000)
                                              -------------        -------------        -------------        -------------

    Net Income/(Loss)                         $    (851,013)       $    (122,376)       $      35,606        $    (600,706)
                                              =============        =============        =============        =============

    Earnings/(Loss) Per Share
     of Common Stock (1)
    Net Income/(Loss)                         $       (0.46)       $       (0.07)       $        0.02        $       (0.32)
                                              =============        =============        =============        =============

    Number of Shares Used in
     Per Share Calculation (1)                    1,862,643            1,862,643            1,862,643            1,862,643

    BALANCE SHEET DATA
      Assets                                  $ 115,967,805        $ 113,553,908        $ 111,643,852        $ 107,417,232
                                              =============        =============        =============        =============
      Deposits                                $ 107,647,102        $ 105,359,814        $ 103,298,323        $  98,584,479
                                              =============        =============        =============        =============
      Loans and Leases/(Net)                  $  77,544,830        $  78,548,401        $  84,011,816        $  83,786,866
                                              =============        =============        =============        =============
      Stockholders' Equity                    $   7,579,865        $   7,452,577        $   7,490,453        $   6,860,144
                                              =============        =============        =============        =============

- --------------------------------

(1) Retroactively adjusted for stock splits.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1996 for the Company's 1996 annual shareholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1996 for the Company's 1996 annual shareholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1996 for the Company's 1996 annual shareholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1996 for the Company's 1996 annual shareholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         a)    The following documents are filed as part of this Form 10-K:

               1)    Financial Statements:

                     See Index to Financial Statements in Item 8 on Page 43 of this Report.

               2) All schedules are omitted as the information is not required, is not material or is otherwise furnished.

               3)    Exhibits:

                     See Index to Exhibits on Page 78 of this Form 10-K. Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and arrangements:

               A) Incentive Stock Option Plan for Vineyard National Bank, 1981. Exhibit 10.1

               B) Incentive Stock Option Plan for Vineyard National Bank, 1987. Exhibit 10.2

               C) Joinder Agreement for Employee to Participate in Vineyard National Bancorp 1987 Incentive Stock Option Plan.
                     Exhibit 10.3

               D)    Vineyard National Bank Deferred Compensation Plan.
                     Exhibit 10.4

               E) Employment Agreement between Vineyard National Bank and Steven R. Sensenbach. Exhibit 10.5

               F) 1988 Extension Agreement for Employment Agreement between Vineyard National Bank and Steven R. Sensenbach.
                     Exhibit 10.6

         b)    Reports on Form 8-K:

               None.

         c)    Exhibits:

               See Index to Exhibits on Page 79 of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 28th day of March 1996.

                                  VINEYARD NATIONAL BANCORP
                                  (Registrant)

                                  By   /s/ STEVEN R. SENSENBACH
                                       -------------------------------------
                                       Steven R. Sensenbach,
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996.

                                                      President, Chief Executive Officer (Principal
/s/ STEVEN R. SENSENBACH                              Executive Officer) and Director
- ----------------------------------------------------


                                                      Executive Vice President, Chief Financial
                                                      Officer, (Principal Financial and Accounting
/s/ SOULE CLAUDE                                      Officer)
- ----------------------------------------------------


/s/ LESTER STROH, M.D.                                Chairman of the Board of Directors
- ----------------------------------------------------


/s/ FRANK S. ALVAREZ                                  Director
- ----------------------------------------------------


/s/ ROLAND O. NORIEGA                                 Director
- ----------------------------------------------------


/s/ JOEL H. RAVITZ                                    Director
- ----------------------------------------------------


/s/ JODIE SMITH                                       Director
- ----------------------------------------------------


/s/ RENNY V. THOMAS                                   Director
- ----------------------------------------------------

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Vineyard National Bancorp:

         We consent to the incorporation of our Report dated February 2, 1996, on the consolidated financial statements of Vineyard National Bancorp as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, included in its Annual Report on Form 10-K for the year ended December 31, 1995.



VAVRINEK, TRINE, DAY & CO.
Certified Public Accountants
Rancho Cucamonga, California

                                             INDEX TO EXHIBITS

 Exhibit                                                                                  Sequentially
  Number                                   Description                                    Numbered Page
- ----------   ------------------------------------------------------------------------  -------------------
     3.1     Registrant's Articles of Incorporation                                           (R-1)
     3.2     Registrant's Bylaws                                                              (R-1)
     3.3     Plan of Reorganization and Agreement of Merger                                   (R-1)
     4.0     Specimen Common Stock Certificate of Registrant                                  (R-1)
    10.1     Incentive Stock Option Plan for Vineyard National Bank 1981                      (R-1)
    10.2     Incentive Stock Option Plan for Vineyard National Bank 1987                      (R-1)
    10.3     Joinder Agreement for Employee to Participate in Vineyard National
             Bancorp 1987 Incentive Stock Option Plan                                         (R-1)
    10.4     Vineyard National Bank Deferred Compensation Plan                                (R-1)
    10.5     Employment Agreement Between Vineyard National Bank and
             Steven R. Sensenbach                                                             (R-1)
    10.6     1988 Extension Agreement for Employment Agreement Between
             Vineyard National Bank and Steven R. Sensenbach                                  (R-1)
    10.7     Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Rancho Cucamonga Office 1987                                           (R-1)
    10.8     Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Chino Office 1988                                                      (R-1)
    10.9     Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Diamond Bar Office 1987                                                (R-1)
    10.10    Addendum to Lease Agreement Ref 10.9                                             (R-1)
    10.11    Addendum to Lease Agreements Refs 10.9 and 10.10                                 (R-1)
    10.12    Lease Agreement Regarding Lake Arrowhead Office 1988                             (R-1)
    10.13    Estoppel Certificate to Lease Agreement Ref 10.12 Between
             Vineyard National Bank and Landlord 1988                                         (R-1)
    10.14    Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Additional Rancho Cucamonga Office Space 1988                          (R-1)
    10.15    Buy/Sell Agreement Between Vineyard National Bank and Wells
             Fargo 1984                                                                       (R-1)
    10.16    Buy/Sell Agreement Between Vineyard National Bank and
             Arrowhead Pacific Savings Bank 1988                                              (R-1)
    10.17    Change in Terms and Conditions Between Vineyard National Bank
             and Landlord Regarding Rancho Cucamonga Office 1989                              (R-1)
    10.18    Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Victorville Office 1989                                                (R-1)
    10.19    Lease Agreement Between Vineyard National Bank and Landlord
             Regarding Additional Victorville Office Space 1989                               (R-2)
     21      Subsidiaries of the Registrant                                                   (R-2)
     23      Consent of Vavrinek, Trine, Day & Company                                        (R-2)
     27      Data Schedule

- ------------------------------------

(R-1) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(R-2) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.