Form 10-Q
period 1996-03-31
VINEYARD NATIONAL BANCORP
filed 1996-05-13
CIK 840256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ______________________________________________


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996     Commission File No. 33-24541


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


                         APPLICABLE TO CORPORATE ISSUES

            Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of March 29, 1996.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                               TABLE OF CONTENTS



                                                                     PART I
FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  3

        Consolidated Statements of Income
        For the Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  4

        Consolidated Statements of Changes in Stockholders' Equity
        For the Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  5

        Consolidated Statements of Cash Flows
        For the Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  9



                                                                     PART II
OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                             March 31,       December 31,
                                                                               1996             1995
                                                                           -------------     -------------
          Cash and due from banks                                          $   7,004,168     $   8,093,749

          Federal funds sold                                                   8,000,000         1,925,000
                                                                              ----------        ----------

                             Total Cash and Cash Equivalents                  15,004,168        10,018,749
                                                                              ----------        ----------

          Interest-bearing deposits in other financial institutions              792,000           792,000

          Investment securities

                 Available-for-sale                                            9,669,781        13,431,518



          Loans, net of unearned income                                       80,172,308        77,482,539

          Direct lease financing                                                 463,669           588,865

                     Less:  Reserve for possible loan and lease losses          (746,179)         (783,466)
                                                                              -----------       -----------

                                                                              79,889,798        77,287,938

          Other real estate owned                                                895,605           608,694

          Bank premises and equipment                                          3,693,017         3,703,294

          Accrued interest                                                       506,636           541,975

          Cash surrender value of life insurance                                 547,601           741,834

          Other assets                                                           698,561           433,131
                                                                             -----------        ----------

                             Total Assets                                 $  111,697,167    $  107,559,133
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


          LIABILITIES


                 Deposits

                     Demand deposits                                          26,651,549        25,691,559

                     Savings and NOW deposits                                 26,980,000        26,537,492

                     Money market deposits                                    15,378,342        16,295,843

                     Time deposits in denominations of $100,000 or more        6,478,850         8,932,511

                     Other time deposits                                      27,431,411        20,957,042
                                                                              ----------        ----------

                                                                             102,920,152        98,414,447

                 Accrued employee salary benefits                                231,241           443,013

                 Accrued interest and other liabilities                          892,480           948,959
                                                                             -----------        ----------

                             Total Liabilities                               104,043,873        99,806,419
                                                                             -----------        ----------

          STOCKHOLDERS' EQUITY

                 Contributed Capital

                     Common stock - authorized 15,000,000 shares, no par       2,106,258         2,106,258
                      value, issued and outstanding 1,862,643 share in
                      1996 and 1995

                 Additional paid-in capital                                    3,306,684         3,306,684

                 Retained earnings                                             2,234,352         2,327,885

                 Valuation allowance for investments                               6,000            11,887
                                                                             -----------        ----------

                             Total Stockholders' Equity                        7,653,294         7,752,714
                                                                             -----------        ----------

                             Total Liabilities and Stockholders' Equity   $  111,697,167    $  107,559,133
                                                                             ===========       ===========





See accompanying notes to financial statements.                    Page 3 of 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                 March 31,      March 31,
                                                                                   1996           1995
                                                                                -----------    -----------
         INTEREST INCOME

                Interest and fees on loans                                      $ 1,837,162    $ 1,919,012

                Interest on Investment Securities

                    Obligations of U.S. Government Agencies and Corporations        163,262        103,873

                    Obligations of State and Political Subdivisions                     -              116

                    Interest on other securities                                      2,446          2,431

                Interest on deposits                                                  7,617          2,752

                Interest on Federal funds sold                                       43,036         57,832

                Direct lease financing income                                        10,905         25,457
                                                                                  ---------      ---------

                            Total Interest Income                                 2,064,428      2,111,473
                                                                                  ---------      ---------

         INTEREST EXPENSE

                Interest on savings deposits                                         55,073         86,101

                Interest on NOW and money market deposits                           127,684        155,499

                Interest on time deposits in denominations of $100,000 or more       90,013         63,781

                Interest on other time deposits                                     348,848        199,183

                Interest on impound accounts                                            132          2,263

                Interest on Federal funds purchased                                   -                752
                                                                                  ---------      ---------

                            Total Interest Expense                                  621,750        507,579
                                                                                  ---------      ---------

                            Net Interest Income                                   1,442,678      1,603,894

         PROVISION FOR LOAN AND LEASE LOSSES                                          -               -
                                                                                  ---------      ---------

                            Net Interest Income After Provision                   1,442,678      1,603,894
                                                                                  ---------      ---------
                             for Loan and Lease Losses

         OTHER INCOME


                Fees and service charges                                            444,618        683,444

                Net loss on sale of investment securities                              -            (8,237)

                Other Income                                                          1,753          2,208
                                                                                  ---------      ---------

                            Total Other Income                                      446,371        677,415
                                                                                  ---------      ---------

         OTHER EXPENSES

                Salaries and employee benefits                                      911,678        998,757

                Occupancy expense of premises                                       272,244        310,563

                Furniture and equipment expenses                                    121,512        145,160

                Other expenses (Note #2)                                            677,148        816,029
                                                                                  ---------      ---------

                            Total Other Expenses                                  1,982,582      2,270,509
                                                                                  ---------      ---------

         INCOME/(LOSS) BEFORE INCOME TAXES                                          (93,533)        10,800

         INCOME TAXES                                                                   -            1,600
                                                                                  ---------      ---------

         NET INCOME/(LOSS)                                                      $   (93,533)   $     9,200
                                                                                  =========      =========

         EARNINGS/(LOSS) PER SHARE(NOTE #3)                                     $     (0.05)   $      0.01
                                                                                  =========      =========





See accompanying notes to financial statements.                   Page 4 of 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                                  Valuation
                                         Number of                   Additional                   Allowance
                                           Shares         Common       Paid-in      Retained         for
                                         Outstanding      Stock        Capital      Earnings      Investments
                                         -----------     -------     ----------     --------      -----------
          BALANCE, January 1, 1995        1,862,643    $ 2,106,258   $ 3,306,684   $ 1,494,874      $ (47,672)

               Change in net                   -              -             -             -            16,237
               unrealized
               loss on investment
               securities available-
               for-sale


               Net income for the             -              -             -             9,200           -
               three months
                                          ---------    -----------   -----------   -----------      ---------


          BALANCE, March 31, 1995         1,862,643    $ 2,106,258   $ 3,306,684   $ 1,504,074      $ (31,435)
                                          =========    ===========   ===========   ===========      =========


          BALANCE, January 1, 1996        1,862,643    $ 2,106,253   $ 3,306,684   $ 2,327,885      $  11,887


               Change in net                   -              -             -             -            (5,887)
               unrealized
               loss on investment
               securities available-
               for-sale


               Net loss for the                -              -             -         (93,533)           -
               three months
                                          ---------    -----------   -----------   -----------      ---------

          BALANCE, March 31, 1996         1,862,643    $ 2,106,253   $ 3,306,684   $ 2,234,352      $   6,000
                                          =========    ===========   ===========   ===========      =========




See accompanying notes to financial statements.                   Page 5 of 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                    March 31,        March 31,
                                                                      1996             1995
                                                                   -----------      -----------
      INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


      CASH FLOWS FROM OPERATING ACTIVITIES


             Interest and fees received                           $ 2,194,922      $ 1,708,620

             Service fees and other income received                   440,898          685,652

             Financing revenue received under leases                   10,905           25,457

             Interest paid                                           (587,374)        (443,910)

             Cash paid to suppliers and employees                  (2,230,483)      (2,600,755)

             Income taxes                                             (11,424)          (1,600)
                                                                  -----------      -----------
                         Net Cash Used in Operating Activities       (182,556)        (626,536)
                                                                  -----------      -----------

      CASH FLOWS FROM INVESTING ACTIVITIES


             Proceeds from sales and maturities of investment             -          1,992,500
              securities held-to-maturity

             Proceeds from sales of investment securities            4,000,000            -
              available-for-sale

             Purchase of investment securities held-to-maturity           -         (1,961,797)

             Purchase of investment securities                        (250,000)     (1,974,172)
                 available-for-sale

             Proceeds from maturities of deposits in other                -             99,000
              financial institutions

             Purchase of deposits in other financial                      -           (396,000)
             institutions

             Net (increase)/decrease in loans to customers          (2,862,473)      6,102,948

             Net decrease in leases to customers                       125,196         223,321

             Net (increase)/decrease in other real estate owned       (286,911)        245,130

             Recoveries on loans previously written off                 30,943          53,643

             Capital expenditures                                      (99,958)        (49,040)

             Proceeds from sale of equipment                             5,473            -
                                                                  ------------    ------------

                         Net Cash Provided by Investing                662,270       4,335,533
                         Activities
                                                                  ------------    ------------

      CASH FLOWS FROM FINANCING ACTIVITIES

             Net increase/(decrease) in demand deposits, NOW           484,997      (1,435,236)
              accounts, savings accounts, and money market
              deposits

             Net increase in certificates of deposit                 4,020,708       4,873,394

             Decrease in Federal funds purchased                         -          (1,000,000)
                                                                  ------------    ------------

                         Net Cash Provided by Financing              4,505,705       2,438,158
                         Activities
                                                                  ------------    ------------


      NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,985,419       6,147,155



      CASH AND CASH EQUIVALENTS, Beginning of year                  10,018,749       8,510,019
                                                                  ------------    ------------

      CASH AND CASH EQUIVALENTS, End of quarter                   $ 15,004,168    $ 14,657,174
                                                                  ============    ============





See accompanying notes to financial statements.                   Page 6 of 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                        March 31,      March 31,
                                                                          1996            1995
                                                                       ----------      ---------
      RECONCILIATION OF NET INCOME/(LOSS) TO

       NET CASH USED IN OPERATING ACTIVITIES

             Net Income/(Loss)                                          $ (93,533)     $   9,200
                                                                        ---------      ---------
             Adjustments to Reconcile Net Income
              to Net Cash Used in Operating Activities

                 Depreciation and amortization                            111,821        110,975

                 Gain on sale of equipment                                 (5,473)             -

                 Loss on sale of other real estate owned                        -         40,070

                 Decrease in taxes payable                                (11,424)        (1,600)

                 Increase in other assets                                 (71,197)      (160,622)

                 Increase/(decrease) in unearned loan fees                104,474       (363,220)

                 Decrease in interest receivable                           35,339          3,364

                 Increase in interest payable                              34,376         63,669

                 Decrease in accrued expense and other liabilities       (286,939)      (336,609)

                 Loss on sale of investments                                   -           8,237
                                                                        ---------      ---------


                         Total Adjustments                                (89,023)      (635,736)
                                                                        ---------      ---------

                         Net Cash Used in Operating Activities          $(182,556)     $(626,536)
                                                                        =========      =========




      SUPPLEMENTARY INFORMATION

             Change in valuation allowance for investment securities    $  (5,887)     $  16,237
                                                                        =========      =========





      DISCLOSURE OF ACCOUNTING POLICY

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.
             Generally, Federal funds are purchased and sold for one-day periods.





See accompanying notes to financial statements.                   Page 7 of 13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1996 AND 1995

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1995, the Company was required to implement SFAS No. 114, as amended by SFAS No. 118, which changes the method of accounting for certain loans identified as "impaired" and SFAS No. 119, which requires particular disclosures for derivative financial instruments.


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 1996 and 1995:

                                                                        March 31,    March 31,
                                                                          1996         1995
                                                                       ----------    ---------
      Data processing                                                  $  199,784    $ 215,671

      Marketing expenses                                                  68,123       81,567

      Office supplies, postage and telephone                              67,483       74,244

      Professional expenses                                               85,496       105,879

      Bank insurance and assessments                                      41,575       118,091

      Other                                                               214,687      220,577
                                                                       ----------    ---------
                         Total Other Expenses                          $  677,148    $ 816,029
                                                                       ==========    =========


NOTE #3 - EARNINGS/(LOSS) PER COMMON EQUIVALENT SHARE

Earnings/(loss) per share is based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earnings/ (loss) per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings/(loss) per common share was 1,862,643 in 1996 and 1995 (after giving retroactive effect for the six-for-five stock split in 1995).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  Vineyard National Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Vineyard National Bank, a National banking association (the "Bank").

RESULTS OF OPERATIONS

                  The Company incurred a net loss of $93,533 for the quarter ended March 31, 1996, as compared to a net income of $9,200 for the same period in 1995.

NET INTEREST INCOME

                  The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income decreased $161,000 or 10.1% in the three month period ended March 31, 1996, as compared to the same period in 1995. This decrease was due primarily to a $47,000 decrease in interest income and a $114,000 increase in interest expense. The net change was substantially a result of increases in interest rates paid on customer deposits.

                  The decrease in interest income was attributable primarily to a decease in the rates of interest and fees charged to the Bank's borrowers. Outstanding loans and leases increased during the three month period ended March 31, 1995 by $2,565,000 as a direct result of increased loan demand. During this period total deposits increased by $3,438,000. The deposit mix changed significantly as demand deposits increased by $960,000, savings and NOW accounts increased $13,645,250, money market accounts decreased $978,000, time deposits in excess of $100,000 decreased $2,453,000, and other time deposits decreased $6,728,000. The net interest margin (net interest income expressed as a percentage of interest income) has remained at 76 percent.

PROVISION FOR POSSIBLE LOAN LOSSES

                  The Bank follows the practice of maintaining a reserve for potential losses on loan and leases (the "Loan Loss Reserve" or the "Reserve") at an amount which, in Management's judgement, is adequate to absorb potential losses on total loans and leases outstanding. Losses on loans or leases are charged against the reserve and the reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of collateral securing loans or in general economic conditions. Additions to the reserve are made through a charge against income referred to as the "Provision for Loan and Lease Losses".

                  Effective January 1, 1995, the Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan". Under SFAS No. 114, a loan is impaired when it is "probable" that the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. All loans identified as "impaired" are to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loan impairment is evaluated on loan-by-loan basis as part of normal loan review procedures at the Bank.

                  During the three month period ended March 31, 1996, no provision was made because the balance in the reserve was deemed adequate by Management. The net charge-offs on previously granted loans was approximately $68,000 for the three months ended March 31, 1996, as compared to $116,000 for the same period in 1995.

OTHER INCOME

                  The decrease of $231,000 in other income in the three month period ended March 31, 1996, as compared to 1995, was due primarily to the decrease in loan servicing income which resulted from the sale of the Bank's mortgage rights during 1995. In addition, other fees and service charges decreased as a result of the Bank no longer operating the Victorville branch due to its sale during 1995.

OTHER EXPENSES

                  Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $290,000 or 13%, during the three month period ended March 31, 1996, as compared to the same period in 1995. The decrease in other expenses was primarily a result of decreases in salary and employee benefits, marketing expenses, FDIC assessment, and data processing costs. In addition, occupancy expenses decreased as a result of the Bank no longer operating the Victorville branch after its sale in 1995.

FINANCIAL CONDITION AND LIQUIDITY

                  During the three months ended March 31, 1996, the Company's assets increased by approximately $4.1 million or 4%, compared to December 31, 1995. The Company continued to have adequate cash resources with approximately $7,004,000 of cash held on deposit at other financial institutions, $9,670,000 of investment securities, and $8,000,000 in Federal Funds Sold at March 31, 1996. Liquidity was up and resulted in the increase in cash and cash equivalents of $5.0 million. The increased liquidity resulted primarily from the decrease in total non-liquid assets, an increase in total deposits and an increase in Federal Funds Sold. The Bank's investment portfolio contains $10,000 of unrealized losses on estimated fair values when compared to book values at March 31, 1996. Investment securities totaling $4,000,000 matured during the three month period ended March 31, 1996. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $460,000 at March 31, 1996. All loans on non-accrual status are considered to be impaired.

         Total shareholders' equity decreased from approximately $7,753,000 at December 31, 1995 to $7,653,000 at March 31, 1996, as a result of the net loss generated for the three months then ended and an increase in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of March 31, 1996, the Company had a ratio of capital to risk-weighted assets of 9.72%, a ratio of Tier 1 capital to risk-weighted assets of 8.85%, and a leverage capital ratio of 7.17%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            a)     Exhibits:  Exhibit 27.  Data Schedule


            b)     Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 1996.



                                   VINEYARD NATIONAL BANK



                                   By: /s/ Soule Claude
                                       -----------------------------------
                                           Soule Claude
                                           Corporate Secretary