Form 10-Q
period 1996-06-30
VINEYARD NATIONAL BANCORP
filed 1996-08-12
CIK 840256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ______________________________________________


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996      Commission File No. 33-24541


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


                         APPLICABLE TO CORPORATE ISSUES

        Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of June 30, 1996.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      JUNE 30, 1996 AND DECEMBER 31, 1995



                               TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

  Consolidated Balance Sheets
  June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Income
  For the Six Months and Three Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Consolidated Statements of Changes in Stockholders' Equity
  For the Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Consolidated Statements of Cash Flows
  For the Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


                                    PART II


OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Exhibit 27.  Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                               June 30,            December 31,
                                                                                 1996                  1995
                                                                              ------------          ------------
                                     ASSETS
Cash and due from banks                                                         $6,712,367            $8,093,749
Federal funds sold                                                               1,409,000             1,925,000
                                                                              ------------          ------------
                    Total Cash and Cash Equivalents                              8,121,367            10,018,749
                                                                              ------------          ------------
Interest-bearing deposits in other financial institutions                          693,000               792,000
Investment securities
      Available-for-sale                                                        14,135,655            13,431,518

Loans, net of unearned income                                                   86,257,500            77,482,539
Direct lease financing                                                             403,648               588,865
      Less:  Reserve for probable loan and lease losses                           (719,110)             (783,466)
                                                                              ------------          ------------
                                                                                85,942,038            77,287,938
Other real estate owned                                                            615,925               608,694
Bank premises and equipment                                                      6,586,052             3,703,294
Accrued interest                                                                   604,571               541,975
Cash surrender value of life insurance                                             547,601               741,834
Other assets                                                                       515,612               433,131
                                                                              ------------          ------------
                    Total Assets                                              $117,761,821          $107,559,133
                                                                              ============          ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
          Demand deposits                                                       28,155,086            25,691,559
          Savings and NOW deposits                                              26,494,398            26,537,492
          Money market deposits                                                 13,846,348            16,295,843
          Time deposits in denominations
           of $100,000 or more                                                   5,880,800             8,932,511
          Other time deposits                                                   34,750,188            20,957,042
                                                                              ------------          ------------
                                                                               109,126,820            98,414,447
          Accrued employee salary benefits                                         270,477               443,013
          Accrued interest and other liabilities                                   856,481               948,959
                                                                              ------------          ------------
                  Total Liabilities                                            110,253,778            99,806,419
                                                                              ------------          ------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000 shares,                           2,106,258             2,106,258
           no par value, issued and outstanding 1,862,643
           shares in 1996 and 1995
          Additional paid-in capital                                             3,306,684             3,306,684
          Retained earnings                                                      2,110,127             2,327,885
          Valuation allowance for investments                                      (15,026)               11,887
                                                                              ------------          ------------
                  Total Stockholders' Equity                                     7,508,043             7,752,714
                                                                              ------------          ------------
                  Total Liabilities and Stockholders' Equity                  $117,761,821          $107,559,133
                                                                              ============          ============





See accompanying notes to financial statements.                   Page 3 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                      Six Months Ended June 30,  Three Months Ended June 30,
                                                                      -------------------------  ---------------------------
                                                                          1996         1995          1996           1995
                                                                      -----------  ------------  ------------   ------------
INTEREST INCOME
      Interest and fees on loans                                       $3,789,432   $3,723,935    $1,952,270     $1,804,923
      Interest on Investment Securities
          Obligations of U.S. Government Agencies and Corporations        353,576      304,138       190,314        200,265
          Obligations of State and Political Subdivisions                                  233                          117
          Interest on other securities                                      4,895        4,871         2,449          2,440
      Interest on deposits                                                 19,332       10,842        11,715          8,090
      Interest on Federal funds sold                                      110,741      124,807        67,705         66,975
      Direct lease financing income                                        19,598       46,256         8,693         20,799
                                                                        ---------   ----------   -----------     ----------
                    Total Interest Income                               4,297,574    4,215,082     2,233,146      2,103,609
                                                                        ---------   ----------   -----------     ----------
INTEREST EXPENSE
      Interest on savings deposits                                        110,482      165,633        55,409         79,532
      Interest on NOW and money market deposits                           245,130      302,399       117,446        146,900
      Interest on time deposits in denominations of $100,000 or more      172,469      147,121        82,456         83,340
      Interest on other time deposits                                     810,288      494,102       461,440        294,919
      Interest on impound accounts                                            132        5,949                        3,686
      Interest on Federal funds purchased                                     115          752           115
                                                                        ---------   ----------   -----------     ----------
                    Total Interest Expense                              1,338,616    1,115,956       716,866        608,377
                                                                        ---------   ----------   -----------     ----------
                    Net Interest Income                                 2,958,958    3,099,126     1,516,280      1,495,232
PROVISION FOR LOAN AND LEASE LOSSES                                       116,300                    116,300
                                                                        ---------   ----------   -----------     ----------
                    Net Interest Income After Provision
                     for Loan and Lease Losses                          2,842,658    3,099,126     1,399,980      1,495,232
                                                                        ---------   ----------   -----------     ----------





See accompanying notes to financial statements.                    Page 4 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                      Six Months Ended June 30,  Three Months Ended June 30,
                                                                      -------------------------  ---------------------------
                                                                          1996         1995          1996           1995
                                                                     -----------  ------------  -------------   -----------
OTHER INCOME
      Fees and service charges and gain on sale of loans                $886,640    $1,265,121      $442,022       $581,677
      Sale of mortgage servicing rights                                              1,410,608                    1,410,608
      Net loss on sale of investment securities                                         (8,237)
      Other Income                                                         4,501         4,568         2,748          2,360
                                                                       ---------    ----------   -----------      ---------
                    Total Other Income                                   891,141     2,672,060       444,770      1,994,645
                                                                       ---------    ----------   -----------      ---------
OTHER EXPENSES
      Salaries and employee benefits                                   1,817,899     1,987,627       906,221        988,870
      Occupancy expense of premises                                      505,544       632,060       233,300        321,497
      Furniture and equipment expenses                                   263,455       322,018       141,943        176,858
      Other expenses (Note #2)                                         1,363,059     1,738,682       685,911        922,653
                                                                       ---------    ----------   -----------      ---------
                    Total Other Expenses                               3,949,957     4,680,387     1,967,375      2,409,878
                                                                       ---------    ----------   -----------      ---------
INCOME/(LOSS) BEFORE INCOME TAXES                                       (216,158)    1,090,799      (122,625)     1,079,999
INCOME TAXES                                                              (1,600)     (447,000)       (1,600)      (445,400)
                                                                       ---------    ----------   -----------      ---------
NET INCOME/(LOSS)                                                      $(217,758)     $643,799     $(124,225)      $634,599
                                                                       =========    ==========   ===========      =========
EARNINGS/(LOSS) PER SHARE OF COMMON STOCK (Note #3)                       $(0.12)        $0.35        $(0.07)         $0.34
                                                                       =========    ==========   ===========      =========





See accompanying notes to financial statements.                    Page 5 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                                             Valuation
                                    Number of                      Additional                Allowance
                                      Shares          Common        Paid-in      Retained       for
                                   Outstanding        Stock         Capital      Earnings    Investments
                                   ------------  -------------  -------------  -----------  ------------
Balance, January 1, 1995              1,862,643     $2,106,258     $3,306,684   $1,494,874   $(47,672)
      Change in net unrealized
       loss on investment
       securities available-
       for-sale                                                                                27,674
      Net income for
       the six months                                                              643,799
                                     ----------     ----------     ----------   ----------   --------
Balance, June 30, 1995                1,862,643     $2,106,258     $3,306,684   $2,138,673   $(19,998)
                                     ==========     ==========     ==========   ==========   ========

Balance, January 1, 1996              1,862,643     $2,106,258     $3,306,684   $2,327,885    $11,887
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                               (26,913)
      Net loss for
       the six months                                                             (217,758)
                                     ----------     ----------     ----------   ----------   --------
Balance, June 30, 1996                1,862,643     $2,106,258     $3,306,684   $2,110,127   $(15,026)
                                     ==========     ==========     ==========   ==========   ========





See accompanying notes to financial statements.                    Page 6 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             1996            1995
                                                                          ---------      -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                        $4,875,502      $3,429,279
        Service fees and other income received                               878,393       2,680,297
        Financing revenue received under leases                               19,598          46,256
        Interest paid                                                     (1,352,553)       (972,605)
        Cash paid to suppliers and employees                              (3,790,198)     (4,891,537)
        Income taxes paid                                                     (1,600)         (1,600)
                                                                         -----------    ------------
                Net Cash Provided by Operating Activities                    629,142         290,090
                                                                         -----------    ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sales and maturities of investment
         securities held-to-maturity                                                       1,992,500
        Proceeds from sales of investment securities
         available-for-sale                                                7,000,000       3,000,000
        Purchase of investment securities held-to-maturity                                (1,961,797)
        Purchase of investment securities available-for-sale              (7,756,729)     (9,951,116)
        Proceeds from maturities of deposits in other
         financial institutions                                               99,000          99,000
        Purchase of deposits in other financial institutions                                (792,000)
        Net (increase)/decrease in loans to customers                     (9,669,145)      7,757,819
        Net decrease in leases to customers                                  185,217         347,939
        Net (increase)/decrease in other real estate owned                   (32,848)        136,390
        Recoveries on loans previously written off                            59,596         258,452
        Capital expenditures                                              (3,193,391)        (92,306)
        Proceeds from sale of property, plant and equipment                   69,403          12,880
                                                                         -----------    ------------
                Net Cash Provided/(Used) by Investing Activities         (13,238,897)        807,761
                                                                         -----------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net decrease in demand deposits, NOW accounts,
         savings accounts, and money market deposits                         (29,062)     (4,451,208)
        Net increase in certificates of deposit                           10,741,435      10,454,491
        Decrease in Federal funds purchased                                               (1,000,000)
                                                                         -----------    ------------
                    Net Cash Provided by Financing Activities             10,712,373       5,003,283
                                                                         -----------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,897,382)      6,101,134
CASH AND CASH EQUIVALENTS, Beginning of year                              10,018,749       8,510,019
                                                                         -----------    ------------
CASH AND CASH EQUIVALENTS, End of quarter                                 $8,121,367     $14,611,153
                                                                         ===========    ============





See accompanying notes to financial statements.                    Page 7 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                              1996           1995
                                                                           ----------     ----------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income/(Loss)                                                      $(217,758)       $643,799
                                                                           ----------     ----------
    Adjustments to Reconcile Net Income to
     Net Cash Provided/(Used) by Operating Activities
        Depreciation and amortization                                        241,599         147,785
        Provision for probable credit losses                                 116,300
        Loss on sale of equipment                                              5,821
        Loss on sale of other real estate owned                               25,617          40,070
        Increase/(decrease) in taxes payable                                 (11,424)        674,051
        (Increase)/decrease in other assets                                  111,751        (422,776)
        Increase/(decrease) in unearned loan fees                            653,932        (629,867)
        (Increase)decrease in interest receivable                            (62,596)          6,651
        Increase/(decrease) in interest payable                              (13,937)        143,351
        Decrease in accrued expense and other liabilities                   (220,163)       (321,211)
        (Gain)/loss on sale of investments                                                     8,237
                                                                           ----------     ----------
                Total Adjustments                                            846,900        (353,709)
                                                                           ----------     ----------
                Net Cash Provided by Operating Activities                   $629,142        $290,090
                                                                           ==========     ==========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities               $(26,913)        $27,674
                                                                           ==========     ==========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.





See accompanying notes to financial statements.                    Page 8 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             JUNE 30, 1996 AND 1995




NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1995, the Company was required to implement SFAS No. 114, as amended by SFAS No. 118, which changes the method of accounting for certain loans identified as "impaired" and SFAS No. 119, which requires particular disclosures for derivative financial instruments.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the six and three month periods ended June 30, 1996 and 1995:


                                           Six Months Ended             Three Months Ended
                                               June 30,                       June 30
                                       --------------------------     ----------------------
                                          1996            1995          1996          1995
                                       ----------      ----------     --------      --------
Data processing                          $391,111        $420,067     $191,327      $204,396
Marketing expenses                        150,842         167,570       82,719        86,003
Office supplies, postage
 and telephone                            139,101         218,079       71,618       143,835
Professional expenses                     218,262         284,288      132,766       178,409
Bank insurance and assessments             85,197         231,518       43,622       113,427
Other                                     378,546         417,160      163,859       196,583
                                       ----------      ----------     --------      --------
          Total Other Expenses         $1,363,059      $1,738,682     $685,911      $922,653
                                       ==========      ==========     ========      ========



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

RESULTS OF OPERATIONS

          The Company incurred a net loss of $217,758 for the six months ended June 30, 1996, as compared to net income of $643,799 for the same period in 1995.

NET INTEREST INCOME

          The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income decreased $140,000 or 4.5% in the six month period ended June 30, 1996, as compared to the same period in 1995. This decrease was due primarily to a $82,000 increase in interest income and a $223,000 increase in interest expense. The net change was substantially a result of the increases in other time deposits and interest rates paid on customer deposits.

          The increase in interest income was attributable primarily to an increase in loan volume. Outstanding loans and leases increased during the six month period ended June 30, 1996 by $8,590,000 as a direct result of increased loan demand. During this period total deposits increased by $10,712,000. The deposit mix changed significantly as demand deposits increased by $2,464,000, money market accounts decreased $2,449,000, savings and NOW accounts decreased by $44,000, time deposits in excess of $100,000 decreased $3,052,000, and other time deposits increased $13,793,000. The net interest margin (net interest income expressed as a percentage of interest income) was 69 percent as compared to 74 percent in 1995.

PROVISION FOR PROBABLE LOAN LOSSES

          The Bank follows the practice of maintaining a reserve for potential losses on loan and leases (the "Loan Loss Reserve" or the "Reserve") at an amount which, in Management's judgment, is adequate to absorb potential losses on total loans and leases outstanding. Losses on loans or leases are charged against the reserve and the reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of collateral securing loans or in general economic conditions. Additions to the reserve are made through a charge against income referred to as the "Provision for Loan and Lease Losses".

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

          During the six month period ended June 30, 1996, a provision was made of $116,300. The net charge-offs on previously granted loans was approximately $240,000 for the six months ended June 30, 1996, as compared to net recoveries of $60,000 for the same period in 1995.

OTHER INCOME

          The decrease of $1,774,000 in other income in the six month period ended June 30, 1996, as compared to 1995, was due primarily to the decrease in loan servicing income which resulted from the sale of the Bank's mortgage servicing rights during 1995. In addition, other fees and service charges decreased as a result of the Bank no longer operating the Victorville branch due to its sale during 1995.

OTHER EXPENSES

          Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $723,000 or 15%, during the six month period ended June 30, 1996, as compared to the same period in 1995. The decrease in other expenses was primarily a result of decreases in salary and employee benefits, marketing expenses, FDIC assessment, and data processing costs. In addition, occupancy expenses decreased as a result of the Bank no longer operating the Victorville branch after its sale in 1995.

FINANCIAL CONDITION AND LIQUIDITY

          During the six months ended June 30, 1996, the Company's assets increased by approximately $10.7 million or 10%, compared to December 31, 1995. The Company continued to have adequate cash resources with approximately $7,162,000 of cash held on deposit at other financial institutions, $14,136,000 of investment securities, and $1,409,000 in Federal Funds Sold at June 30, 1996. The Bank's investment portfolio contains $15,000 of unrealized losses on estimated fair values when compared to book values at June 30, 1996.
Investment securities totaling $7,000,000 matured during the six month period ended June 30, 1996. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $701,000 at June 30, 1996. All loans on non-accrual status are considered to be impaired.

         During the six months ended June 30, 1996, the Company acquired the corporate headquarters and main branch building. This resulted in an increase in Bank Premises of approximately $2,471,000.

         Total shareholders' equity decreased from approximately $7,753,000 at December 31, 1995 to $7,508,000 at June 30, 1996, as a result of the net loss generated for the six months then ended and a decrease in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of June 30, 1996, the Company had a ratio of capital to risk-weighted assets of 8.74%, a ratio of Tier 1 capital to risk-weighted assets of 7.97%, and a leverage capital ratio of 6.35%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        a)    Exhibits:  Data Schedule


        b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 1996.


                             VINEYARD NATIONAL BANK



                                   By: /s/ Soule Claude
                                       _____________________________________
                                        Soule Claude
                                        Corporate Secretary