Form 10-Q
period 1996-09-30
VINEYARD NATIONAL BANCORP
filed 1996-11-13
CIK 840256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ______________________________________________


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996   Commission File No. 33-24541


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


                         APPLICABLE TO CORPORATE ISSUES

        Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of September 30, 1996.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY




                               TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Income
   For the Nine Months and Three Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Consolidated Statements of Changes in Stockholders' Equity
   For the Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

   Consolidated Statements of Cash Flows
   For the Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


                                                            PART II

OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

  Exhibit 27.  Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                              September 30,   December 31,
                                                                  1996            1995
                                                              -------------   ------------
Cash and due from banks                                        $  6,393,504   $  8,093,749
Federal funds sold                                                1,504,000      1,925,000
                                                               ------------   ------------
                    Total Cash and Cash Equivalents               7,897,504     10,018,749
                                                               ------------   ------------
Interest-bearing deposits in other financial institutions           594,000        792,000
Investment securities
      Available-for-sale                                          9,265,440     13,431,518

Loans, net of unearned income                                    93,181,673     77,482,539
Direct lease financing                                              290,563        588,865
      Less:  Reserve for probable loan
       and leases losses                                           (717,627)      (783,466)
                                                               ------------   ------------
                                                                 92,754,609     77,287,938
Other real estate owned                                             757,750        608,694
Bank premises and equipment                                       6,482,963      3,703,294
Accrued interest                                                    540,100        541,975
Cash surrender value of life insurance                              547,600        741,834
Other assets                                                        614,863        433,131
                                                               ------------   ------------
                    Total Assets                               $119,454,829   $107,559,133
                                                               ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
          Demand deposits                                        27,188,876     25,691,559
          Savings and NOW deposits                               26,447,127     26,537,492
          Money market deposits                                  15,678,131     16,295,843
          Time deposits in denominations
           of $100,000 or more                                    6,629,115      8,932,511
          Other time deposits                                    34,579,213     20,957,042
                                                               ------------   ------------
                                                                110,522,462     98,414,447
          Accrued employee salary benefits                          260,347        443,013
          Accrued interest and other liabilities                  1,044,016        948,959
                                                               ------------   ------------
                  Total Liabilities                             111,826,825     99,806,419
                                                               ------------   ------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000
           shares, no par value, issued and outstanding
           1,862,643 shares in 1996 and 1995                      2,106,258      2,106,258
          Additional paid-in capital                              3,306,684      3,306,684
          Retained earnings                                       2,214,645      2,327,885
          Valuation allowance for investments                           417         11,887
                                                               ------------   ------------
                  Total Stockholders' Equity                      7,628,004      7,752,714
                                                               ------------   ------------
                  Total Liabilities and Stockholders' Equity   $119,454,829   $107,559,133
                                                               ============   ============





See accompanying notes to financial statements.                     Page 3 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                            Nine Months Ended September 30,   Three Months Ended September 30,
                                                            --------------------------------  ---------------------------------
                                                                 1996             1995              1996             1995
                                                            --------------- ----------------  ---------------- ----------------
INTEREST INCOME
      Interest and fees on loans                                $5,936,823       $5,594,270        $2,147,391       $1,870,335
      Interest on Investment Securities
          Obligations of U.S. Government Agencies
           and Corporations                                        512,448          540,511           158,872          236,373
          Obligations of State and Political Subdivisions                               272                                 39
          Interest on other securities                               7,343            7,281             2,448            2,410
      Interest on deposits                                          27,173           23,599             7,841           12,757
      Interest on Federal funds sold                               139,136          185,178            28,395           60,371
      Direct lease financing income                                 26,369           62,483             6,771           16,227
                                                                ----------       ----------        ----------       ----------
                    Total Interest Income                        6,649,292        6,413,594         2,351,718        2,198,512
                                                                ----------       ----------        ----------       ----------
INTEREST EXPENSE
      Interest on savings deposits                                 166,414          244,159            55,932           78,526
      Interest on NOW and money market deposits                    403,764          438,323           158,634          135,924
      Interest on time deposits in denominations
       of $100,000 or more                                         254,716          238,961            82,247           91,840
      Interest on other time deposits                            1,255,651          837,310           445,363          343,208
      Interest on impound accounts                                     132            5,949
      Interest on Federal funds purchased                              488              752               373
                                                                ----------       ----------        ----------       ----------
                    Total Interest Expense                       2,081,165        1,765,454           742,549          649,498
                                                                ----------       ----------        ----------       ----------
                    Net Interest Income                          4,568,127        4,648,140         1,609,169        1,549,014
(PROVISION)/CREDIT FOR LOAN AND LEASE LOSSES                      (333,900)         300,000          (217,600)         300,000
                                                                ----------       ----------        ----------       ----------
                    Net Interest Income After (Provision)/
                     Credit for Loan and Lease Losses            4,234,227        4,948,140         1,391,569        1,849,014
                                                                ----------       ----------        ----------       ----------





See accompanying notes to financial statements.                     Page 4 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                            Nine Months Ended September 30,   Three Months Ended September 30,
                                                            --------------------------------  ---------------------------------
                                                                 1996             1995              1996             1995
                                                            --------------- ----------------  ---------------- ----------------
OTHER INCOME
      Fees and service charges and
       gain on sale of loans                                    $1,366,882       $1,814,553        $  480,242       $  549,432
      Sale of mortgage servicing rights                                           1,488,789                             78,131
      Net gain/(loss) on sale of
       investment securities                                            23           (8,237)               23
      Other Income                                                   7,812            9,244             3,311            4,676
                                                                ----------       ----------        ----------       ----------
                    Total Other Income                           1,374,717        3,304,349           483,576          632,239
                                                                ----------       ----------        ----------       ----------
OTHER EXPENSES
      Salaries and employee benefits                             2,698,178        2,989,635           880,279        1,002,008
      Occupancy expense of premises                                682,178          949,532           176,634          317,472
      Furniture and equipment expenses                             383,573          459,133           120,118          137,115
      Other expenses (Note #2)                                   1,956,655        2,559,557           593,596          820,875
                                                                ----------       ----------        ----------       ----------
                    Total Other Expenses                         5,720,584        6,957,857         1,770,627        2,277,470
                                                                ----------       ----------        ----------       ----------
INCOME/(LOSS) BEFORE INCOME TAXES                                 (111,640)       1,294,632           104,518          203,783
INCOME TAXES                                                        (1,600)        (403,254)                            43,746
                                                                ----------       ----------        ----------       ----------
NET INCOME/(LOSS)                                               $ (113,240)      $  891,378        $  104,518       $  247,529
                                                                ==========       ==========        ==========       ==========
EARNINGS/(LOSS) PER SHARE OF
                                                                ==========       ==========        ==========       ==========
 COMMON STOCK (NOTE #3)                                         $    (0.06)      $     0.48        $     0.06       $     0.13
                                                                ==========       ==========        ==========       ==========





See accompanying notes to financial statements.                     Page 5 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                                         Valuation
                                      Number of                Additional                Allowance
                                        Shares       Common      Paid-in     Retained       for
                                     Outstanding     Stock       Capital     Earnings   Investments
                                     ------------ ------------ ----------- ------------ ------------
Balance, January 1, 1995               1,552,425   $2,106,258  $3,306,684   $1,494,874     $(47,672)
      Change in net unrealized
       loss on investment
       securities available-
       for-sale                                                                              31,643
      Six-for-five stock split           310,218
      Net income for
       the six months                                                          891,378
                                       ---------   ----------  ----------   ----------     --------
Balance, June 30, 1995                 1,862,643   $2,106,258  $3,306,684   $2,386,252     $(16,029)
                                       =========   ==========  ==========   ==========     ========

Balance, January 1, 1996               1,862,643   $2,106,258  $3,306,684   $2,327,885     $ 11,887
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                             (11,470)
      Net loss for
       the six months                                                         (113,240)
                                       ---------   ----------  ----------   ----------     --------
Balance, June 30, 1996                 1,862,643   $2,106,258  $3,306,684   $2,214,645     $    417
                                       =========   ==========  ==========   ==========     ========





See accompanying notes to financial statements.                     Page 6 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         1996           1995
                                                                    -------------- --------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                   $  8,003,099   $  5,928,634
        Service fees and other income received                          1,373,587      3,312,586
        Financing revenue received under leases                            26,369         62,483
        Interest paid                                                  (1,974,108)    (1,448,036)
        Cash paid to suppliers and employees                           (5,411,061)    (7,173,689)
        Income taxes paid                                                  (1,600)        (1,600)
                                                                     ------------   ------------
                Net Cash Provided by Operating Activities               2,016,286        680,378
                                                                     ------------   ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sales and maturities of investment
         securities held-to-maturity                                                   1,992,500
        Proceeds from sales of investment securities
         available-for-sale                                            11,875,713      9,060,000
        Purchase of investment securities held-to-maturity                            (1,961,797)
        Purchase of investment securities available-for-sale           (7,756,729)   (16,991,011)
        Proceeds from maturities of deposits in other
         financial institutions                                           396,000         99,000
        Purchase of deposits in other financial institutions             (198,000)      (792,000)
        Net (increase)/decrease in loans to customers                 (17,741,126)     4,253,511
        Net decrease in leases to customers                               298,302        587,609
        Net (increase)/decrease in other real estate owned               (149,056)       131,077
        Recoveries on loans previously written off                        177,870        581,682
        Capital expenditures                                           (3,259,313)      (370,849)
        Proceeds from sale of property, plant and equipment               110,793         25,231
                                                                     ------------   ------------
                Net Cash Used by Investing Activities                 (16,245,546)    (3,385,047)
                                                                     ------------   ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase/(decrease) in demand deposits, NOW
         accounts, savings accounts, and money market
         deposits                                                         789,240     (3,593,631)
        Net increase in certificates of deposit                        11,318,775     10,104,452
        Decrease in Federal funds purchased                                           (1,000,000)
                                                                     ------------   ------------
                    Net Cash Provided by Financing Activities          12,108,015      5,510,821
                                                                     ------------   ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,121,245)     2,806,152
CASH AND CASH EQUIVALENTS, Beginning of year                           10,018,749      8,510,019
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, End of quarter                            $  7,897,504   $ 11,316,171
                                                                     ============   ============





See accompanying notes to financial statements.                     Page 7 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                         1996           1995
                                                                    -------------- --------------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income/(Loss)                                                  $ (113,240)     $ 891,378
                                                                       ----------      ---------
    Adjustments to Reconcile Net Income to
     Net Cash Provided/(Used) by Operating Activities
        Depreciation and amortization                                     396,690        152,625
        Provision/(credit) for probable credit losses                     333,900       (300,000)
        Loss on sale of equipment                                          (1,178)          (400)
        Loss on sale of other real estate owned                            26,127         39,463
        Increase/(decrease) in taxes payable                              (11,424)       709,627
        (Increase)/decrease in other assets                                89,480       (152,362)
        Increase/(decrease) in unearned loan fees                       1,361,956       (508,728)
        (Increase)/decrease in interest receivable                          1,875       (125,552)
        Increase in interest payable                                      107,057        317,418
        Decrease in accrued expense and other liabilities                (174,935)      (351,328)
        (Gain)/loss on sale of investments                                    (22)         8,237
                                                                       ----------      ---------
                Total Adjustments                                       2,129,526       (211,000)
                                                                       ----------      ---------
                Net Cash Provided by Operating Activities              $2,016,286      $ 680,378
                                                                       ==========      =========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities          $  (11,470)     $  31,643
                                                                       ==========      =========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.





See accompanying notes to financial statements.                     Page 8 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1996 AND 1995




NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1995, the Company was required to implement SFAS No. 114, as amended by SFAS No. 118, which changes the method of accounting for certain loans identified as "impaired" and SFAS No. 119, which requires particular disclosures for derivative financial instruments.
Effective for years beginning in 1996, the Company was required to implement 1) SFAS No. 121, which accounts for the impairment of long-lived assets, 2) SFAS No. 122, which accounts for mortgage servicing rights, and 3) SFAS No. 123, accounting for stock-based compensation.


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the nine and three month periods ended September 30, 1996 and 1995:


                                        Nine Months Ended         Three Months Ended
                                          September 30,              September 30,
                                     -------------------------   ----------------------
                                         1996          1995        1996         1995
                                     ----------- -------------   ---------    ---------
Data processing                      $  573,313    $  620,317    $182,202     $200,250
Marketing expenses                      226,635       244,783      75,793       77,213
Office supplies, postage
 and telephone                          292,631       326,625     153,530      108,546
Professional expenses                   300,535       423,438      82,273      139,150
Bank insurance and assessments          121,082       295,400      35,885       63,882
Other                                   442,459       648,994      63,913      231,834
                                     ----------    ----------    --------     --------
          Total Other Expenses       $1,956,655    $2,559,557    $593,596     $820,875
                                     ==========    ==========    ========     ========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1996 AND 1995




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

RESULTS OF OPERATIONS

          The Company incurred a net loss of $113,240 for the nine months ended September 30, 1996, as compared to net income of $891,378 for the same period in 1995.

NET INTEREST INCOME

          The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income decreased $80,013 or 1.7% in the nine month period ended September 30, 1996, as compared to the same period in 1995. This decrease was due primarily to a $236,000 increase in interest income and a $316,000 increase in interest expense. The net change was substantially a result of the increases in other time deposits and interest rates paid on customer deposits.

          The increase in interest income was attributable primarily to an increase in loan volume. Outstanding loans and leases increased during the nine month period ended September 30, 1996 by $15,467,000 as a direct result of increased loan demand. During this period total deposits increased by $12,108,000. The deposit mix changed significantly as demand deposits increased by $1,497,000, money market accounts decreased $618,000, savings and NOW accounts decreased by $90,000, time deposits in excess of $100,000 decreased $2,303,000, and other time deposits increased $13,622,000. The net interest margin (net interest income expressed as a percentage of interest income) was 69 percent as compared to 74 percent in 1995.

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

          During the nine month period ended September 30, 1996, a provision was made of $333,000. The net charge-offs on previously granted loans was approximately $399,000 for the six months ended September 30, 1996, as compared to net recoveries of $159,000 for the same period in 1995.

OTHER INCOME

          The decrease of $1,930,000 in other income in the nine month period ended September 30, 1996, as compared to 1995, was due primarily to the decrease in loan servicing income which resulted from the sale of the Bank's mortgage servicing rights during 1995. In addition, other fees and service charges decreased as a result of the Bank no longer operating the Victorville branch due to its sale during 1995.

OTHER EXPENSES

          Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $603,000 or 24%, during the nine month period ended September 30, 1996, as compared to the same period in 1995. The decrease in other expenses was primarily a result of decreases in salary and employee benefits, marketing expenses, FDIC assessment, and data processing costs. In addition, occupancy expenses decreased as a result of the Bank no longer operating the Victorville branch after its sale in 1995.

FINANCIAL CONDITION AND LIQUIDITY

          During the nine months ended September 30, 1996, the Company's assets increased by approximately $11.9 million or 11%, compared to December 31, 1995. The Company continued to have adequate cash resources with approximately $6,988,000 of cash held on deposit at other financial institutions, $9,265,000 of investment securities, and $1,504,000 in Federal Funds Sold at September 30, 1996. The Bank's investment portfolio contains $417 of unrealized gains on estimated fair values when compared to book values at September 30, 1996. Investment securities totaling $11,876,000 matured during the nine month period ended September 30, 1996. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $436,000 at September 30, 1996. All loans on non-accrual status are considered to be impaired.

          During the nine months ended September 30, 1996, the Company acquired the corporate headquarters and main branch building. This resulted in an increase in Bank Premises of approximately $2,471,000.

          Total shareholders' equity decreased from approximately $7,753,000 at December 31, 1995 to $7,628,000 at September 30, 1996, as a result of the net loss generated for the nine months then ended and a decrease in the valuation allowance for investment securities.

          The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of September 30, 1996, the Company had a ratio of capital to risk-weighted assets of 8.35%, a ratio of Tier 1 capital to risk-weighted assets of 7.63%, and a leverage capital ratio of 6.45%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        a)    Exhibits:  Data Schedule


        b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 1996.




                                       VINEYARD NATIONAL BANK



                                       By: /s/ Soule Sensenbach
                                          --------------------------------
                                          Soule Sensenbach
                                          Corporate Secretary