Form 10-K405
period 1996-12-31
VINEYARD NATIONAL BANCORP
filed 1997-03-28
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
Commission File No. 0-20862

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

        As of December 31, 1996, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $5,473,000. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

        1,862,643 shares of Common Stock of the registrant were outstanding at February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed on or before April 30, 1997, are incorporated by reference in Part III of this Form 10-K.

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

        VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

        As of December 31, 1996, the Company had total consolidated assets of approximately $120 million, total consolidated net loans of approximately $97 million, total consolidated deposits of approximately $107 million and total stockholders' equity of approximately $7.9 million.

THE BANK

        The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981.

        The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted under law. The Bank is a member of the Federal Reserve System.

        The Bank presently operates five offices, one in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, Crestline, and Blue Jay, California, which are located between approximately 30 to 70 miles east of Los Angeles, California.

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

SERVICES PROVIDED BY VINEYARD NATIONAL BANK

        The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses located in the area known as the Inland Empire in Southern California, in which the Bank conducts its operations. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering morning through early evening and Saturday banking hours. Drive-up or walk-up facilities are available at all but one of its banking offices, and the Bank has 24-hour Automated Teller Machines ("ATM's") at all five of its banking offices.

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

DEPOSITS OF VINEYARD NATIONAL BANK

        Deposits represent the Bank's primary source of funds. As of December 31, 1996, the Bank had approximately 5,665 demand deposit accounts representing aggregate deposits of approximately $25,946,000 with an average account balance of $4,580, approximately 2,279 accounts representing approximately $28,614,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $9,799, approximately 3,199 accounts representing approximately $9,475,000 in savings deposits with an average account balance of $2,962 and approximately 2,416 accounts representing approximately $42,568,000 in time deposits ("TCD's") with an average account balance of $17,619. Of the total deposits at December 31, 1996, $9,426,000 were in the form of TCD's in denominations greater than $100,000 and $2,764,000 were municipal and other governmental deposits, both time and demand.

        During the 12 months ended December 31, 1996, average demand deposits decreased by approximately $340,000 or 1%, and "NOW", super "NOW" and money market checking accounts decreased by approximately $3,223,000 or 9%. Average savings deposits decreased by approximately $1,748,000 or 15%, while average time deposits increased by approximately $10,347,000 or 37%, including an increase of $367,000 in average time certificates of deposits of $100,000 or more.

        Although there are some public depositors that carry large short-term deposits with the Bank, the Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposits balances, but makes the Bank less subject to the adverse effects which result from the loss of a substantial depositor. At December 31, 1996, no individual, corporate or public depositor accounted for more than approximately 2% of the Bank's total deposits, and the five largest deposit accounts collectively represented 6% of total deposits.

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

(Dollars in Thousands)                                                Year Ended December 31,
                                                              --------------------------------------
                                                                    1996                1995
                                                              Average   Percent   Average   Percent
Assets                                                        Balance   of Total  Balance   of Total
                                                              -------   --------  -------   --------
      Investment Securities
          Taxable                                             $11,220      9.7    $13,015     11.9
          Non-taxable                                                      0.0          3      0.0
      Federal funds sold                                        3,467      3.0      4,156      3.8
      Due from banks-time deposits                                669      0.6        568      0.5
      Loans                                                    85,216     73.4     78,097     71.3
      Direct lease financing                                      394      0.3        928      0.8
      Reserve for loan and lease losses                          (715)    (0.6)      (967)    (0.8)
                                                             --------    -----   --------    -----
                      Net Loans and Leases                     84,895     73.1     78,058     71.3
                                                             --------    -----   --------    -----
                      Total Interest Earning Assets           100,251     86.4     95,800     87.5
      Cash and non-interest earning deposits                    6,865      5.9      7,148      6.5
      Net premises, furniture and equipment                     5,675      4.9      3,832      3.5
      Other assets                                              3,263      2.8      2,703      2.5
                                                             --------    -----   --------    -----
                      Total Assets                           $116,054    100.0   $109,483    100.0
                                                             ========    =====   ========    =====
Liabilities and Stockholders' Equity
      Savings deposits(1)                                      41,877     36.1     46,848     42.8
      Time deposits                                            38,550     33.2     28,203     25.8
      Short-term borrowings                                        38      0.0          6      0.0
                                                             --------    -----   --------    -----
                      Total Interest-bearing Liabilities       80,465     69.3     75,057     68.6
      Demand deposits                                          26,422     22.8     26,082     23.8
      Other liabilities                                         1,472      1.3      1,065      1.0
                                                             --------    -----   --------    -----
                      Total Liabilities                       108,359     93.4    102,204     93.4
Stockholders' Equity                                            7,695      6.6      7,279      6.6
                                                             --------    -----   --------    -----
                      Total Liabilities and Stockholders'
                        Equity                               $116,054    100.0   $109,483    100.0
                                                             ========    =====   ========    =====


(1) Includes Savings, NOW, Super NOW and Money Market Accounts.

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

(Dollars in Thousands)                                              1996                       1995
                                                         ------------------------   ------------------------
                                                         Average          Average   Average          Average
Earning Assets                                           Balance Interest  Yield    Balance Interest  Yield
--------------                                           ------- -------- -------   ------- -------- -------
      Investment Securities
          U.S. Treasury(3)                                $6,430     370     5.8%    $4,138     233     5.6%
          U.S. Government agencies(3)                      4,408     249     5.6%     8,661     512     5.9%
          Municipal agencies(1)                                                           3       1    15.8%
          Other securities                                   376      10     2.7%       174      10     5.7%
                                                        --------  ------            -------  ------
                  Total Investment Securities             11,214     629     5.6%    12,976     756     5.8%
      Federal funds sold                                   3,467     179     5.2%     4,156     232     5.6%
      Due from banks - time deposits                         669      35     5.2%       568      36     6.3%
      Loans(2)                                            85,216   8,137     9.5%    78,097   7,470     9.6%
      Lease financing(1)                                     394      39     9.9%       928     128    13.8%
                                                        --------  ------            -------  ------
                  Total Interest Earning Assets(1)      $100,960  $9,019     8.9%   $96,725  $8,622     8.9%
                                                        ========  ======            =======  ======
Interest Bearing Liabilities
      Domestic Deposits and Borrowed Funds
          Savings deposits(4)                             41,877     751     1.8%    46,848     839     1.8%
          Time deposits                                   38,550   2,108     5.5%    28,203   1,560     5.5%
          Short-term borrowings                               38       2     5.3%         6       1    12.2%
                                                        --------  ------            -------  ------
                  Total Interest Bearing Liabilities     $80,465  $2,861     3.6%   $75,057  $2,400     3.2%
                                                        ========  ======            =======  ======


        The table below shows the net interest earnings and the net yield on average earning assets (net of the reserves for probable loan losses).

(Dollars in Thousands)                                                      1996       1995
                                                                          -------    -------
Total interest income(1)(2)                                                $9,019     $8,622
Total interest expense(5)                                                   2,861      2,400
Total interest earnings(1)(2)                                               6,158      6,222
Total average earning assets                                              100,245     95,758
Net yield on average earning assets(1)(2)                                     6.1%       6.5%
Net yield on average earning assets (excluding loan fees)(1)(2)               5.6%       6.1%


(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 21.0 percent for 1996 and 41.2 percent for 1995.

(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for probable loan losses of $715,000 in 1996 and $967,000 in 1995. Loan fees of $523,000 in 1996 and $420,000 in 1995, are included in loan interest income. There were five non-accruing loans totaling approximately $434,000 at December 31, 1996 and $479,000 at December 31, 1995.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(4) Savings deposits includes savings, NOW, Super NOW and Money Market deposit accounts.

(5) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts, Time Deposits and Federal Funds Purchased.

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

(Dollars in Thousands)                    Investment Securities
                                          ---------------------  Federal            Direct
                                                       Non-       Funds             Lease         Time
                                           Taxable   Taxable(1)   Sold   Loans(2)  Financing(1)  Deposits  Total
                                          ---------  ----------  ------- --------  ------------  --------  -----
Interest Earned On:
1996 compared to 1995
      Increase/(decrease) due to:
          Volume changes                      ($101)              ($36)    $741       ($60)        $78      $622
          Rate changes                          (26)               (17)     (74)       (29)        (79)     (225)
                                              -----      ---      ----     ----      -----         ---      ----
                      Net Increase/(Decrease) ($127)      $0      ($53)    $667       ($89)        ($1)     $397
                                              =====      ===      ====     ====      =====         ===      ====
Interest Earned On:
1995 compared to 1994
      Increase/(decrease) due to:
          Volume changes                       ($67)     ($1)      $53    ($137)     ($197)        $15     ($334)
          Rate changes                          150        1        67       96        119          10       443
                                              -----      ---      ----     ----      -----         ---      ----
                      Net Increase/(Decrease)   $83       $0      $120     ($41)      ($78)        $25      $109
                                              =====      ===      ====     ====      =====         ===      ====


(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities using tax rates which approximate 21.0 percent for 1996 and
41.2 percent for 1995.

(2) Includes an increase in loan fees of $403,000 in 1996 and a decrease of $37,000 in 1995.

(Dollars in Thousands)                              Savings     Time    Short-term
                                                    Deposits  Deposits  Borrowings(3) Total
                                                    --------  --------  ------------- -----
Interest Paid On:
1996 compared to 1995
      Increase/(decrease) due to:
          Volume changes                               ($90)     $566           $1    $477
          Rate changes                                    2       (18)                 (16)
                                                      -----      ----          ---    ----
                      Net Increase/(Decrease)          ($88)     $548           $1    $461
                                                      =====      ====          ===    ====
Interest Paid On:
1995 compared to 1994
      Increase/(decrease) due to:
          Volume changes                              ($239)     $381                 $142
          Rate changes                                 (170)      509          ($1)    338
                                                      -----      ----          ---    ----
                      Net Increase/(Decrease)         ($409)     $890          ($1)   $480
                                                      =====      ====          ===    ====


(3) Short-term Borrowings consist of Federal Funds Purchased.

INVESTMENT PORTFOLIO

        The following table shows the book value of the portfolio of investment securities at the end of each of the past two years. The Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities.
Securities are classified in three categories and accounted for as follows: debt and equity securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.

                                                                      1996                1995
                                                               Available-for-Sale  Available-for-Sale
                                                               ------------------  ------------------
U.S. Treasury                                                        $5,468              $6,012
Federal agencies                                                                          7,237
Other securities                                                        432                 182
                                                                     ------             -------
                                                                     $5,900             $13,431
                                                                     ======             =======


        The following table shows the maturities of investment securities at December 31, 1996, and the weighted average yields of such securities.

                                                                                     After One But
                                                                Within One Year     Within Five Years
                                                               ------------------  ------------------
                                                               Available-for-Sale  Available-for-Sale
                                                               ------------------  ------------------
                                                                Amount     Yield    Amount     Yield
                                                               --------   -------  --------   -------
U.S. Treasury                                                   $2,988     5.30%    $2,480     5.13%
Other securities                                                   432     2.25%
                                                                ------              ------
                                                                $3,420     4.92%    $2,480     5.13%
                                                                ======              ======


LOAN PORTFOLIO

        The following table sets forth the amount of loans outstanding for each of the past two years.

                                                                             December 31,
                                                                         --------------------
                                                                           1996        1995
                                                                         --------    --------
Types of Loans
      Domestic
      Commercial, financial and agricultural                               $9,737     $9,257
      Real estate construction                                                830        680
      Real estate mortgage                                                 40,993     28,881
      Installment loans to individuals                                     50,000     41,723
      Lease financing 1                                                       188        589
      All other loans (including overdrafts)                                  105         69
                                                                          -------    -------
                                                                          101,853     81,199
      Less:
          Unearned income                                                  (4,387)    (3,128)
          Reserve for loan and lease losses                                  (728)      (783)
                                                                          -------    -------
                      Total                                               $96,738    $77,288
                                                                          =======    =======


(1) Lease financing is net of unearned income of approximately $16,000 for 1996 and $61,000 for 1995.

        Real estate mortgage loans are comprised of construction loans, SFR's and commercial real estate loans which represent .4%, 5.6% and 34.1% of total loan commitments respectively. The growth of commercial real estate loans is the result of consistent promotions and competitive pricing.

        Installment loan concentrations remain in auto loans, both indirect and direct. The auto financing area exhibits a good diversity in customers and smaller loan totals. Indirect dealer loans represent approximately 70.2% of total installment loans and 30.8% of total loan commitments. Approximately 96.4% of all indirect loans are "A" paper. While the Bank goes to adequate lengths to assess its auto dealers, the risks are evident with this type of financing.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

        The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1996.

                                                                        Maturing
                                                           --------------------------------
                                                             Within    One to      After
                                                            One Year  Five Years Five Years   Total
                                                           ---------  ---------- ----------  -------
Domestic
      Commercial, financial and agricultural                 $4,051     $4,769       $917     $9,737
      Real estate construction                                  731         99                   830
      Real estate mortgage                                   20,003      7,652     13,338     40,993
      Installment loans to individuals                        1,829     46,152      2,019     50,000
      Lease financing (net of unearned income)                  140         48                   188
      All other loans                                            83         22                   105
                                                            -------    -------    -------   --------
                      Total                                 $26,837    $58,742    $16,274   $101,853
                                                            =======    =======    =======   ========
Loans and leases with predetermined interest rates           $5,188    $52,268    $10,789    $68,245
Loans and leases with floating or adjustable interest rates  21,649      6,474      5,485     33,608
                                                            -------    -------    -------   --------
                      Total                                 $26,837    $58,742    $16,274   $101,853
                                                            =======    =======    =======   ========


ASSET/LIABILITY MANAGEMENT

        The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1996. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

        Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 47% of its total deposits at December 31, 1996, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.

(Dollars in Thousands)                      Three   Over Three Over One
                                           Months    Through    Through      Over    Non-interest
                                           or Less  12 Months  Five Years Five Years   Bearing      Total
                                           -------  ---------- ---------- ---------- -----------   -------
Assets
      Interest-bearing deposits in banks      $396                                                    $396
      Investment securities                    182     $2,988     $2,480                   $250      5,900
      Net loans and leases                  11,679     26,684     52,268    $10,789      (4,683)    96,737
      Noninterest-bearing assets                                                         16,491     16,491
                                          --------   --------    -------    -------    --------  ---------
               Total Assets                $12,257    $29,672    $54,748    $10,789     $12,058   $119,524
                                          ========   ========    =======    =======    ========  =========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                       25,946     25,946
      Interest-bearing deposits             40,556     27,948     12,153                            80,657
      Short-term borrowings                  3,700                                                   3,700
      Other liabilities                                                                   1,370      1,370
Stockholders' Equity                                                                      7,851      7,851
                                          --------   --------    -------    -------    --------  ---------
               Total Liabilities and
               Stockholders' Equity        $44,256    $27,948    $12,153         $0     $35,167   $119,524
                                          ========   ========    =======    =======    ========  =========
Interest Rate Sensitivity Gap             ($31,999)    $1,724    $42,595    $10,789    ($23,109 )       $0
                                          --------   --------    -------    -------    --------  ---------
Cumulative Interest Rate Sensitivity Gap  ($31,999)  ($30,275)   $12,320    $23,109          $0         $0
                                          ========   ========    =======    =======    ========  =========


RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                                 December 31,
                                                                                 ------------
                                                                                 1996   1995
                                                                                 ----   ----
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural                                         $85
          Real estate                                                                     38
          Installment loans to individuals                                        $49    197
      Aggregate leases
Renegotiated loans(2)
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial                                                                5     12
          Real estate                                                             429    467
                                                                                 ----   ----
                                                                                 $483   $799
                                                                                 ====   ====


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non- accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3) There were five loans on non-accrual status approximately totaling $434,000 at December 31, 1996, and four loans totaling approximately $479,000 at December 31, 1995. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $7,000 in 1996 and $39,000 in 1995, respectively.

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

        As of December 31, 1996, the Bank's classified loans consist of $3,373,000 of loans classified as substandard. The Bank's $3,373,000 in loans classified as substandard consisted of $2,890,000 of performing loans and $483,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

        Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally charged off. All other loans are charged off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

        With the exception of these loans, management is not aware of any loans as of December 31, 1996, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

        The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.

(Dollars in Thousands)                                                        December 31,
                                                                           -----------------
                                                                             1996      1995
                                                                           -------   -------
Loans and Leases Outstanding, Year-end(1)                                  $97,465   $78,071
                                                                           =======   =======
Average Amount of Loans and Leases Outstanding(1)                          $85,610   $79,025
                                                                           =======   =======
Loans and Lease Loss Reserve Balance, Beginning of year                       $783    $1,014
                                                                           -------   -------
Reserve on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                           101       245
              Real estate - construction
              Real estate - mortgage                                           201        69
              Consumer loans                                                   384       383
              Lease financing
                                                                           -------   -------
                                                                               686       697
      Foreign
                                                                           -------   -------
                                                                               686       697
                                                                           -------   -------
      Recoveries
          Domestic
              Commercial, financial and agricultural                           102       795
              Real estate - construction
              Real estate - mortgage                                                     100
              Consumer loans                                                   112
              Lease financing
                                                                           -------   -------
                                                                               214       895
      Foreign
                                                                           -------   -------
                      Net Charge-offs/(recoveries)                             472      (198)
                                                                           -------   -------
      Additions/(Reductions) charged to operations                             417      (429)
                                                                           -------   -------
Loan and Lease Loss Reserve Balance, End of year                              $728      $783
                                                                           =======   =======
Ratio of Net Charge-offs/(Recoveries) During the Year
 to Average Loans and Leases Outstanding During the Year                      0.55%    -0.25%
                                                                           =======   =======
Ratio of Reserve for Loan Losses to Loans at Year-end                         0.75%     1.00%
                                                                           =======   =======


(1) Net of unearned income

        The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of September 30, 1996.

        The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's lending committee which is comprised of three directors, the President and Executive Vice President/Credit Administrator of the Bank. In addition, each loan officer has primary responsibility to conduct credit documentation reviews of all loans made by that officer.

        The Bank also maintains a program of periodic review of all existing loans. The Bank's Loan Review/Compliance Officer reviews all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 1996, see "RISK ELEMENTS -- Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

        Effective January 1, 1995, the Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is impaired when it is "probable" that the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. All loans identified as "impaired" are to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures at the Bank.

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

        All loans on non-accrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for installment loans which are charged off after 120 days of delinquency. All other loans are generally charged off at such time the loan is classified loss.

        At December 31, 1996 and 1995, the Bank had loans amounting to approximately $434,000 and $564,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $508,000 and $567,000 for the year ended December 31, 1996 and 1995, respectively. The allowance for loan losses related to these impaired loans amounted to approximately $66,000 and $67,000 at December 31, 1996 and 1995, respectively.

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

(Dollars in Thousands)                                      Year Ended December 31,
                                                  --------------------------------------------
                                                          1996                   1995
                                                  ---------------------  ---------------------
                                                            Percent of             Percent of
                                                             Loans in               Loans in
                                                  Reserve      Each      Reserve      Each
                                                  for Loan  Category to  for Loan  Category to
                                                   Losses   Total Loans   Losses   Total Loans
                                                  --------  -----------  --------  -----------
Domestic
      Commercial, financial and agricultural          $17          9.5      $287         11.4
      Real estate                                     393         41.1       226         36.4
      Installment loans to individuals                156         49.2       150         51.5
      Lease financing                                              0.2                    0.7
Foreign
Unallocated Allowance                                 162                    120
                                                     ----        -----      ----        -----
                      Total                          $728        100.0      $783        100.0
                                                     ====        =====      ====        =====


DEPOSITS

        The average amount of and the average rate paid on deposits is summarized below:

(Dollars in Thousands)                                        Year Ended December 31,
                                                      --------------------------------------
                                                              1996               1995
                                                      ------------------  ------------------
                                                       Average   Average   Average   Average
                                                       Balance    Rate     Balance    Rate
                                                      --------   -------  --------   -------
In Domestic Offices
      Noninterest bearing demand deposits              $26,422             $26,082
      Savings deposits(1)                               41,877      1.8%    46,848      1.8%
      Time deposits                                     38,550      5.5%    28,203      5.5%
                                                      --------      ---   --------      ---
                      Total Deposits                  $106,849      2.7%  $101,133      2.4%
                                                      ========      ===   ========      ===


(1) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts.

        Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:

(Dollars In Thousands)                                                             December 31,
                                                                                       1996
                                                                                   ------------
Three months or less                                                                   $4,051
Over three through 12 months                                                            4,974
Over one through five years                                                               400
                                                                                       ------
                                                                                       $9,425
                                                                                       ======


RETURN ON EQUITY AND ASSETS

        The following table sets forth the ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).

                                                                             1996       1995
                                                                            ------     ------
Return on assets                                                             0.10%      0.77%
Return on equity                                                             1.38%     11.46%
Dividend payout ratio
Equity to asset ratio                                                        7.03%      6.65%

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

        The Bank. The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency ("Comptroller"). If, as a result of an examination of a Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct and increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the Comptroller and upon finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors.

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

        The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 200 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

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

        The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1996.

(Dollars in Thousands)                                                December 31, 1996
                                                                 ----------------------------
                                                                                    Minimum
                                                                 Actual             Capital
                                                                 Amount   Ratio   Requirement
                                                                 ------   -----   -----------
Leverage ratio                                                   $7,840    6.49%      4.0%
Tier 1 risk-based ratio                                           7,840    7.53%      4.0%
Total risk-based ratio                                            8,568    8.23%      8.0%




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

        An institution that, based upon its capital levels, is classified as "'well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

        The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposit to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standard used by the FDIC for its prompt corrective action regulations. A well capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analysis of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).

        The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                                                     Assessment Rates Effective January 1, 1996*
                                                     -------------------------------------------
                                                      Group A          Group B          Group C
                                                     ---------        ---------        ---------
Well capitalized                                         0                3                17
Adequately capitalized                                   3               10                24
Undercapitalized                                        10               24                27


* Assessment figures are expressed in terms of cents per $100 of deposits.

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

        Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach, activities or complies with other procedural requirements.

        On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

        Risk-Based Examinations. In accordance with the OCC's "supervision by risk" program, the OCC's examination philosophy is a way of allocating examiner resources to focus on those functions or activities of the bank that pose the most risk-ultimately to capital and earnings of the bank. The OCC has identified nine risk categories and definitions to measure risk: credit, interest rate, liquidity, price, foreign exchange, transaction, compliance, reputation and strategic. The risk management program is not a substitute for capital, assets, management, earnings and liquidity (CAMEL) nor is it meant to change the way the bank manages it business. The OCC's supervision by risk examination procedures differentiate between large banks and community banks.
A community bank is defined as a national bank with total assets of less than $1 billion or one that is part of a holding company where none of the bank's assets exceed $1 billion. Community banks can be further categorized as complex or non-complex. The rating system for the bank is based on the size and complexity of the institution. Community banks will receive only a composite risk rating and a rating on the direction or trend of the risk. The community bank risk assessment system (RAS) is meant to be a less stringent exam than the large bank exam.

ACCOUNTING CHANGES

        In June of 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management has not determined the potential impact this statement will have, however believes that there will be no material effect on the Bank's financial condition or results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

EMPLOYEES

        At December 31, 1996, the Company had approximately 72 full-time and 31 part-time employees. Total full-time equivalent employees at December 31,1996, were approximately 91. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information regarding the executive officers of the Company and the Bank:


           Name                    Position With Company                   Position With Bank
           ----                    ---------------------                   ------------------
   Steven R. Sensenbach                President and                          President and
                                  Chief Executive Officer                Chief Executive Officer



   Robert J. Schoeffler                                                 Executive Vice President/
                                                                       Senior Credit Administrator



     Soule Sensenbach                    Secretary                      Executive Vice President/
                                                                         Chief Financial Officer



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

        Mr. Schoeffler was appointed Executive Vice President/Senior Credit Administrator of the Bank in January 1993, and has been with the Bank since 1991.

        Mrs. Sensenbach has served as the Secretary of the Company since 1992 and has been with the Bank since 1988. Mrs. Sensenbach is currently serving as Executive Vice President/Chief Financial Officer.

        Mrs. Ahern was elected as the Company's Cashier in November 1993. She has been with the Bank since June 1993, and is currently serving as Senior Vice President/Cashier/Director of Operations.


ITEM 2.  PROPERTIES

        The Company's executive offices are located at the Bank's main banking office at 9590 Foothill Boulevard, Rancho Cucamonga, California. During 1996, the Bank acquired the corporate headquarters and main branch building. This resulted in an increase in bank premises of approximately $2,471,000.

        The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar and Blue Jay offices are located under leases expiring in two years and fours years, respectively. The Bank's total occupancy expense for 1996, excluding furniture and equipment expense, approximated $843,000. Management believes that the Bank's present facilities are adequate for its present purposes.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

        Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At December 31, 1996, the Company had approximately 795 shareholders.

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

                                                     Sales Prices of
                                                   Common Stock(1)(2)
                                                   ------------------
                                                     High       Low
                                                   --------   -------
   1995
      First Quarter                                  $3.50     $3.00
      Second Quarter                                  3.88      3.50
      Third Quarter                                   3.88      3.00
      Fourth Quarter                                  3.50      3.00
   1996
      First Quarter                                  $4.13     $3.50
      Second Quarter                                  3.75      3.25
      Third Quarter                                   3.38      3.25
      Fourth Quarter                                  3.50      3.25


(1) Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below for the fiscal years ended December 31, 1996, 1995 and 1994, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1993 and 1992, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co. which are not included in this Report.

                                                                  Year Ended December 31,
                                            ----------------------------------------------------------------
                                                1996         1995         1994         1993         1992
                                            ------------ ------------ ------------ ------------ ------------
Interest Income                               $9,011,147   $8,568,863   $8,472,532   $9,514,751  $11,135,433
Interest Expense                               2,860,834    2,399,588    1,919,004    2,481,123    3,715,864
Net Interest Income                            6,150,313    6,169,275    6,553,528    7,033,628    7,419,569
(Provision)/Credit  for Loan and Lease Losses   (416,900)     429,000   (1,440,000)    (300,000)  (2,351,800)
Other Income                                   1,837,933    3,961,580    2,808,965    3,897,471    3,995,952
Other Expenses                                (7,437,768)  (9,141,796)  (9,831,082) (10,133,676) (10,415,287)
                                            ------------ ------------ ------------ ------------ ------------
Income/(Loss) Before Taxes                       133,578    1,418,059   (1,908,589)     497,423   (1,351,566)
Income Taxes                                     (28,000)    (584,254)     370,100     (144,800)     269,200
                                            ------------ ------------ ------------ ------------ ------------
Income/(Loss) Before Cumulative Effect
 of Accounting Change                            105,578      833,805   (1,538,489)     352,623   (1,082,366)
Cumulative Effect of Change in Accounting
 for Income Taxes                                                                       107,000
                                            ------------ ------------ ------------ ------------ ------------
Net Income/(Loss)                               $105,578     $833,805  ($1,538,489)    $459,623  ($1,082,366)
                                            ============ ============ ============ ============ ============
Earnings/(Loss) Per Share of Common Stock(1)
Income/(Loss) Before Cumulative Effect             $0.06        $0.45       ($0.83)       $0.19       ($0.58)
Cumulative Effect                                                                          0.06
                                            ------------ ------------ ------------ ------------ ------------
Net Income/(Loss)                                  $0.06        $0.45       ($0.83)       $0.25       ($0.58)
                                            ============ ============ ============ ============ ============
Stock Splits                                      -         6 for 5         -            -            -

Balance Sheet Data
      Assets                                $119,523,686 $107,559,133 $107,417,232 $120,646,469 $137,835,991
                                            ============ ============ ============ ============ ============
      Deposits                              $106,602,789  $98,414,447  $98,584,479 $111,186,106 $127,715,070
                                            ============ ============ ============ ============ ============
      Loans and Leases/(Net)                 $96,737,786  $77,287,938  $83,786,866  $83,940,271  $94,815,525
                                            ============ ============ ============ ============ ============
      Stockholders' Equity                    $7,851,412   $7,752,714   $6,860,144   $8,446,305   $7,986,682
                                            ============ ============ ============ ============ ============



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

        Vineyard National Bancorp is operating as a bank holding company whose only operating subsidiary is Vineyard National Bank. The Bank was acquired by the holding company on December 16, 1988, and comprises substantially all of the Company's revenues and expenses. Accordingly, management's discussion and analysis is focused on and results from the financial condition and operations of the Bank.

         For the year ended December 31, 1996, Vineyard National Bancorp on a consolidated basis reported Net Income/(Loss) of $106,000 compared to $834,000 and $(1,538,000) in the comparable 1995 and 1994 periods. Net Income/(Loss) Per Share was $0.06 compared to $0.45 in 1995 and $(0.83) in 1994. Consolidated total assets at December 31, 1996 were $119,524,000 compared to $107,559,000 at December 31, 1995, up approximately 11%. Total deposits also increased from $98,414,000 as of December 31, 1995 to $106,603,000 at year-end 1996. Stockholders' equity was $7,851,000 at December 31, 1996, up from its $7,753,000 level a year earlier, owing primarily to net income of $106,000 for 1996. Also impacting stockholders' equity was the unrealized gain on securities available-for-sale of $5,000 which is down from the unrealized gain of $12,000 on securities available-for-sale at December 31, 1995.

                 The reserve for probable loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $686,000 charged against it during 1996. Recoveries of loans previously charged-off amounted to $214,000 which were credited back to the reserve. A provision for probable loan and lease losses of $417,000 was recorded in 1996 compared to a negative provision of $(429,000) in 1995 and a provision of $1,440,000 in 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income represents the difference between interest and fees generated on all earning assets and interest paid on interest bearing liabilities which include customer deposits and borrowed funds. Net Interest Income for 1996 was $6,150,000, down from the $6,169,000 reported in 1995 and $6,554,000 reported in 1994. This represents decreases of .3% in 1996 and 5.9% in 1995, respectively. The components of net interest income change in response to both change in rate, average balance and mix on both earning assets and liabilities.

         The decline in net interest income in 1996 from 1995 was due to the increase in interest expense exceeding the increase in interest income. Interest income increased $442,000 to $9,011,000 in 1996 from $8,569,000 in 1995 while interest expense increased $461,000 to $2,861,000 in 1996 from $2,400,000 in 1995. The resulting decrease in net interest income can be attributed to a number of factors. First, the Bank's average interest-earning assets increased 4.4% from $96,725,000 in 1995 to $100,960,000 in 1996. This increase is mostly attributable to a 9.1% increase in average loans, the Bank's highest yielding asset. Average loans increased from $78,097,000 in 1995 to $85,216,000 in 1996. Average investment securities decreased from $12,976,000 in 1995 to $11,214,000 in 1996, average federal funds sold, the Bank's lowest yielding asset, decreased from $4,156,000 in 1995 to $3,467,000 in 1996. Secondly, although the volume of interest earning assets was higher on average in 1996 than in 1995, the average yield earned on these assets remained constant at 8.9% in 1996 and 1995. Third, average interest-bearing liabilities increased 7.2% from $75,057,000 in 1995 to $80,465,000 in 1996. This increase is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 10.6% from $46,848,000 in 1995 to $41,877,000 in 1996 while time deposits, the Bank's highest interest paying deposit account, increased 36.7% from $28,203,000 in 1995 to $38,550,000 in 1996. This shift was due to the Bank offering higher time deposit rates in an effort to raise deposit levels. Fourth, the average yield paid on interest-bearing liabilities increased to 3.6% in 1996 from 3.2% in 1995.

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

The following table presents the distribution of the Company's average assets, liabilities and shareholders' equity in combination with the total dollar amounts of interest income from average interest -earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates. Loans include non-accrual loans whereas non-accrual interest is excluded.

(Dollars in Thousands)                                              1996                       1995
                                                        --------------------------  --------------------------
                                                         Average           Average   Average           Average
                                                         Balance  Interest  Yield    Balance  Interest  Yield
                                                        --------- -------- -------  --------- -------- -------
Assets

      Loans                                              $85,216  $8,137     9.5%   $78,097  $7,470     9.6%
      Lease financing                                        394      31     7.9%       928      75     8.1%
      Investment securities(3)                            11,214     629     5.6%    12,976     756     5.8%
      Federal funds sold                                   3,467     179     5.2%     4,156     232     5.6%
      Interest-earning deposits with
       other financial institutions                          669      35     5.2%       568      36     6.3%
                                                        --------  ------     ---   --------  ------    ----
                      Total Interest-earning Assets      100,960   9,011     8.9%    96,725   8,569     8.9%
                                                                  ------     ---             ------    ----
Other Assets                                              15,803                     13,683
                      Less: Allowance for Loan Losses       (715)                      (967)
                                                        --------                   --------
                      Total Average Assets              $116,048                   $109,441
                                                        ========                   ========
Liabilities and Shareholders' Equity
      Savings deposits                                    41,877     751     1.8%    46,848     839     1.8%
      Time deposits                                       38,550   2,108     5.5%    28,203   1,560     5.5%
      Other                                                   38       2     5.3%         6       1    12.2%
                                                        --------  ------     ---   --------  ------    ----
                      Total Interest-bearing Liabilities  80,465   2,861     3.6%    75,057   2,400     3.2%
                                                                  ------     ---             ------    ----
      Demand deposits                                     26,422                     26,082
      Other liabilities                                    1,469                      1,047
Shareholders' equity                                       7,692                      7,255
                                                        --------                   --------
                      Total Average Liabilities
                       and Shareholders' Equity         $116,048                   $109,441
                                                        ========                   ========
Net Interest Spread(1)                                                       5.3%                       5.7%
                                                                             ===                        ===
Net Interest Income and Net Interest Margin(2)                    $6,150     6.1%            $6,169     6.4%
                                                                  ======     ===             ======     ===

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(Dollars in Thousands)                                           1994
                                                      ------------------------
                                                      Average          Average
                                                      Balance Interest  Yield
                                                      ------- -------- -------
Assets
      Loans                                           $79,489  $7,511     9.4%
      Lease financing                                   1,969     166     8.4%
      Investment securities(3)                         14,930     673     4.5%
      Federal funds sold                                2,990     112     3.7%
      Interest-earning deposits with
       other financial institutions                       289      11     3.8%
                                                     --------  ------     ---
              Total Interest-earning Assets            99,667   8,473     8.6%
                                                               ------     ---
Other Assets                                           15,825
              Less: Allowance for Loan Losses          (1,152)
                                                     --------
              Total Average Assets                   $114,340
                                                     ========
Liabilities and Shareholders' Equity
      Savings deposits                                 59,265   1,248     2.1%
      Time deposits                                    19,423     670     3.4%
      Other                                                32       1     3.1%
                                                     --------  ------     ---
              Total Interest-bearing Liabilities       78,720   1,919     2.4%
                                                               ------     ---
      Demand deposits                                  27,150
      Other liabilities                                   883
Shareholders' equity                                    7,587
                                                     --------
              Total Average Liabilities
              and Shareholders' Equity               $114,340
                                                     ========
Net Interest Spread(1)                                                    6.2%
                                                                          ===
Net Interest Income and Net Interest Margin(2)                 $6,554     6.6%
                                                               ======     ===


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest- bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The changes due to rate and volume have been allocated in proportion to the relationship between their absolute dollar amounts.

(Dollars in Thousands)                          1996 - 1995             1995 - 1994
                                          ----------------------   ----------------------
                                          Volume    Rate   Total   Volume    Rate   Total
                                          ------    ----   -----   ------    ----   -----
Increase/(Decrease) In
      Interest Income
          Loans(1)                          $741    ($74)   $667    ($137)    $96    ($41)
          Leases(2)                          (60)    (29)    (89)    (197)    119     (78)
          Investment securities(2)          (101)    (26)   (127)     (68)    151      83
          Deposits                            78     (79)     (1)      15      10      25
          Federal funds sold                 (36)    (17)    (53)      53      67     120
                                            ----   -----    ----    -----    ----   -----
                                             622    (225)    397     (334)    443     109
                                            ----   -----    ----    -----    ----   -----
Increase/(Decrease) In
      Interest Expense
          Savings deposits                   (90)      2     (88)    (239)   (170)   (409)
          Time deposits                      566     (18)    548      381     509     890
          Short-term borrowings                1               1               (1)     (1)
          Note payable                                         0                        0
                                            ----   -----    ----    -----    ----   -----
                                             477     (16)    461      142     338     480
                                            ----   -----    ----    -----    ----   -----
                   Increase/(Decrease)
                    in Net Interest Income  $145   ($209)   ($64)   ($476)   $105   ($371)
                                            ====   =====    ====    =====    ====   =====


(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $7,000 in 1996, $39,000 in 1995 and $13,000 in 1994.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 21.0% for 1996, 41.2% for 1995 and 19.4% for 1994.

PROVISION FOR PROBABLE LOAN AND LEASE LOSSES

         The provision for probable loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

         A provision for probable loan and lease losses of $417,000 was recorded in 1996. This is compared to a negative provision of $(429,000) in 1995 and a large provision of $1,440,000 in 1994. The provision for loan and lease losses recorded in 1996 is a result of management's assessment of the potential losses inherent in the loan portfolio. The decrease in the provision in 1995 was primarily a result of the receipt of a large recovery on a previously charged off loan and a substantial decrease in charge-offs recorded from 1994 to 1995. The large provision recorded in 1994 reflects management's assessment of the impact that the continuing general economic slowdown and declining real estate market in California has had on the Bank's loan portfolio. Charge-offs recorded in 1994 were $1,998,000. The need for additional provision for loan and lease losses in 1997 will be contingent upon management's on-going analysis of the adequacy of the reserve for probable loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

        During 1996, the Bank's non-accrual loans decreased from $479,000 to $434,000. For further information regarding charge-offs, non- performing and classified loans and the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "Financial Condition - Non-performing Loans" and "Reserve for probable Loan and Lease Losses."

NON-INTEREST INCOME

         Non-interest income for 1996 totaled $1,838,000 compared to $3,962,000 in 1995 and $2,809,000 in 1994. This represents a (46)% decrease during 1996, a 42% increase in 1995 and a (29)% decrease in 1994. The largest component of the decrease during 1996 was due to one- time revenues received in connection with the sale of the Bank's mortgage servicing rights. Income of $1,489,000 received from the sale of these rights was included in non-interest income during 1995. In addition, as a result of the sale of these rights, loan servicing income decreased $150,000 in 1996 and $300,000 in 1995. The large decrease during 1994 was due to the increases in mortgage interest rates over the previous year which had directly affected the mortgage loan market, particularly as it related to refinancing of home mortgages. Accordingly, the Company realized a significant decrease in the volume of mortgage loans for sale and servicing.

        Other fee and service charge income decreased to $1,750,000 during 1996 from $2,447,000 in 1995 and $2,825,000 in 1994. The decrease in 1996 is mostly attributable to the sale of certain assets and liabilities of its Victorville branch which occurred during 1995. Total assets sold were approximately $1,275,000, and total liabilities assumed by the buyer were approximately $4,104,000. The transaction resulted in a gain of approximately $23,000, which has been included in other income in 1995. The Bank is no longer operating the branch in Victorville.

NON-INTEREST EXPENSES

         Total non-interest expense for 1996 was $7,438,000 compared to $9,142,000 in 1995 and $9,831,000 in 1994. Salaries and employees benefits totaled $3,511,000 in 1996 compared to $3,991,000 in 1995 and $4,091,000 in
1994. The decrease was mostly due to the savings associated with no longer operating the Victorville branch. The savings from the sale of this branch were also reflected in the $711,000 decrease in other expense during 1996. Other expenses were $2,500,000 in 1996 compared to $3,210,000 in 1995 and $3,808,000 in 1994. Three of the largest declines in other expenses during 1996 were a $141,000 decline in professional expenses, a $178,000 decline in insurance and assessment expense and a $212,000 decline in loan related expenses.

         Occupancy expense was $814,000 in 1996 compared to $1,254,000 in 1995 and $1,210,000 in 1994. The decrease in 1996 was mostly attributable to the elimination of lease payments due to the acquisition of the Bank's main branch building and administrative headquarters during 1996.

         Non-interest expense decreased in absolute terms from $9,831,000 in 1994 to $9,142,000 in 1995 which equates to a 7% decline. Occupancy expense of premises were up but were more than offset by the decrease in salaries and employee benefits and furniture and equipment and other expenses.

        Non-interest expense as a percentage of total income was 69% in 1996 as compared to 73% in 1995 and 87% in 1994.

INCOME TAXES

        Total income tax expense for 1996 and 1995 were $28,000 and $584,000, respectively, which approximated 20.1% and 41.2% of pre-tax income. Due to the loss incurred in 1994, the Company realized an income tax credit of $370,000 which represented approximately 19% of the loss before said credit. The Company has a significant amount of federally tax exempt interest income in its portfolio which resulted in the less than statutory effective rates of tax for the applicable years.

FINANCIAL CONDITION

ASSETS

         Total consolidated assets increased $11,965,000 or 1.1% to $119,524,000 as of December 31, 1996 from $107,559,000 as of December 31, 1995.
The increase in the Company's size is mostly attributable to a $20,654,000 increase in gross loans, a $2,737,000 increase in bank premises and equipment which was offset by a decrease in federal funds sold of $1,925,000 and a decrease in investment securities of $7,532,000.

LOANS

        As noted above, the Company's loan portfolio has increased by approximately $20,654,000 during the year ended December 31, 1996. The two largest increases were in real estate mortgages which increased $12,112,000 from $28,881,000 in 1995 to $40,993,000 in 1996 and in installment loans to individuals which increased $8,277,000 from $41,723,000 in 1995 to $50,000,000 in 1996. As the economy in Southern California has begun to improve, real estate prices and sales activity have increased allowing for more opportunity to originate loans to finance real estate transactions. The Company's installment portfolio is comprised of predominantly auto loans, both indirectly and directly funded. The increase in these loans were due to the Company's aggressive marketing of it's pricing of indirect auto rates.

NON-PERFORMING LOANS

        The following table sets forth information regarding the Bank's non-performing loans at year-end 1996 and 1995.

(Dollars in Thousands)                                                         December 31,
                                                                               ------------
                                                                               1996   1995
                                                                               ----   ----
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                                       $85
          Real estate                                                                   38
          Installment loans to individuals                                      $49    197
                                                                               ----   ----
                      Total Loans Past Due More Than 90 Days                     49    320
                                                                               ----   ----
Renegotiated loans(2)                                                            -      -
                                                                               ----   ----
Non-accrual loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                                  5     12
          Real estate                                                           429    467
          Installment loans to individuals
                                                                               ----   ----
                      Total Non-accrual Loans                                   434    479
                                                                               ----   ----
                      Total Non-performing Loans                               $483   $799
                                                                               ====   ====


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non- accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1996 and 1995.

(3) There were five loans on non-accrual status totaling approximately $434,000 at December 31, 1996, and four loans totaling approximately $479,000 at December 31, 1995.

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

        As of December 31, 1996, the Bank's classified loans consisted of $3,373,000 of loans classified as substandard. The Bank's $3,373,000 of loans classified as substandard consisted of $2,890,000 of performing loans and $483,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

        The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at December 31, 1996, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1996.

        The reserve for probable loan and lease losses at December 31, 1996, was $728,000 or .75%, of total loans and leases, as compared to $783,000 or 1.00%, of total credits at December 31, 1995. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

        The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

(Dollars in Thousands)                                                       1996       1995
                                                                            ------     ------
Allowance For Loan Losses
      Balance, Beginning of period                                           $783     $1,014
                                                                             ----     ------
      Charge-offs
          Commercial, financial and agricultural                              101        245
          Real estate construction
          Real estate mortgage                                                201         69
          Consumer loans                                                      384        383
          Lease financing
                                                                             ----     ------
                      Total Charge-offs                                       686        697
                                                                             ----     ------
      Recoveries
          Commercial, financial and agricultural                              102        795
          Real estate construction
          Real estate mortgage
          Consumer loans                                                      112        100
          Lease financing
                                                                             ----     ------
                      Total Charge-offs                                       214        895
                                                                             ----     ------
Net Charge-offs/(Recoveries)                                                  472       (198)
Provision/(Credit) Charged to Operations                                      417       (429)
                                                                             ----     ------
Balance, End of period                                                       $728       $783
                                                                             ====     ======
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                                                 0.55%     (0.23)%
                                                                             ====     ======
Allowance For Loan Losses to Total Losses                                    0.75%      1.00%
                                                                             ====     ======

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

INVESTMENT SECURITIES

         The Company's investment portfolio primarily consists of U.S. Treasury Securities. As of December 31, 1996, the Company categorized their investment securities as available-for-sale (which requires continual mark to market adjustments to the Company's capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to- maturity.

        The Company had unrealized gains of $9,000 and $20,000 in 1996 and 1995, respectively, and no unrealized losses for the same corresponding periods. The Company generated gains of $2,000 during 1996 and losses of $8,000 and $29,000 on sales of investment securities during 1995 and 1994.

        The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and securities are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as either available-for-sale and are measured at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity.

SOURCES OF FUNDS

        While the Bank is competitive with major banks in terms of its structure of interest rates on deposit products offered, it was more aggressive during 1996 in terms of paying higher rates to attract additional deposits. Given the current increase in loan demand and the Bank's decreased liquidity, Management felt the need to be especially aggressive on the rates being paid. As a result, total deposits increased during 1996 to $106,603,000 from $98,414,000 in 1995. The $8,189,000 increase represents an 8.3% increase. The mix of the Bank's deposits showed a wide fluctuation with a decrease in savings and NOW deposits of $2,268,000 or 8.6%, a decrease in money market deposits of $2,477,000 or 15.2%, an increase in demand deposits of $255,000 or 1%, an increase in time deposits in denominations of $100,000 or more of $493,000 or 5.5% and an increase in other time deposits of $12,185,000 or 41.9%.

LIQUIDITY

         The Company relies on asset-liability management to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management and interest sensitivity management are key factors in asset-liability management. Liquidity management involves the ability to meet the cash flow requirements of customers. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits which are not renewed, and anticipated funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

        The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. Vineyard National Bank had liquid assets (cash, deposits in other financial institutions and investment securities) as a percent of total deposits and borrowed funds of 13% and 25% as of December 31, 1996 and 1995, respectively. The Bank's loan to deposit ratio was 91% and 79% as of December 31, 1996 and 1995. This means that there are more deposits invested in the loan portfolio, which tends to be a less liquid asset than a typical investment security. The Bank's policy is to strive for a loan to deposit ratio between 70% and 90%. Increased loan demand has resulted in a decline in liquidity. This increase was funded to a large extent by an increase in borrowed funds of $3,700,000 and an increase in TCD's under $100,000 of approximately $12,185,000 between December 31, 1995 and December 31, 1996. TCD's under $100,000 represent 28% of total deposits resulting in an imbalance in the Bank's deposit base. Management closely monitors these TCD's and intends to replace them with core deposits.

        While liquidity has declined, management believes it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 12% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with three correspondent banks totaling $3.7 million and a secured line at the Federal Reserve.

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

CAPITAL RESOURCES

        Neither the Company nor the Bank has any significant commitments for capital expenditures. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                    Capital Needed
                                                           -----------------------------------
                                                                                To Be Well
                                                                             Capitalized Under
                                                              For Capital    Prompt Corrective
                                               Actual      Adequacy Purposes     Provisions
                                           --------------  ----------------- -----------------
                                           Amount   Ratio   Amount    Ratio   Amount    Ratio
                                           ------   -----  -------   ------- --------  -------
As of December 31, 1996
      Total capital to risk-weighted asset $8,568     8.2%   $8,329    8.0%  $10,411    10.0%
      Tier 1 capital to risk-weighted asse  7,840     7.5%    4,165    4.0%    6,247     6.0%
      Tier 1 capital to average assets      7,840     6.5%    4,832    4.0%    6,040     5.0%

As of December 31, 1995
      Total capital to risk-weighted asset  8,518    10.2%    6,681    8.0%    8,351    10.0%
      Tier 1 capital to risk-weighted asse  7,735     9.3%    3,327    4.0%    4,990     6.0%
      Tier 1 capital to average assets      7,735     7.3%    4,238    4.0%    5,298     5.0%


        Capital ratios have declined between December 31, 1995 and December 31, 1996, as a result of asset growth and a decline in earnings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.

                                                                 Page Reference
Independent Auditors' Report                                                 39

Consolidated Balance Sheets
December 31, 1996 and 1995                                                   40

Consolidated Statements of Income
For the Years Ended December 31, 1996, 1995 and 1994                         41

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1996, 1995 and 1994                         42

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994                         43

Notes to Consolidated Financial Statements                                   45

        All schedules omitted for the reason that they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1996, 1995 AND 1994

                                    CONTENTS

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . 39


Financial Statements

  Consolidated Balance Sheets
  December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . 40

  Consolidated Statements of Income
  For the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . 41

  Consolidated Statements of Changes in Stockholders' Equity
  For the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . 42

  Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . 43


Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . 45

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 1996 and 1995, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Rancho Cucamonga, California
March 7, 1997

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                           Assets

                                                                  1996          1995
                                                              ------------  ------------
Cash and due from banks (minimum Federal Reserve
  Balance at December 31, 1996 was $625,000)                    $7,619,307    $8,093,749
Federal funds sold                                                             1,925,000
                                                              ------------  ------------
                      Total Cash and Cash Equivalents            7,619,307    10,018,749
                                                              ------------  ------------
Interest-bearing deposits in other financial institutions          396,000       792,000
Investment securities (Notes #1C and #2)
      Available-for-sale                                         5,899,729    13,431,518
Loans, net of unearned income (Notes #1D and #3)                97,276,964    77,482,539
Direct lease financing (Notes #1F and #4)                          188,489       588,865
            Less:  Reserve for probable loan and lease
                     losses (Notes 1E and #5)                     (727,667)     (783,466)
                                                              ------------  ------------
                                                                96,737,786    77,287,938
Bank premises and equipment (Notes #1G and #7)                   6,439,982     3,703,294
Accrued interest                                                   403,126       541,975
Cash surrender value of life insurance                             845,556       741,834
Other real estate owned (Notes #1K, #19 and #20)                   710,205       608,694
Other assets                                                       471,995       433,131
                                                              ------------  ------------
                      Total Assets                            $119,523,686  $107,559,133
                                                              ============  ============
            Liabilities and Stockholders' Equity
Liabilities
      Deposits
          Demand deposits                                       25,946,157    25,691,559
          Savings and NOW deposits                              24,269,489    26,537,492
          Money market deposits                                 13,819,261    16,295,843
          Time deposits in denominations of $100,000 or more     9,425,758     8,932,511
          Other time deposits                                   33,142,124    20,957,042
                                                              ------------  ------------
                                                               106,602,789    98,414,447
      Federal funds purchased                                    3,700,000
      Accrued employee salary and benefits                         466,226       443,013
      Accrued interest and other liabilities                       903,259       948,959
                                                              ------------  ------------
                      Total Liabilities                        111,672,274    99,806,419
                                                              ------------  ------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,643 shares in
            1996 and 1995                                        2,106,258     2,106,258
      Additional paid-in capital                                 3,306,684     3,306,684
      Retained earnings                                          2,433,463     2,327,885
      Valuation allowance for investments                            5,007        11,887
                                                              ------------  ------------
                      Total Stockholders' Equity                 7,851,412     7,752,714
                                                              ------------  ------------
                      Total Liabilities and Stockholders'
                        Equity                                $119,523,686  $107,559,133
                                                              ============  ============




The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                                   1996         1995         1994
                                                                ----------   ----------   ----------
INTEREST INCOME
      Interest and fees on loans (Note #1D)                     $8,136,925   $7,470,066   $7,511,170
      Interest on Investment Securities (Note #1C)
          Obligations of U.S. Government Agencies and
            Corporatioms                                           620,061      745,436      662,282
          Obligations of State and Political Subdivisions                           271          465
      Interest on other securities                                   9,792        9,749        9,641
      Interest on deposits                                          34,777       36,022       11,235
      Interest on Federal funds sold                               178,734      232,159      112,145
      Direct lease financing income (Note #1F)                      30,858       75,160      165,594
                                                                ----------   ----------  -----------
                      Total Interest Income                      9,011,147    8,568,863    8,472,532
                                                                ----------   ----------  -----------
INTEREST EXPENSE
      Interest on savings deposits                                 221,431      258,963      378,918
      Interest on NOW and money market deposits                    529,933      573,804      856,661
      Interest on time deposits in denominations
       of $100,000 or more                                         352,970      334,410      212,361
      Interest on other time deposits                            1,754,823    1,225,710      457,673
      Interest on Federal funds purchased and other interest         1,677        6,701       13,391
                                                                ----------   ----------  -----------
                      Total Interest Expense                     2,860,834    2,399,588    1,919,004
                                                                ----------   ----------  -----------
                      Net Interest Income                        6,150,313    6,169,275    6,553,528
(PROVISION)/CREDIT FOR LOAN AND LEASE LOSSES -
 (Notes #1E and #5)                                               (416,900)     429,000   (1,440,000)
                                                                ----------   ----------  -----------
                      Net Interest Income After (Provision)/
                        Credit for Loan and Lease Losses         5,733,413    6,598,275    5,113,528
                                                                ----------   ----------  -----------
OTHER INCOME
      Fees and service charges, gain on sale of loans
        and loan servicing income (Note #12)                     1,750,110    2,447,100    2,824,731
      Sale of mortgage servicing rights (Note #18)                  22,375    1,488,789
      Sale of branch office (Note #22)                                           22,984
      Net gain (loss) on sale of investment securities               2,200       (8,237)     (29,051)
      Other income                                                  63,248       10,944       13,285
                                                                ----------   ----------  -----------
                      Total Other Income                         1,837,933    3,961,580    2,808,965
                                                                ----------   ----------  -----------
OTHER EXPENSES
      Salaries and employee benefits                             3,511,460    3,991,474    4,090,822
      Occupancy expense of premises                                813,515    1,253,892    1,209,886
      Furniture and equipment expense                              549,022      646,499      683,351
      Net loss on sale of other real estate owned                   63,992       39,463       39,286
      Other expenses (Note #12)                                  2,499,779    3,210,468    3,807,737
                                                                ----------   ----------  -----------
                      Total Other Expenses                       7,437,768    9,141,796    9,831,082
                                                                ----------   ----------  -----------
Income/(Loss) Before Income Taxes                                  133,578    1,418,059   (1,908,589)
Income Taxes (Notes #1J and #8)                                     28,000      584,254     (370,100)
                                                                ----------   ----------  -----------
Net Income/(Loss)                                                 $105,578     $833,805  $(1,538,489)
                                                                ==========   ==========  ===========
Net Income/(Loss) Per Share (Note #16)                               $0.06        $0.45       ($0.83)
                                                                ==========   ==========  ===========



The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                          STOCKHOLDERS' EQUITY FOR THE
                    YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                                                                   Valuation
                                             Number of                 Additional                  Allowance
                                              Shares        Common      Paid-in      Retained         for
                                            Outstanding     Stock       Capital      Earnings     Investments
                                            -----------  -----------  -----------   -----------   -----------
BALANCE, January 1, 1994                     1,552,425   $ 2,106,258  $ 3,306,684   $ 3,033,363

      Unrealized loss on investment
       securities available-for-sale
       (net of tax)                                                                                $($47,672)


      Net loss for the year                                                          (1,538,489)
                                             ---------   -----------  -----------   -----------    ---------
BALANCE, December 31, 1994                   1,552,425     2,106,258    3,306,684     1,494,874      (47,672)

      Change in unrealized gain/(loss)
       on investment securities
       available-for-sale (net of tax)                                                                59,559

      Six-for-five stock split                 310,218

      Cash paid to shareholders in lieu
       of fractional shares on six-for-five
       stock split                                                                         (794)

      Net income for the year                                                           833,805
                                             ---------   -----------  -----------   -----------    ---------
BALANCE, December 31, 1995                   1,862,643     2,106,258    3,306,684     2,327,885       11,887

      Change in unrealized gain/(loss)
       on investment securities
       available-for-sale (net of tax)                                                               (6,880)

      Net income for the year                                                           105,578
                                             ---------   -----------  -----------   -----------    ---------
Balance, December 31, 1996                   1,862,643   $ 2,106,258  $ 3,306,684   $ 2,433,463    $   5,007
                                             =========   ===========  ===========   ===========    =========




The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                                  1996          1995          1994
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                              $10,382,661    $7,543,620    $9,569,008
      Service fees and other income received                    1,835,733     3,944,375     2,838,016
      Financing revenue received under leases                      30,858        75,160       165,594
      Interest paid                                            (2,836,415)   (2,027,170)   (1,950,722)
      Cash paid to suppliers and employees                     (7,002,983)   (8,856,917)   (9,240,442)
      Income taxes paid                                           (18,044)      311,393       134,338
                                                              -----------   -----------   -----------
                      Net Cash Provided By Operating
                        Activities                              2,391,810       990,461     1,515,792
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investment
       securities held-to-maturity                                            2,797,500     9,500,000
      Proceeds from maturities of investment securities,
       available-for-sale                                      13,085,000    10,055,000     6,000,000
      Proceeds from sales of investment securities,
       available-for-sale                                       5,011,954     1,000,000     8,955,590
      Purchase of investment securities held-to-maturity                                   (2,975,156)
      Purchase of investment securities available-for-sale    (10,578,602)  (18,948,067)   (9,866,130)
      Net (increase)/decrease in deposits in other
       financial institutions                                     396,000      (693,000)      390,000
      Recoveries on loans previously written off                  213,798       894,920       265,128
      Net loans made to customers and principal
        collections of loans                                  (22,353,294)    5,686,829    (4,229,284)
      Net decrease in leases to customers                         400,376       716,544     1,404,057
      Capital expenditures                                     (3,339,414)     (494,129)     (224,977)
      Proceeds from sale of property, plant and equipment          74,727        39,161         1,141
      Proceeds from sale of branch                                              200,000
      Proceeds from sale of OREO                                  409,861       434,337       143,334
                                                              -----------   -----------   -----------
                      Net Cash Provided By/(Used In)
                       Investing Activities                   (16,679,594)    1,689,095     9,363,703
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in demand deposits, NOW accounts,
       savings accounts, and money market deposits             (4,489,987)   (9,132,818)  (13,562,350)
      Net increase in certificates of deposits                 12,678,329     8,962,786       960,723
      Net increase/(decrease) in federal funds purchased        3,700,000    (1,000,000)    1,000,000
      Cash paid in lieu of fractional shares                                       (794)
                                                              -----------   -----------   -----------
                      Net Cash Provided By/(Used In)
                       Financing Activities                    11,888,342    (1,170,826)  (11,601,627)
                                                              -----------   -----------   -----------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS           (2,399,442)    1,508,730      (722,132)

CASH AND CASH EQUIVALENTS, Beginning of year                   10,018,749     8,510,019     9,232,151
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, End of year                         $7,619,307   $10,018,749    $8,510,019
                                                              ===========   ===========   ===========




The accompanying notes are an integral part of these statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                                     1996          1995           1994
                                                                  ----------    ----------    -----------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      Net Income/(Loss)                                             $105,578      $833,805    $(1,538,489)
                                                                  ----------    ----------    -----------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                              503,187       249,933        482,375
          Provision/(credit) for probable credit losses              416,900      (429,000)     1,440,000
          Provision for possible OREO losses                          37,260        49,740        137,129
          (Gain)/loss on sale of equipment                            28,589          (260)         1,330
          Increase/(decrease) in taxes payable                        (5,044)      895,647       (235,762)
          Increase in other assets                                  (142,586)     (157,491)       (67,034)
          Increase/(decrease) in unearned loan fees                1,259,746      (654,365)     1,083,350
          (Increase)/decrease in interest receivable                 138,849       (53,809)       186,005
          Increase/(decrease) in interest payable                     24,419       372,418        (31,718)
          Decrease in accrued expense and other liabilities          (36,880)     (140,873)        (9,731)
          Gain on sale of branch                                                   (22,984)
          (Gain)/loss on sale of investment securities                (2,200)        8,237         29,051
          Loss on sale of OREO                                        63,992        39,463         39,286
                                                                  ----------    ----------    -----------
                      Total Adjustments                            2,286,232       156,656      3,054,281
                                                                  ----------    ----------    -----------
                       Net Cash Provided By Operating
                         Activities                               $2,391,810      $990,461     $1,515,792
                                                                  ==========    ==========    ===========
SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities        ($6,880)      $59,559       ($47,672)
                                                                  ==========    ==========    ===========
      Book value of investment securities transferred
       from held-to-maturity to available-for-sale                        $0    $2,197,960             $0
                                                                  ==========    ==========    ===========
      Transfer of loans to real estate owned through
         foreclosure                                                $612,624      $284,000       $240,954
                                                                  ==========    ==========    ===========





The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


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

C.       Investment Securities

         The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities are deemed as either available-for-sale and are measured at fair value, with unrealized gains and losses, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




D.       Loans and Interest on Loans

         Loans are stated at unpaid principal balances, less the reserve for probable loan losses and net deferred loan fees and unearned discounts. Interest income is accrued monthly as earned on all loans not discounted. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan. Unearned discounted on installment loans is recognized as income over the term of the loans by the sum-of-the-month-digits method (Rule of 78's).

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

         Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

         All loans on nonaccrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for installment loans which are charged off after 120 days of delinquency. All other loans are generally charged off at such time the loan is classified loss.

E.       Reserve for Probable Loan and Lease Losses

         The reserve for probable loan and lease losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the reserve is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The reserve is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

G.       Bank Premises, Equipment and Leasehold Improvements

         The Company's furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Rates of depreciation are based on the following depreciable lives: furniture, two to fifteen years; leasehold improvements, fifteen years; and equipment, five to twenty years. Total depreciation expense for the reporting periods ending December 31, 1996, 1995 and 1994, was approximately $499,000, $492,000 and $490,000, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




H.       Reclassifications

         Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to 1996 classifications.

I.       Consolidated Statements of Cash Flows

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

L.       New Accounting Pronouncements

         In June of 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management has not determined the potential impact this statement will have on the financial statements, however believes there will be no material effect on the Bank's financial condition or results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.


NOTE #2 - INVESTMENT SECURITIES

At December 31, 1996 and 1995, the investment securities portfolio was comprised of securities classified as available-for-sale, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value, adjusted for amortization of premiums and accretions of discounts.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




The amortized cost and fair values of investment securities available-for-sale at December 31, 1996 were:

                                                        Gross       Gross
                                          Amortized   Unrealized  Unrealized
                                             Cost       Gains       Losses   Fair Value
                                         ----------   ----------  ---------- ----------
U.S. Treasury securities                 $5,459,248     $8,637               $5,467,885
Other                                       431,844                             431,844
                                         ----------     ------       --      ----------
                      Total              $5,891,092     $8,637       $0      $5,899,729
                                         ==========     ======       ==      ==========



The amortized cost and fair values of investment securities available-for-sale at December 31, 1995 were:

                                                         Gross      Gross
                                         Amortized    Unrealized  Unrealized
                                           Cost          Gains      Losses   Fair Value
                                         ----------   ----------  ---------- ----------
U.S. Treasury securities                 $6,003,641     $8,546               $6,012,187
Obligations of other U.S. Government                    11,951
 agencies and corporations                7,225,536                           7,237,487
Other securities                            181,844                             181,844
                                         ----------    -------       --     -----------
                      Total             $13,411,021    $20,497       $0     $13,431,518
                                         ==========    =======       ==     ===========


The amortized cost and fair values of investment securities available-for-sale at December 31, 1996, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Securities
                                                                  Available-for-Sale
                                                              --------------------------
                                                              Amortized
                                                                Cost          Fair Value
                                                              ----------      ----------
Due in one year or less                                       $2,987,507      $2,987,572
Due after one year but less than five years                    2,471,741       2,480,313
                                                              ----------      ----------
                                                               5,459,248       5,467,885
Other securities                                                 431,844         431,844
                                                              ----------      ----------
                             Total Securities                 $5,891,092      $5,899,729
                                                              ==========      ==========

Proceeds from sales of investment securities available-for-sale during 1996 were $5,011,954. Gross gains and losses on those sales were $2,761 and $561, respectively. Included in shareholders' equity at December 31, 1996 is $5,007 of net unrealized gains (net of $3,629 estimated tax expense) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 1995 were $1,000,000. Gross losses on those sales were $8,237. Included in shareholders' equity at December 31, 1995 is $11,887 of net unrealized gains (net of $8,611 estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 1994 were $8,955,590. Gross gains and losses on those sales were $3,816 and $(32,867), respectively. Included in shareholders' equity at December 31, 1994, is $47,672 of net unrealized losses (net of $34,520 estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value and fair value of $3,826,791 and $3,802,906 at December 31, 1996 and 1995, respectively, were pledged to secure public monies as required by law.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




During 1995, the Company transferred $2,197,960 of securities at amortized cost from held-to-maturity to available-for-sale based on FASB's "Special Report - A Guide to Implementation of Statement No. 115 on Accounting For Certain Investments in Debt and Equity Securities - Questions and Answers." The unrealized gain on transferred securities available-for-sale was $41,019 at the date of transfer.


NOTE #3 - LOANS

All the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:

                                                                   1996          1995
                                                               -----------   -----------
Commercial, financial and agricultural                         $ 9,737,235   $ 9,256,985
Real Estate - construction                                         830,238       680,085
Real Estate - mortgage
      Commercial                                                34,628,900    22,299,858
      Residential                                                6,363,664     6,580,811
Installment loans to individuals                                49,999,727    41,723,355
All other loans (including overdrafts)                             104,985        69,477
                                                               -----------   -----------
                                                               101,664,749    80,610,571
Unearned income on installment loans                            (3,924,182)   (2,796,117)
Deferred loan fees                                                (463,603)     (331,895)
                                                               -----------   -----------
                      Loans, Net of Unearned Income            $97,276,964   $77,482,559
                                                               ===========   ===========

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                                    1996          1995
                                                                  --------      --------
Recorded investment in impaired loans                             $434,000      $564,000
Related allowance for loan losses                                   66,000        67,000
Average recorded investment in impaired loans                      508,000       567,000
Interest income recognized for cash payments                         6,000         5,000
Cash receipts applied to reduce principal balance                   11,000         7,000


The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $434,000 and $479,000 at December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $7,000, $39,000 and $13,000 in 1996, 1995 and 1994,
respectively.

At December 31, 1996 and 1995, the Company had approximately $49,000 and $320,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. There loans are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1996, loans totaling approximately $125,000 were classified as troubled debt restructurings.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #4 - DIRECT LEASE FINANCING

The Company leases buses and relocatable buildings to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing consists of the following:

                                                                       1996       1995
                                                                     --------   --------
Lease payments receivable                                            $204,201   $649,774
Unearned income                                                       (15,712)   (60,909)
                                                                     --------   --------
                      Total Direct Lease Financing                   $188,489   $588,865
                                                                     ========   ========

The Company had no outstanding commitments relating to municipal leases at December 31, 1996 and 1995.

At December 31, 1996, future minimum lease payments receivable under direct financing leases are as follows:

  Year Ending
  December 31,
           1997                                                    $163,652
           1998                                                      24,837
                                                                   --------
                                                                   $188,489
                                                                   ========

NOTE #5 - RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:

                                                                 1996            1995
                                                              ----------      ----------
Outstanding Balance, Beginning of year                        $1,455,884      $1,936,581
Credit granted, including renewals                               581,404         448,007
Repayments                                                      (402,860)       (928,704)
                                                              ----------      ----------
Outstanding Balance, End of year                              $1,634,428      $1,455,884
                                                              ==========      ==========


NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain directors and officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1996 and 1995, is as follows:

                                                        1996        1995        1994
                                                      --------  ----------   ----------
Balance, Beginning of year                            $783,466  $1,014,433   $1,307,105
Recoveries on loans previously charged off             213,798     894,920      265,128
Loans charged off                                     (686,497)   (696,887)  (1,997,800)
Provision/(credit) charged to operating expense        416,900    (429,000)   1,440,000
                                                      --------  ----------   ----------
Balance, End of year                                  $727,667    $783,466   $1,014,433
                                                      ========  ==========   ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




Not included in the balances outstanding at December 31, 1996 and 1995, were undisbursed commitments to lend of approximately $103,000 and $119,000, respectively. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 1996 and 1995.


NOTE #7 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:

                                                                    1996         1995
                                                                 ----------   ----------
Building                                                         $3,860,185   $1,571,635
Furniture and equipment                                           3,398,717    3,245,193
Leasehold improvements                                            1,133,417    1,191,835
                                                                 ----------   ----------
                                                                  8,392,319    6,008,663
      Less:  Accumulated depreciation and amortization           (3,237,337)  (2,965,369)
Land                                                              1,285,000      660,000
                                                                 ----------   ----------
                      Total                                      $6,439,982   $3,703,294
                                                                 ==========   ==========


NOTE #8 - INCOME TAXES

                                                              Year Ending December 31,
                                                          -------------------------------
                                                             1996       1995      1994
                                                          ---------  ---------  ---------
Tax provision/(credit) applicable to
 income before income taxes                               $28,000    $584,254   ($370,100)
                                                          =======    ========   =========
Federal Income Tax
      Deferred                                             15,000     416,752    (372,500)
                                                          -------    --------   ---------
State Franchise Tax
      Current                                              10,800       2,400       2,400
      Deferred                                              2,200     165,102
                                                          -------    --------   ---------
                      Total State Franchise Tax            13,000     167,502       2,400
                                                          -------    --------   ---------
                      Total Income Taxes                  $28,000    $584,254   $(370,100)
                                                          =======    ========   =========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                           1996               1995               1994
                                     ---------------    ----------------    ---------------
                                     Federal   State    Federal    State    Federal   State
                                     -------   -----    -------    -----    -------   -----
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                    $21,160   $4,600  $253,602  $118,340  ($495,746)
Depreciation computed
 differently on tax returns than
 for financial statements              7,500      300     2,740    (6,551)    (1,670)
Deferred compensation plan           (19,900)  (4,500)   14,550     4,836     (9,344)
Provision for loan loss deduction
 in tax return over amount
 charged for financial
 statement purposes                    6,240    1,800   145,860    48,477    134,260
                                     -------   ------  --------  --------  ---------    --
                      Total          $15,000   $2,200  $416,752  $165,102  ($372,500)   $0
                                     =======   ======  ========  ========  =========    ==


As a result of the following items, the total income tax expense/(credit) for 1996, 1995 and 1994, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:

                                       1996                  1995                   1994
                                 ------------------    ------------------     -----------------
                                           Percent               Percent                Percent
                                          of Pretax             of Pretax              of Pretax
                                 Amount    Income      Amount    Income       Amount    Income
                                 ------   ---------    ------   ---------     ------   ---------
Federal rate                     $45,416      34.0    $482,140      34.0    ($330,477)    (17.4)
Changes due to income tax,
  net of Federal tax benefit       8,580       6.4     110,551       7.8        1,584       0.1
Exempt interest                 ($28,410)    (21.2)    (21,800)     (1.5)     (54,200)     (2.8)
Other                              2,414       1.8      13,363       0.9       12,993       0.7
                                --------     -----    --------      ----    ---------     -----
                      Total      $28,000      21.0    $584,254      41.2    ($370,100)    (19.4)
                                ========     =====    ========      ====    =========     =====

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.

                                                                       1996        1995

Deferred Tax Assets
      Real estate owned writedowns                                  $  14,000   $  23,000
      Deferred compensation                                           110,000     109,000
      Deferred fees                                                   130,000     129,000
      Non-deductible reserves                                          18,000      46,000
      Net losses                                                      198,000     160,000
      Other                                                             5,000       8,000
                                                                    ---------   ---------
                                                                      475,000     475,000
                     Less:  Valuation allowance(1)                   (475,000)   (475,000)
                                                                    ---------   ---------
                                                                            0           0
Deferred Tax Liabilities
      Reserve for loan losses                                         (48,000)    (28,000)
      Fixed assets                                                   (135,000)   (162,000)
                                                                    ---------   ---------
                      Net Deferred Tax Liability                    $(183,000)  $(190,000)
                                                                    =========   =========



(1) The valuation allowance is management's estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance is largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was not changed during the 1996 year.


NOTE #9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under leases for equipment and property. The original terms of the leases range from two to thirty years. The following is a schedule of future minimum lease payments based upon obligations at year-end.

  Year Ending
  December 31,
      1997                                                                      $168,902
      1998                                                                        37,090
      1999                                                                        23,390
      2000                                                                        17,543
                                                                                --------
             Total                                                              $246,925
                                                                                ========


Total property and equipment expenditures charged to leases for the reporting periods ended December 31, 1996, 1995 and 1994, were approximately $303,000, $733,000 and $725,000, respectively.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996 and 1995, the Company had commitments to extend credit of approximately $5,622,000 and $5,113,000 and obligations under standby letters of credit of approximately $271,000 and $294,000.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




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


NOTE #10 - STOCK SPLIT

On August 23, 1995, the Company's Board of Directors approved a six-for-five stock split of its common stock. The outstanding shares and related calculations included in these financial statements reflect retroactive adjustments for this stock split.


NOTE #11 - STOCK OPTION PLAN

At December 31, 1996, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for this plan been determined on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 shares (after giving retroactive effect for stock splits). The plan provides that options of the Company's unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1994, the Board of Directors of Vineyard National Bancorp elected to cancel all existing stock options and reissue new stock options at a price of $3.50 per share ($2.92 per share after giving retroactive effect for the six-for-five stock split.)

During 1996, the Board of Directors of Vineyard National Bancorp elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

The fair value of each option granted during 1996, 1995 and 1994, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 6.28%, 5.45% and 5.38%; dividend yield of 0.0% for all years; volatility of 24%, 25% and 24%; expected life of 7 years for all years presented.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




A summary of the status of the Company's incentive stock option plan as of December 31, 1996, 1995 and 1994, respectively, and changes during the years ending on those dates is presented below:

                                                  1996                            1995
                                     ------------------------------- -------------------------------
                                       Number of Shares                Number of Shares
                                     --------------------- Weighted- --------------------- Weighted-
                                     Available              Average  Available              Average
                                        For                Exercise     For                Exercise
                                     Granting  Outstanding   Price   Granting  Outstanding   Price
                                     --------- ----------- --------- --------- ----------- ---------
Outstanding at beginning of year       50,036      76,416     $2.89    46,404      80,048     $2.92
Exercised
Cancelled                               8,280      (8,280)    $2.92     9,632      (9,632)    $2.92
Granted                                (5,000)      5,000     $3.13    (6,000)      6,000     $2.60
                                       ------      ------              ------      ------
Outstanding at end of year             53,316      73,136     $2.91    50,036      76,416     $2.89
                                       ======      ======              ======      ======
Options exercisable at year-end                    73,136                          76,416
Weighted-average fair value of
   Options granted during the year                  $1.12                           $0.86



                                                           1994
                                               --------------------------------
                                                  Number of Shares
                                               ---------------------  Weighted-
                                               Available               Average
                                                 For                  Exercise
                                               Granting  Outstanding    Price
                                               --------- -----------  ---------
Outstanding at beginning of year                51,684       74,768      $5.87
Exercised
Cancelled                                       74,768      (74,768)     $5.87
Granted                                        (80,048)      80,048      $2.92
                                               -------      -------
Outstanding at end of year                      46,404       80,048      $2.92
                                               =======      =======
Options exercisable at year-end                              80,048
Weighted-average fair value of
   Options granted during the year                            $1.13


The following table summarizes information about incentive stock options outstanding at December 31, 1996:

               Options Outstanding and Exercisable
--------------------------------------------------------------------
                    Number      Weighted-Average
   Range of      Outstanding       Remaining        Weighted-Average
Exercise Prices  at 12/31/96    Contractual Life     Exercise Price
---------------  -----------    ----------------    ----------------
$2.60 to $3.13      73,136             7                 $2.91

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #12 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 1996, 1995 and 1994:

                                                         1996        1995        1994
                                                     ----------  ----------  ----------
Fees and Other Servicing Income
      Fees and service charges                       $1,750,110  $2,286,071  $2,283,054
      Gain on sale of loans                                          10,614      91,023
      Loan servicing                                                150,415     450,654
                                                     ----------  ----------  ----------
                      Total                          $1,750,110  $2,447,100  $2,824,731
                                                     ==========  ==========  ==========
Other Expenses
      Data processing                                  $754,617    $826,520    $875,477
      Marketing expenses                                307,233     326,605     414,098
      Professional expenses                             421,209     561,825     719,950
      Office supplies, postage and telephone            363,892     431,034     463,665
      Insurance and assessment expense                  157,931     336,096     418,795
      Loan related expense                              147,541     359,095     582,902
      Administrative expense                             85,316      99,767     129,828
      Other                                             262,040     269,526     203,022
                                                     ----------  ----------  ----------
                      Total                          $2,499,779  $3,210,468  $3,807,737
                                                     ==========  ==========  ==========



NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1996, the combined amount of funds available from these two sources amounted to approximately $969,000 or 12.4%.


NOTE #14 - DEFERRED COMPENSATION

During 1987, the Company established a non-qualified, unfunded deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment. Effective September 1, 1990, the Company adopted a new deferred compensation plan with similar provisions of the 1987 plan except that the Company may make matching contributions of 25% of officers' deferrals up to a maximum of 10% and 50% of senior officers' deferrals to a maximum of 10%. The Company's contribution, in the aggregate, for all Participants shall not exceed 4% of compensation of all Company employees. Each Participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $84,535 ($66,815 net of income taxes), $138,833 ($81,911 net of income taxes) and $107,057 ($81,214 net of income taxes) for the years ended December 31, 1996, 1995 and 1994, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994





NOTE #15 - DEFINED CONTRIBUTION PLAN

Effective August 1, 1990, the Company established a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $9,500 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation. The Company's matching contribution will become vested at 20% per year with full vesting after five years. The expense was $14,862 ($11,747 net of income taxes) and $36,070 ($21,281 net of income taxes) and $34,533 ($26,197 net of income taxes) for the years ended December 31, 1996, 1995 and 1994, respectively.


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

The weighted average number of shares used to compute income/(loss) per common share was 1,862,643 in 1996, 1995 and 1994.


NOTE #17 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994





As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                     Capital Needed
                                                          ------------------------------------
                                                                                To Be Well
                                                                             Capitalized Under
                                                             For Capital     Prompt Corrective
                                              Actual      Adequacy Purposes     Provisions
                                          -------------   -----------------  -----------------
                                          Amount  Ratio    Amount    Ratio    Amount    Ratio
                                          ------  -----   --------  -------  --------  -------
As of December 31, 1996
Total capital to risk-weighted assets     $8,568    8.2%   $8,329    8.0%    $10,411    10.0%
Tier 1 capital to risk-weighted assets     7,840    7.5%    4,165    4.0%      6,247     6.0%
Tier 1 capital to average assets           7,840    6.5%    4,832    4.0%      6,040     5.0%

As of December 31, 1995
Total capital to risk-weighted assets      8,518   10.2%    6,681    8.0%      8,351    10.0%
Tier 1 capital to risk-weighted assets     7,735    9.3%    3,327    4.0%      4,990     6.0%
Tier 1 capital to average assets           7,735    7.3%    4,238    4.0%      5,298     5.0%


NOTE #18 - MORTGAGE LOAN SERVICING OPERATIONS

The Company originated long term first and second trust deed mortgages for resale on the Secondary Market to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The gains or losses on the sales of these loans were generally recognized at the time of sale. The Company retained servicing rights to these loans. Servicing arrangements provided for the Company to maintain all records related to the servicing agreement, to assume responsibility for billing mortgagors, to collect periodic mortgage payments, and to perform various other activities necessary to the mortgage servicing function. The Company received as compensation a servicing fee on the principal balance of the outstanding loans. The principal balance of loans being serviced on behalf of others was approximately $0, $0 and $168,204,000 at December 31, 1996, 1995 and 1994. Servicing fee income amounted to approximately $0, $150,000 and $436,000 in 1996, 1995, and 1994,
respectively. During 1995, the Company sold the servicing rights on loans totaling approximately $161 million. The mortgage servicing rights were sold without recourse. The Bank received approximately $22,000 and $1,489,000 from the sale in 1996 and 1995, respectively.


NOTE #19 - OTHER REAL ESTATE OWNED

As discussed in Note #1K, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:

                                             1996        1995
                                           --------    --------
Balance, Beginning of year                 $608,694    $848,234
Additions                                   612,624     284,000
Sales                                      (473,853)   (578,670)
Valuation adjustments and other             (37,260)     55,130
                                           --------    --------
Balance, End of year                       $710,205    $608,694
                                           ========    ========

The balances at December 31, 1996 and 1995 are shown net of reserves.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #20 - RESERVE FOR PROBABLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1996, 1995 and 1994:

                                                           1996       1995        1994
                                                         -------    --------     -------
Balance, Beginning of year                               $38,133     $93,263      $1,300
Provision charged to other expense                        37,260      49,740     137,129
Charge-offs and other reductions                         (23,920)   (104,870)    (45,166)
                                                         -------    --------     -------
Balance, End of year                                     $51,473     $38,133     $93,263
                                                         =======    ========     =======


NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1995. FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                Carrying
                                                                 Amount      Fair Value
Assets
      Cash and cash equivalents                                $7,619,307    $7,619,307
      Interest bearing deposits                                   396,000       396,000
      Investment securities                                     5,899,729     5,899,729
      Loans receivable                                        101,125,571   100,941,571
      Accrued interest receivable                                 403,126       403,126

Liabilities
      Non-interest bearing deposits                            25,946,157    25,946,157
      Interest bearing deposits                                80,656,632    80,574,632
      Federal funds purchased                                   3,700,000     3,700,000
      Accrued interest payable                                    665,302       665,302

                                                                Notional    Cost to Cede
                                                                 Amount      or Assume
                                                                --------    ------------
Off-Balance Sheet Instruments
      Commitments to extend credit and
        standby letters of credit                              $5,893,000      $58,930

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994





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

-   Federal Funds Purchased

    The carrying values reported in the balance sheet approximate the fair values of those instruments due to their short-term nature.

-   Off-balance Sheet Instruments

  Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.


NOTE #22 - SALE OF BRANCH OFFICE

During 1995, the Company sold certain assets and liabilities of its Victorville branch. Total assets sold were approximately $1,275,000 and total liabilities assumed by the buyer were approximately $4,104,000. The transaction resulted in a gain of approximately $23,000, which has been included in other income in 1995. The Bank is no longer operating the branch in Victorville.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #23 - TIME DEPOSIT LIABILITIES

At December 31, 1996, the Company had time certificates of deposit with maturity distributions as follows:

    1997                                         $37,105,598
    1998                                           5,185,011
    1999                                             277,273
                                                 -----------
                                                 $42,567,882
                                                 ===========


NOTE #24 - BORROWINGS

The Bank has borrowing lines with three correspondent banks totaling $3.7 million and a secured line at the Federal Reserve.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #25 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)

                        BALANCE SHEETS

                                                                    1996        1995        1994
Assets
      Cash in Vineyard National Bank                                $7,335      $7,177       $7,805
      Prepaid expenses                                                 570         670          517
      Investment in subsidiary                                   7,844,695   7,746,154    6,852,956
                                                                ----------  ----------  -----------
                      Total Assets                              $7,852,000  $7,754,001   $6,861,278
                                                                ==========  ==========  ===========
Liabilities
      Due to shareholders in lieu of
       fractional shares on stock splits                             1,188       1,287        1,134
                                                                ----------  ----------  -----------
Stockholders' Equity
      Common stock                                               2,106,258   2,106,258    2,106,258
      Additional paid-in capital                                 3,306,684   3,306,684    3,306,684
      Retained earnings                                          2,438,470   2,339,772    1,447,202
                                                                ----------  ----------  -----------
                   Total Stockholders' Equity                    7,851,412   7,752,714    6,860,144
                                                                ----------  ----------  -----------
                   Total Liabilities and Stockholders' Equity   $7,852,600  $7,754,001   $6,861,278
                                                                ==========  ==========  ===========
                   STATEMENTS OF INCOME

INCOME
      Equity in income/(loss) of subsidiary                       $105,420    $833,639  $(1,538,664)
      Interest                                                         958         966          975
                                                                ----------  ----------  -----------
                                                                   106,378     834,605   (1,537,689)
                                                                ----------  ----------  -----------
INCOME TAXES                                                           800         800          800
                                                                ----------  ----------  -----------
                      Net Income/(Loss)                           $105,578    $833,805  $(1,538,489)
                                                                ==========  ==========  ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




NOTE #25 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP
           (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996         1995         1994
                                                        ----         ----         ----
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                  $958         $966         $975
      Income taxes paid                                  (800)        (800)        (800)
                                                     --------     --------    ---------
                      Net Cash Provided
                       By Operating Activities            158          166          175
                                                     --------     --------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
      Cash paid for fractional shares                                 (794)
                                                     --------     --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 158         (628)         175

CASH, Beginning of year                                 7,177        7,805        7,630
                                                     --------     --------    ---------
CASH, End of year                                      $7,335       $7,177       $7,805
                                                     ========     ========    =========
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
      Net Income/(Loss)                               105,578      833,805   (1,538,489)
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided By Operating Activities
          (Increase)/decrease in other assets              99         (153)          18
                                                     --------     --------    ---------
          Undistributed (earnings)/loss of subsidia  (105,420)    (833,639)   1,538,664
          Increase/(decrease) in other liabilities        (99)         153          (18)
                                                     --------     --------    ---------
                      Net Cash Provided
                       By Operating Activities           $158         $166         $175
                                                     ========     ========    =========

SELECTED QUARTERLY FINANCIAL DATA

        The selected quarterly data for 1996 is based on the unaudited financial statements of the Company as presented by management.

                                                      Quarter Ended 1996
                                    ------------------------------------------------------
                                      March 31      June 30     September 30   December 31
                                    ------------  ------------  ------------  ------------
Net Interest Income                   $1,442,678    $1,516,280    $1,609,169    $1,582,186
Provision for Loan and Lease Losses                   (116,300)     (217,600)      (83,000)
Other Income                             446,371       444,770       483,576       463,216
Other Expenses                        (1,982,582)   (1,967,375)   (1,770,627)   (1,717,184)
                                    ------------  ------------  ------------  ------------
Income/(Loss) Before Taxes               (93,533)     (122,625)      104,518       245,218
Income Taxes                                            (1,600)                    (26,400)
                                    ------------  ------------  ------------  ------------
Net Income/(Loss)                       ($93,533)    ($124,225)     $104,518      $218,818
                                    ============  ============  ============  ============
Earnings/(Loss) Per Share
 of Common Stock
      Net Income/(Loss)                   ($0.05)       ($0.07)        $0.06         $0.12
                                    ============  ============  ============  ============
Number of Shares Used
 in Per Share Calculation              1,862,643     1,862,643     1,862,643     1,862,643

Balance Sheet Data
      Assets                        $111,697,167  $117,761,821  $119,454,829  $119,523,686
                                    ============  ============  ============  ============
      Deposits                      $102,920,152  $109,126,820  $111,826,825  $106,602,789
                                    ============  ============  ============  ============
      Loans and Leases/(Net)         $79,889,798   $85,942,038   $92,754,609   $96,737,786
                                    ============  ============  ============  ============
      Stockholders' Equity            $7,653,294    $7,508,043    $7,628,004    $7,851,412
                                    ============  ============  ============  ============

        The selected quarterly data for 1995 is based on the unaudited financial statements of the Company as presented by management.

                                                    Quarter Ended 1995
                                    ------------------------------------------------------
                                       March 31      June 30    September 30  December 31
                                    ------------  ------------  ------------  ------------
Net Interest Income                   $1,603,894    $1,495,232    $1,549,014    $1,521,135
Provision for Loan and Lease Losses                                  300,000       129,000
Other Income                             677,415     1,994,645       632,289       617,768
Other Expenses                        (2,270,509)   (2,409,878)   (2,277,470)   (2,144,476)

Income/(Loss) Before Taxes                10,800     1,079,999       203,833       123,427
Income Taxes                              (1,600)     (445,400)       43,746      (181,000)
                                    ------------  ------------  ------------  ------------
Net Income/(Loss)                         $9,200      $634,599      $247,579      $(57,573)
                                    ============  ============  ============  ============
Earnings/(Loss) Per Share
 of Common Stock 1
      Net Income/(Loss)                    $0.49         $0.34         $0.13        $(0.03)
                                    ------------  ------------  ------------  ------------
Number of Shares Used
 in Per Share Calculation 1            1,862,643     1,862,643     1,862,643     1,862,643
Stock Splits                                                        6 for5

Balance Sheet Data
      Assets                        $109,607,887  $112,914,128  $113,817,164  $107,559,133
                                    ============  ============  ============  ============
      Deposits                      $102,022,637  $104,587,762  $105,095,300   $98,414,447
                                    ============  ============  ============  ============
      Loans and Leases/(Net)         $77,770,173   $76,052,523   $79,204,435   $77,287,938
                                    ============  ============  ============  ============
      Stockholders' Equity            $6,885,581    $7,531,617    $7,783,165    $7,752,714
                                    ============  ============  ============  ============


1 Retroactively adjusted for stock splits.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1997, for the Company's 1997 annual shareholders' meeting.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1997, for the Company's 1997 annual shareholders' meeting.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1997, for the Company's 1997 annual shareholders' meeting.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1997, for the Company's 1997 annual shareholders' meeting.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        a)    The following documents are filed as part of this Form 10-K:

              1)    Financial Statements:

                    See Index to Financial Statements in Item 8 on Page 70 of this Report.

              2) All schedules are omitted as the information is not required, is not material or is otherwise furnished.

              3)    Exhibits:

                    See Index to Exhibits on Page 70 of this Form 10-K. Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and arrangements:

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

              C) Joinder Agreement for Employee to Participate in Vineyard National Bancorp 1987 Incentive Stock Option Plan.
                    Exhibit 10.3

     D)    Vineyard National Bank Deferred Compensation Plan.  Exhibit 10.4

              E) Employment Agreement between Vineyard National Bank and Steven R. Sensenbach. Exhibit 10.5

              F) 1988 Extension Agreement for Employment Agreement between Vineyard National Bank and Steven R. Sensenbach.
                    Exhibit 10.6

        b)    Reports on Form 8-K:

              None.

        c)    Exhibits:

              See Index to Exhibits on Page 70 of this Form 10-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 24th day of March 1997.


                                                     VINEYARD NATIONAL BANCORP
                                                     (Registrant)



                                         By   /s/ STEVEN R. SENSENBACH
                                                           Steven R. Sensenbach,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.


                                                    President, Chief Executive Officer (Principal
/s/ STEVEN R. SENSENBACH                            Executive Officer) and Director





                                                    Executive Vice President, Chief Financial
/s/ SOULE SENSENBACH                                Officer, (Principal Financial and Accounting
                                                    Officer)





/s/ LESTER STROH, M.D.                              Chairman of the Board of Directors





/s/ FRANK S. ALVAREZ                                Director





/s/ ROLAND O. NORIEGA                               Director





/s/ JOEL H. RAVITZ                                  Director





/s/ JODIE SMITH                                     Director





/s/ RENNY V. THOMAS                                 Director

                               INDEX TO EXHIBITS



 Exhibit                                 Description                                   Sequentially
  Number                                                                              Numbered Page
      3.1   Registrant's Articles of Incorporation                                        (R-1)

      3.2   Registrant's Bylaws                                                           (R-1)

      3.3   Plan of Reorganization and Agreement of Merger                                (R-1)

      4.0   Specimen Common Stock Certificate of Registrant                               (R-1)

     10.1   Incentive Stock Option Plan for Vineyard National Bank 1981                   (R-1)

     10.2   Incentive Stock Option Plan for Vineyard National Bank 1987                   (R-1)

     10.3   Joinder Agreement for Employee to Participate in Vineyard National            (R-1)
            Bancorp 1987 Incentive Stock Option Plan

     10.4   Vineyard National Bank Deferred Compensation Plan                             (R-1)

     10.5   Employment Agreement Between Vineyard National Bank and Steven R.             (R-1)
            Sensenbach

     10.6   1988 Extension Agreement for Employment Agreement Between Vineyard            (R-1)
            National Bank and Steven R. Sensenbach

     10.7   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-1)
            Rancho Cucamonga Office 1987

     10.8   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-1)
            Chino Office 1988

     10.9   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-1)
            Diamond Bar Office 1987

    10.10   Addendum to Lease Agreement Ref 10.9                                          (R-1)

    10.11   Addendum to Lease Agreements Refs 10.9 and 10.10                              (R-1)

    10.12   Lease Agreement Regarding Lake Arrowhead Office 1988                          (R-1)

    10.13   Estoppel Certificate to Lease Agreement Ref 10.12 Between Vineyard            (R-1)
            National Bank and Landlord 1988

    10.14   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-1)
            Additional Rancho Cucamonga Office Space 1988

    10.15   Buy/Sell Agreement Between Vineyard National Bank and Wells Fargo             (R-1)
            1984

    10.16   Buy/Sell Agreement Between Vineyard National Bank and Arrowhead               (R-1)
            Pacific Savings Bank 1988

    10.17   Change in Terms and Conditions Between Vineyard National Bank and             (R-1)
            Landlord Regarding Rancho Cucamonga Office 1989

    10.18   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-1)
            Victorville Office 1989

    10.19   Lease Agreement Between Vineyard National Bank and Landlord Regarding         (R-2)
            Additional Victorville Office Space 1989

       21   Subsidiaries of the Registrant                                                (R-2)

       23   Consent of Vavrinek, Trine, Day & Company

       27   Data Schedule

(R-1) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(R-2) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.