Form 10-Q
period 1997-03-31
VINEYARD NATIONAL BANCORP
filed 1997-05-12
CIK 840256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       __________________________________


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997      Commission File No. 0-20862


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


                         APPLICABLE TO CORPORATE ISSUES

        Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of March 31, 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                               TABLE OF CONTENTS

                                                               PART I
FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    March 31, 1997 and December 31,1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Consolidated Statements of Income
    For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

    Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


                                                              PART II

OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

  Exhibit 27.  Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                                 March 31,      December 31,
                                                                   1997             1997
                                                                 ---------      ------------
Cash and due from banks                                         $  7,634,685    $  7,619,307
Federal funds sold                                                 3,323,000              --
                                                                ------------    ------------
    Total Cash and Cash Equivalents                               10,957,685       7,619,307
Interest-bearing deposits in other financial institutions            396,000         396,000
Investment securities
  Available-for-sale                                               6,009,978       5,899,729
Loans, net of unearned income                                     94,497,719      97,276,964
Direct lease financing                                                89,592         188,489
  Less: Reserve for probable loan and lease losses                  (749,861)       (727,667)
                                                                ------------    ------------
                                                                  93,837,450      96,737,786
Bank premises and equipment                                        6,388,677       6,439,982
Accrued interest                                                     492,153         403,126
Cash surrender value of life insurance                               845,555         845,556
Other real estate owned                                              634,317         710,205
Other assets                                                         440,160         471,995
                                                                ------------    ------------
    Total Assets                                                $120,001,975    $119,523,686
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand deposits                                               27,750,203      25,946,157
    Savings and NOW deposits                                      25,335,940      24,269,489
    Money market deposits                                         13,255,889      13,819,261
    Time deposits in denominations of $100,000 or more             6,111,675       9,425,758
    Other time deposits                                           38,307,478      33,142,124
                                                                ------------    ------------
                                                                 110,761,185     106,602,789
  Federal funds purchased                                                 --       3,700,000
  Accrued employee salary and benefits                               457,075         466,226
  Accrued interest and other liabilities                             882,071         903,259
                                                                ------------    ------------
    Total Liabilities                                            112,100,331     111,672,274
                                                                ------------    ------------
Stockholders' Equity
  Contributed capital
    Common stock - authorized 15,000,000 shares, no par
     value, issued and outstanding 1,862,643 shares in
     1997 and 1996                                                 2,106,258       2,106,258
  Additional paid-in capital                                       3,306,684       3,306,684
  Retained earnings                                                2,486,370       2,433,463
  Valuation allowance for investments                                  2,332           5,007
                                                                ------------    ------------
    Total Stockholders' Equity                                     7,901,644       7,851,412
                                                                ------------    ------------
    Total Liabilities and Stockholders' Equity                  $120,001,975    $119,523,686
                                                                ============    ============



See accompanying notes to financial statements.                    Page 3 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                         March 31,       March 31,
                                                                           1997            1996
                                                                        ----------      ----------
INTEREST INCOME
   Interest and fees on loans                                           $2,213,388      $1,864,428
   Interest on Investment Securities
        Obligations of U.S. Government Agencies and Corporations            60,349         163,262
   Interest on other securities                                              2,453           2,446
   Interest on deposits                                                      5,433           7,617
   Interest on Federal funds sold                                           32,314          43,036
   Direct lease financing income                                             2,397          10,905
                                                                        ----------      ----------
                Total Interest Income                                    2,316,334       2,091,694
                                                                        ==========      ==========
INTEREST EXPENSE
   Interest on savings deposits                                             52,618          55,073
   Interest on NOW and money market deposits                               111,775         127,684
   Interest on time deposits in denominations of $100,000 or more           90,971          90,013
   Interest on other time deposits                                         506,724         348,848
   Interest on Federal funds purchased and other interest                    5,459             132
                                                                        ----------      ----------
                Total Interest Expense                                     767,547         621,750
                                                                        ----------      ----------
                Net Interest Income                                      1,548,787       1,469,944
(PROVISION)/CREDIT FOR LOAN AND LEASE LOSSES                               (47,782)
                                                                        ----------      ----------
                Net Interest Income After Provision
                   for Loan and Lease Losses                             1,501,005       1,469,944
                                                                        ----------      ----------
OTHER INCOME
   Fees and service charges                                                396,562         409,015
   Net loss on sale of investment securities                                (1,057)
   Other income                                                              3,450           1,753
                                                                        ----------      ----------
                Total Other Income                                         398,955         410,768
                                                                        ----------      ----------
OTHER EXPENSES
   Salaries and employee benefits                                          902,428         911,678
   Occupancy expense of premises                                           158,171         272,244
   Furniture and equipment expense                                         126,896         121,512
   Other expenses (Note #2)                                                623,558         668,811
                                                                        ----------      ----------
                                                                         1,811,053       1,974,245
                                                                        ----------      ----------
Income/(Loss) Before Income Taxes                                           88,907         (93,533)
Income Taxes                                                                36,000
                                                                        ----------      ----------
Net Income/(Loss)                                                       $   52,907      $  (93,533)
                                                                        ==========      ==========
Net Income/(Loss) Per Share                                             $     0.03      $    (0.05)
                                                                        ==========      ==========



See accompanying notes to financial statements.                    Page 4 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                                                               Valuation
                                                 Number of                      Additional                     Allowance
                                                  Shares         Common           Paid-in       Retained          for
                                                Outstanding       Stock           Capital       Earnings      Investments
                                                -----------      ------         ----------      --------      -----------
Balance, January 1, 1996                         1,862,643      $2,106,258      $3,306,684      $2,327,885      $11,887
  Change in unrealized gain on investment
  securities available-for-sale (net of tax)                                                                     (5,867)
  Net loss for the three months                                                                    (93,533)
                                                 ---------      ----------      ----------      ----------       -------
Balance, March 31, 1996                          1,862,643      $2,106,258      $3,306,684      $2,234,352       $ 6,000
                                                 =========      ==========      ==========      ==========       =======
Balance, January 1, 1997                         1,862,643      $2,106,258      $3,306,684      $2,433,463       $ 5,007
  Change in unrealized gain on investment
  securities avialable-for-sale (net of tax)                                                                      (2,675)
  Net income for the three months                                                                   52,907
                                                 ---------      ----------      ----------      ----------       -------
Balance, March 31, 1997                          1,862,643      $2,106,258      $3,306,684      $2,486,370       $ 2,332
                                                 =========      ==========      ==========      ==========       =======



See accompanying notes to financial statements.                    Page 5 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                             March 31,       March 31,
                                                               1997            1996
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and fees received                                $1,976,771      $2,194,922
   Service fees and other income received                       428,933         440,898
   Financing revenue received under leases                        2,397          10,905
   Interest paid                                               (811,512)       (587,374)
   Cash paid to suppliers and employees                      (1,669,553)     (2,230,483)
   Income taxed paid                                                            (11,424)
                                                            -----------     -----------
        Net Cash Used In Operating Activities                   (72,964)       (182,556)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities,
    available-for-sale
   Proceeds from sales of investment securities,
    available-for-sale                                        2,386,296       4,000,000
   Purchase of investment securities available-for-sale      (2,492,852)       (250,000)
   Recoveries on loans previously written off                    49,583          30,943
   Net loans made to customers and principal
    collections of loans                                      2,913,925      (2,862,473)
   Net decrease in leases to customers                           98,897         125,196
   Capital expenditures                                         (78,791)        (99,958)
   Proceeds from sale of property, plant and equipment                            5,473
   Net (increase)/decrease in other real estate owned            75,888        (286,911)
                                                            -----------     -----------
        Net Cash Provided By Investing Activities             2,952,946         662,270
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
    savings accounts, and money market deposits               2,307,125         484,997
   Net increase in certificates of deposits                   1,851,271       4,020,708
   Net decrease in federal funds purchased                   (3,700,000)
                                                            -----------     -----------
        Net Cash Provided By Financing Activities               458,396       4,505,705
                                                            -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,338,378       4,985,419

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  7,619,307      10,018,749
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS, END OF QUARTER                   $10,957,685     $15,004,168
                                                            ===========     ===========


See accompanying notes to financial statements.                    Page 6 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 March 31,      March 31,
                                                                   1997           1996
                                                                ---------       ---------
RECONCILIATION OF NET INCOME/(LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net Income/(Loss)                                            $  52,907       $ (93,533)
                                                                ---------       ---------
   Adjustments to Reconcile Net Income/(Loss)
   to Net Cash Provided by Operating Activities
     Depreciation and amortization                                120,732         111,821
     Provision for probable credit losses                          47,782
     Gain on sale of equipment                                                     (5,473)
     Increase/(decrease) in taxes payable                          36,000         (11,424)
     (Increase)/decrease in other assets                           31,836         (71,197)
     Increase/(decrease) in unearned loan fees                   (209,852)        104,474
     (Increase)/decrease in interest receivable                   (89,027)         35,339
     Increase/(decrease) in interest payable                      (43,965)         34,376
     Decrease in accrued expense and other liabilities            (20,434)       (286,939)
     Loss on sale of investment securities                          1,057
                                                                ---------       ---------
            Total Adjustments                                    (125,871)        (89,023)
                                                                ---------       ---------
            Net Cash Provided By Operating Activities           $ (72,964)      $(182,556)
                                                                =========       =========

SUPPLEMENTARY INFORMATION
   Change in valuation allowance for investment securities      $  (2,675)      $  (5,887)
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





See accompanying notes to financial statements.                    Page 7 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             MARCH 31, 1997 AND 1996



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1996, the Company was required to implement SFAS No. 123, "Stock Based Compensation", which changes the method disclosing the Company's stock-based compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and implemented SFAS No. 123 in its footnote disclosures.

Effective for years beginning after December 31, 1996, the Company was required to implement SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 1997 and 1996:



                                                March 31,       March 31,
                                                  1997            1996
                                                ---------       ---------
Data processing                                 $171,609        $199,784
Marketing expenses                               104,343          68,123
Office supplies, postage and telephone            64,260          67,483
Professional expenses                            103,037          85,496
Bank insurance and assessments                    60,548          41,575
Other                                            119,761         206,350
                                                --------        --------
        Total Other Expenses                    $623,558        $668,811
                                                ========        ========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1997 AND 1996



NOTE #3 - EARNINGS/(LOSS) PER COMMON EQUIVALENT SHARE

Earnings/(loss) per share is based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earnings/(loss) per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings/(loss) per common share was 1,862,643 in 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Vineyard National Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Vineyard National Bank, a National banking association (the "Bank").

RESULTS OF OPERATIONS

         The Company had net income of $52,907 for the quarter ended March 31, 1997, as compared to a net loss of $93,533 for the same period in 1996.

NET INTEREST INCOME

         The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $106,000 or 7.4% in the three month period ended March 31, 1997, as compared to the same period in 1996. This increase was due primarily to a $252,000 increase in interest income and a $146,000 increase in interest expense. The net change was substantially a result of increases in loan volume from March 1996 to March 1997.

         Outstanding loans and leases decreased during the three month period ended March 31, 1997, by $2,779,000. During this period total deposits increased by $4,161,000. The deposit mix changed as demand deposits increased by $1,804,000, savings and NOW accounts increased by $1,066,000, money market accounts decreased $563,000, time deposits in excess of $100,000 decreased $3,314,000, and other time deposits increased $5,165,000. The net interest margin (net interest income expressed as a percentage of interest income) was 67 percent for the three month period ended March 31, 1997, as compared to 70 percent for the same period in 1996.

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

         During the three month period ended March 31, 1997, a provision of $47,782 was made as compared to zero for the same period in 1996. The net charge-offs on previously granted loans was approximately $26,000 for the three months ended March 31, 1997, as compared to $68,000 for the same period in 1996.

OTHER INCOME

         The decrease of $11,813 in other income in the three month period ended March 31, 1997, as compared to 1996, was due primarily to the decrease in loan servicing income which resulted from the sale of the Bank's mortgage servicing rights during 1996.

OTHER EXPENSES

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $163,192 or 8%, during the three month period ended March 31, 1997, as compared to the same period in 1996. The decrease in other expenses was primarily a result of decreases in salary and employee benefits, and data processing costs. In addition, occupancy expenses decreased as a result of the Bank purchasing the Main Branch in 1996.

FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended March 31, 1997, the Company's assets increased by approximately $478,000 or .4, compared to December 31, 1996. The Company continued to have adequate cash resources with approximately $7,635,000 of cash held on deposit at other financial institutions, $9,670,000 of investment securities, and $3,323,000 in Federal Funds Sold at March 31, 1997. Liquidity was up and resulted in the increase in cash and cash equivalents of $3.0 million. The increased liquidity resulted primarily from the decrease in total non-liquid assets, an increase in total deposits and an increase in Federal Funds Sold. The Bank's investment portfolio contains $2,000 of unrealized gains on estimated fair values when compared to book values at March 31, 1997. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $430,000 at March 31, 1997. All loans on non-accrual status are considered to be impaired.

         Total shareholders' equity increased from approximately $7,851,000 at December 31, 1996 to $7,902,000 at March 31, 1997, as a result of net income generated for the three months then ended and a decrease in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of March 31, 1997, the Company had a ratio of capital to risk-weighted assets of 8.44%, a ratio of Tier 1 capital to risk-weighted assets of 7.71%, and a leverage capital ratio of 7.34%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at March 31, 1997 and December 31, 1997.

                                                    March 31,   December 31,
                                                      1997          1996
                                                    ---------   ------------
(Dollars in Thousands)
Accruing Loans More Than 90 Days Past Due(1)
  Aggregate Loan Amounts
    Commercial, financial and agricultural             $  3
    Real estate
    Installment loans to individuals                     86        $ 49
                                                       ----        ----
      Total Loans Past Due More Than 90 Days             89          49
                                                       ----        ----
Renegotiated Loans(2)                                    --          --
                                                       ----        ----
Non-accrual Loans(3)
  Aggregate Loan Amounts
    Commercial, financial and agricultural                2           5
    Real estate                                         428         429
    Installment loans to individuals
                                                       ----         ----
      Total Non-accrual Loans                           430          434
                                                       ----         ----
      Total Non-Performing Loans                       $519         $483
                                                       ====         ====

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1997 and 1996.

(3) There were four loans on non-accrual status totaling approximately $428,000 at March 31, 1997, and five loans totaling approximately $434,000 at December 31, 1996.

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

         As of March 31, 1997, the Bank's classified loans consisted of $2,536,000 of loans classified as substandard. The Bank's $2,536,000 of loans classified as substandard consisted of $2,108,000 of performing loans and $428,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 1997, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1996.

         The reserve for probable loan and lease losses at March 31, 1997, was $750,000 or .79% of total loans and leases, as compared to $728,000 or .75% of total credits at December 31, 1996. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                      March 31,     December 31,
                                                        1997            1997
                                                      ---------     ------------
(Dollars in Thousands)
Allowance For Loan Losses
   Balance, Beginning of period                         $728            $783
                                                        ----            ----
   Charge-offs
        Commercial, financial and agricultural                           101
        Real estate construction
        Real estate mortgage                                             201
        Consumer loans                                    75             384
        Lease financing
                                                        ----            ----
           Total Charge-offs                              75             686
                                                        ----            ----
   Recoveries
        Commercial, financial and agricultural             6             102
        Real estate construction
        Real estate mortgage                               6
        Consumer loans                                    37             112
        Lease financing
                                                        ----            ----
           Total Charge-offs                              49             214
                                                        ----            ----
        Net Charge-offs/(Recoveries)                      26             472
                                                        ----            ----
        Provision/(Credit) Charged to Operations          48             417
                                                        ----            ----
        Balance, End of period                          $750            $728
                                                        ====            ====
        Net Charge-offs During the Period to Average
           Loans Outstanding During the Period Ended    0.03%           0.55%
                                                        ====            ====
        Allowance For Loan Losses to Total Losses       0.79%           0.75%
                                                        ====            ====

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

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        a)    Exhibits:  Data Schedule


        b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 1997.


                                             VINEYARD NATIONAL BANK



                                             By: /s/ Soule Sensenbach
                                                ------------------------------
                                                     Soule Sensenbach
                                                     Corporate Secretary