Form 10-Q
period 1997-06-30
VINEYARD NATIONAL BANCORP
filed 1997-08-11
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997         Commission File No. 0-20862


                            VINEYARD NATIONAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)


             California                                        33-0309110
  (State of other jurisdiction of                             (IRS employer
   incorporation or organization)                         identification number)

        9590 Foothill Boulevard
      Rancho Cucamonga, California                                 91730
(Address of principal executive offices)                         (Zip Code)

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

         Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of June 30, 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       JUNE 30, 1997 AND DECEMBER 31, 1996



                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 1997 and December 31,1996............................................3

    Consolidated Statements of Income
    For the Six Months and Three Months Ended June 30, 1997 and 1996..............4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Six Months Ended June 30, 1997 and 1996...............................5

    Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1997 and 1996...............................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................10


                                     PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K....................................15

    Exhibit 27.  Data Schedule...................................................16

SIGNATURES.......................................................................17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                          ASSETS

                                                                      June 30,        December 31,
                                                                        1997              1996
                                                                    -------------     -------------
Cash and due from banks                                             $   6,304,011     $   7,619,307
Federal funds sold                                                      4,970,000
                                                                    -------------     -------------
                      Total Cash and Cash Equivalents                  11,274,011         7,619,307
                                                                    -------------     -------------
Interest-bearing deposits in other financial institutions                 594,000           396,000
Investment securities
      Available-for-sale                                                8,176,184         5,899,729
Loans, net of unearned income                                          93,630,149        97,276,964
Direct lease financing                                                     89,592           188,489
      Less:  Reserve for probable loan and lease losses                  (706,803)         (727,667)
                                                                    -------------     -------------
                                                                       93,012,938        96,737,786
Other real estate owned                                                   492,492           710,205
Bank premises and equipment                                             6,569,030         6,439,982
Accrued interest                                                          483,587           403,126
Cash surrender value of life insurance                                    845,556           845,556
Other assets                                                              496,375           471,995
                                                                    -------------     -------------
                      Total Assets                                  $ 121,944,173     $ 119,523,686
                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits
          Demand deposits                                              28,466,506        25,946,157
          Savings and NOW deposits                                     24,584,265        24,269,489
          Money market deposits                                        14,817,262        13,819,261
          Time deposits in denominations of $100,000 or more            6,803,903         9,425,758
          Other time deposits                                          37,614,743        33,142,124
                                                                    -------------     -------------
                      Total Deposits                                  112,286,679       106,602,789
          Federal funds purchased                                                         3,700,000
          Accrued employee salary benefits                                463,838           466,226
          Accrued interest and other liabilities                        1,137,250           903,259
                                                                    -------------     -------------
                      Total Liabilities                               113,887,767       111,672,274
                                                                    -------------     -------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000 shares,                  2,106,258         2,106,258
           no par value, issued and outstanding 1,862,643
           shares in 1997 and 1996
          Additional paid-in capital                                    3,306,684         3,306,684
          Retained earnings                                             2,635,597         2,433,463
          Valuation allowance for investments                               7,867             5,007
                                                                    -------------     -------------
                      Total Stockholders' Equity                        8,056,406         7,851,412
                                                                    -------------     -------------
                      Total Liabilities and Stockholders' Equity    $ 121,944,173     $ 119,523,686
                                                                    =============     =============


See accompanying notes to financial statements.                     Page 3 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996





                                                   Six Months Ended June 30,   Three Months Ended June 30,
                                                   -------------------------   ---------------------------
                                                      1997          1996          1997          1996
                                                   ----------    -----------   ----------    -------------
INTEREST INCOME
      Interest and fees on loans                   $4,426,956    $3,789,432    $2,213,568     $1,952,270
      Interest on Investment Securities
          Obligations of U.S. Government
           Agencies and Corporations                  167,017       353,576       106,668        190,314
          Interest on other securities                  4,913         4,895         2,460          2,449
      Interest on deposits                             12,721        19,332         7,288         11,715
      Interest on Federal funds sold                   97,566       110,741        65,252         67,705
      Direct lease financing income                     4,085        19,598         1,688          8,693
                                                   ----------    ----------    ----------     ----------
                      Total Interest Income         4,713,258     4,297,574     2,396,924      2,233,146
                                                   ----------    ----------    ----------     ----------
INTEREST EXPENSE
      Interest on savings deposits                    107,514       110,482        54,896         55,409
      Interest on NOW and money
       market deposits                                233,848       245,130       122,073        117,446
      Interest on time deposits in
       denominations of $100,000 or more              185,013       172,469        94,042         82,456
      Interest on other time deposits               1,029,505       810,288       522,781        461,440
      Interest on Federal funds purchased
       and other interest                               5,459           247                          115
                                                   ----------    ----------    ----------     ----------
                      Total Interest Expense        1,561,339     1,338,616       793,792        716,866
                                                   ----------    ----------    ----------     ----------
                      Net Interest Income           3,151,919     2,958,958     1,603,132      1,516,280
PROVISION FOR LOAN AND
LEASE LOSSES                                           47,782       116,300                      116,300
                                                   ----------    ----------    ----------     ----------
                      Net Interest Income After
                       Provision for Loan and
                       Lease Losses                 3,104,137     2,842,658     1,603,132      1,399,980
                                                   ----------    ----------    ----------     ----------



See accompanying notes to financial statements.                     Page 4 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                               Six Months Ended June 30,     Three Months Ended June 30,
                                              ---------------------------    ----------------------------
                                                  1997           1996            1997             1996
                                              -----------     -----------     -----------     -----------
OTHER INCOME
      Fees and service charges                $   809,024     $   886,640     $   412,462     $   442,022
      Net loss on sale of investment
       securities                                  (1,057)
      Other Income                                  8,010           4,501           4,560           2,748
                                              -----------     -----------     -----------     -----------
                      Total Other Income          815,977         891,141         417,022         444,770
                                              -----------     -----------     -----------     -----------
OTHER EXPENSES
      Salaries and employee benefits            1,748,184       1,817,899         845,756         906,221
      Occupancy expense of premises               313,211         505,544         155,040         233,300
      Furniture and equipment expenses            244,951         263,455         118,055         141,943
      Other expenses (Note #2)                  1,272,634       1,363,059         649,076         685,911
                                              -----------     -----------     -----------     -----------
                      Total Other Expenses      3,578,980       3,949,957       1,767,927       1,967,375
                                              -----------     -----------     -----------     -----------
INCOME/(LOSS) BEFORE
 INCOME TAXES                                     341,134        (216,158)        252,227        (122,625)
INCOME TAXES                                     (139,000)         (1,600)       (103,000)         (1,600)
                                              -----------     -----------     -----------     -----------
NET INCOME/(LOSS)                             $   202,134     $  (217,758)    $   149,227     $  (124,225)
                                              ===========     ===========     ===========     ===========
EARNINGS/(LOSS) PER SHARE OF
 COMMON STOCK (Note #3)                       $      0.11     $     (0.12)    $      0.08     $     (0.07)
                                              ===========     ===========     ===========     ===========




See accompanying notes to financial statements.                     Page 5 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                   Number of                    Additional                  Allowance
                                    Shares         Common        Paid-in       Retained        for
                                  Outstanding       Stock        Capital       Earnings     Investments
                                  -----------     ----------    ----------    ----------    -----------
Balance, January 1, 1996           1,862,643     $2,106,258    $3,306,684    $2,327,885    $   11,887
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                               (26,913)
      Net loss for
       the six months                                                          (217,758)
                                  ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1996             1,862,643     $2,106,258    $3,306,684    $2,110,127    $  (15,026)
                                  ==========     ==========    ==========    ==========    ==========

Balance, January 1, 1997           1,862,643      2,106,258     3,306,684     2,433,463         5,007
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                                 2,860
      Net income for
       the six months                                                           202,134
                                  ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1997             1,862,643     $2,106,258    $3,306,684    $2,635,597    $    7,867
                                  ==========     ==========    ==========    ==========    ==========


See accompanying notes to financial statements.                     Page 6 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 1997             1996
                                                                             ------------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                           $  3,830,417     $  4,875,502
        Service fees and other income received                                    816,456          878,393
        Financing revenue received under leases                                     4,085           19,598
        Interest paid                                                          (1,551,950)      (1,352,553)
        Cash paid to suppliers and employees                                   (3,256,090)      (3,790,198)
        Income taxes paid                                                          (1,600)          (1,600)
                                                                             ------------     ------------
                      Net Cash Provided By/(Used In) Operating Activities        (158,682)         629,142
                                                                             ------------     ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investment securities
         available-for-sale                                                     1,350,000
        Proceeds from sales of investment securities
         available-for-sale                                                     2,386,296        7,000,000
        Purchase of investment securities available-for-sale                   (5,980,652)      (7,756,729)
        Proceeds from maturities of deposits in other
         financial institutions                                                    99,000           99,000
        Purchase of deposits in other financial institutions                     (297,000)
        Net loans made to customers and principal collections
         of loans                                                               4,233,962       (9,669,145)
        Net decrease in leases to customers                                        98,897          185,217
        Net (increase)/decrease in other real estate owned                        210,547          (32,848)
        Recoveries on loans previously written off                                114,235           59,596
        Capital expenditures                                                     (385,789)      (3,193,391)
        Proceeds from sale of property, plant and equipment                                         69,403
                                                                             ------------     ------------
                      Net Cash Provided By/(Used In) Investing Activities       1,829,496      (13,238,897)
                                                                             ------------     ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase/(decrease) in demand deposits, NOW
         accounts savings accounts, and money market deposits                   3,833,126          (29,062)
        Net increase in certificates of deposit                                 1,850,764       10,741,435
        Decrease in Federal funds purchased                                    (3,700,000)
                                                                             ------------     ------------
                      Net Cash Provided By Financing Activities                 1,983,890       10,712,373
                                                                             ------------     ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            3,654,704       (1,897,382)
CASH AND CASH EQUIVALENTS, Beginning of year                                    7,619,307       10,018,749
                                                                             ------------     ------------
CASH AND CASH EQUIVALENTS, End of quarter                                    $ 11,274,011     $  8,121,367
                                                                             ============     ============



See accompanying notes to financial statements.                     Page 7 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                               1997          1996
                                                                             ---------     ---------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income/(Loss)                                                        $ 202,134     $(217,758)
                                                                             ---------     ---------
    Adjustments to Reconcile Net Income to
     Net Cash Provided By/(Used In) Operating Activities
        Depreciation and amortization                                          228,511       241,599
        Provision for probable credit losses                                    47,782       116,300
        Loss on sale of equipment                                                              5,821
        Loss on sale of other real estate owned                                  7,166        25,617
        Increase/(decrease) in taxes payable                                   137,400       (11,424)
        (Increase)/decrease in other assets                                    (24,380)      111,751
        Increase/(decrease) in unearned loan fees                             (770,027)      653,932
        Increase in interest receivable                                        (80,461)      (62,596)
        Increase/(decrease) in interest payable                                  9,389       (13,937)
        Increase/(decrease) in accrued expense and other liabilities            82,747      (220,163)
        Loss on sale of investments                                              1,057
                                                                             ---------     ---------
                      Total Adjustments                                       (360,816)      846,900
                                                                             ---------     ---------
                      Net Cash Provided By/(Used In) Operating Activities    $(158,682)    $ 629,142
                                                                             =========     =========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities                $   2,860     $ (26,913)
                                                                             =========     =========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


See accompanying notes to financial statements.                     Page 8 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1996, the Company was required to implement SFAS No. 123, "Stock Based Compensation", which changes the method disclosing the Company's stock-based compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and implemented SFAS No. 123 in its footnote disclosures.

Effective for years beginning after December 31, 1996, the Company was required to implement SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the six and three month periods ended June 30, 1997 and 1996:

                                                 Six Months Ended            Three Months Ended
                                                     June 30,                     June 30,
                                              ------------------------    ------------------------
                                                  1997         1996          1997          1996
                                              ----------    ----------    ----------    ----------
Data processing                               $  344,563    $  391,111    $  172,954    $  191,327
Marketing expenses                               192,218       150,842        87,875        82,719
Office supplies, postage and telephone           117,014       139,101        52,754        71,618
Professional expenses                            222,185       218,262       119,148       132,766
Bank insurance and assessments                   111,088        85,197        50,540        43,622
Other                                            285,566       378,546       165,805       163,859
                                              ----------    ----------    ----------    ----------
                      Total Other Expenses    $1,272,634    $1,363,059    $  649,076    $  685,911
                                              ==========    ==========    ==========    ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996


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

RESULTS OF OPERATIONS

           The Company incurred net income of $202,134 for the six months ended June 30, 1997, as compared to a net loss of $(217,758) for the same period in 1996. For the three month period ended June 30, 1997, the Company posted net income of $149,227 as compared to a net loss of $(124,225) for the same period in 1996.

NET INTEREST INCOME

           The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $193,000 or 6.5% in the six month period ended June 30, 1997, as compared to the same period in 1996. This increase was due primarily to a $416,000 increase in interest income and a $223,000 increase in interest expense. The Bank's net interest income increased $87,000 for the three month period ended June 30, 1997, compared to the same period for 1996. Interest income increased $163,000 and interest expense increased $77,000.

           The increase in interest income was attributable primarily to an increase in loan volume of commercial real estate loans. Outstanding loans and leases increased from June 30, 1996, to the period ended June 30, 1997, by $7,373,000 as a direct result of increased loan demand. During this period total deposits increased by $3,160,000. The deposit categories mix changed as demand deposits increased $311,000, savings and Now accounts decreased $1,910,000, money market accounts increased $971,000, time deposits in excess of $100,000 increased $923,000, and other time deposits increased $2,865,000. The net interest margin (net interest income expressed as a percentage of interest income) was 67 percent as compared to 69 percent in 1996.


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

           During the six month period ended June 30, 1997, a provision was made of $48,000 as compared to a provision of $116,000 for the same period in 1996. The net charge-offs on previously granted loans was approximately $69,000 for the six months ended June 30, 1997, as compared to net charge-offs of $240,000 for the same period in 1996.

           During the three month period ended June 30, 1997, no provision was made as compared to a provision of $116,000 for the same period in 1996. The net charge-offs on previously granted loans was approximately $43,000 for the three months ended June 30, 1997, as compared to net charge-offs of $172,000 for the three months ended June 30, 1996.

OTHER INCOME

           The decrease of $75,000 or 8%, in other income in the six month period ended June 30, 1997, as compared to 1996, was due primarily to the decrease in various other income accounts. The decrease of $28,000 or 6%, in other income in the three month period ended June 30, 1997, as compared to 1996, was due to a decrease in various other income accounts.

OTHER EXPENSES

           Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $371,000 or 9%, during the six month period ended June 30, 1997, as compared to the same period in 1996. The decrease in other expenses was primarily a result of decreases in salary and employee benefits, and data processing costs due to cost cutting measures taken by the Bank. In addition, occupancy expenses decreased as a result of the Bank purchasing the Main branch in 1996.

           The $199,000 or 10% decrease in other expenses during the three month period ended June 30, 1997, was affected by decreases in salaries and benefits, data processing, office supplies, postage, telephone and professional expenses due to the cost cutting measures taken by the Bank. Occupancy expense decreased as well due to the purchase of the Main branch.

FINANCIAL CONDITION AND LIQUIDITY

           During the six months ended June 30, 1997, the Company's assets increased by approximately $2.4 million or 2%, compared to December 31, 1996. The Company continued to have adequate cash resources with approximately $6,304,000 of cash held on deposit at other financial institutions, $8,176,000 of investment securities, and $4,970,000 in Federal Funds Sold at June 30, 1997. Liquidity was up and resulted in the increase in cash and cash equivalents of $3,700,000. The increased liquidity resulted primarily from the decrease in total non-liquid assets, an increase in total deposits, and an increase in federal funds sold. The Bank's investment portfolio contains $14,000 of unrealized losses on estimated fair values when compared to book values at June 30, 1997. Investment securities totaling $1,350,000 matured during the six month period ended June 30, 1996. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $339,000 at June 30, 1997.
All loans on non-accrual status are considered to be impaired.

           During the six months ended June 30, 1996, the Company acquired the corporate headquarters and main branch building. This resulted in an increase in Bank Premises of approximately $2,471,000.

           During the six months ended June 30, 1997, the increase in capital expenditures was mainly due to costs associated with a data processing conversion which occurred in July 1997. Additional costs of approximately $350,000 are anticipated in the third quarter of 1997 to complete the conversion.

           Total shareholders' equity increased from approximately $7,851,000 at December 31, 1996, to $8,056,000 at June 30, 1997, as a result of net income generated for the six months then ended and an increase in the valuation allowance for investment securities.

           The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of June 30, 1997, the Company had a ratio of capital to risk-weighted assets of 8.57%, a ratio of Tier 1 capital to risk-weighted assets of 7.87%, and a leverage capital ratio of 6.59%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

           The following table sets forth information regarding the Bank's non-performing loans at June 30, 1997 and December 31, 1996.

                                                              June 30,  December 31,
(Dollars in Thousands)                                          1997        1996
                                                              -------   -----------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                      $111       $ 49
                                                                ----       ----
                      Total Loans Past Due More Than 90 Days     111         49
                                                                ----       ----

Renegotiated Loans(2)                                            --         --
                                                                ----       ----

Non-accrual Loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                              5
          Real estate                                            339        429
          Installment loans to individuals
                                                                ----       ----
                      Total Non-accrual Loans                    339        434
                                                                ----       ----
                      Total Non-Performing Loans                $450       $483
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

(3) There were three loans on non-accrual status totaling approximately $339,000 at June 30, 1997, and five loans totaling approximately $434,000 at December 31, 1996.

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

           As of June 30, 1997, the Bank's classified loans consisted of $3,267,000 of loans classified as substandard. The Bank's $3,267,000 of loans classified as substandard consisted of $2,817,000 of performing loans and $450,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

           The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 1997, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1996.

           The reserve for probable loan and lease losses at June 30, 1997, was $707,000 or .75% of total loans and leases, as compared to $728,000 or .75% of total credits at December 31, 1996. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

           The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                      June 30,  December 31,
(Dollars in Thousands)                                 1997        1996
                                                      -------   -----------
Allowance For Loan Losses
      Balance, Beginning of period                     $728         $783
                                                       ----         ----
      Charge-offs
          Commercial, financial and agricultural                     101
          Real estate mortgage                                       201
          Consumer loans                                183          384
                                                       ----         ----
                      Total Charge-offs                 183          686
                                                       ----         ----
      Recoveries
          Commercial, financial and agricultural         16          102
          Real estate mortgage                            6
          Consumer loans                                 92          112
                                                       ----         ----
                      Total Charge-offs                 114          214
                                                       ----         ----
Net Charge-offs                                          69          472
                                                       ----         ----
Provision Charged to Operations                          48          417
                                                       ----         ----
Balance, End of period                                 $707         $728
                                                       ====         ====
Net Charge-offs During the Period to Average Loans
 Outstanding During the Period Ended                   0.03%        0.55%
                                                       ====         ====
Allowance For Loan Losses to Total Losses              0.75%        0.75%
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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:  Data Schedule


         b)    Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of August 1997.

                                       VINEYARD NATIONAL BANK



                                       By: /s/ Soule Sensenbach
                                          -------------------------------
                                          Soule Sensenbach
                                          Corporate Secretary