Form 10-Q
period 1997-09-30
VINEYARD NATIONAL BANCORP
filed 1997-11-07
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997    Commission File No. 0-20862


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

       Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of September 30, 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY




                               TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    September 30, 1997 and December 31, 1996...................................3

    Consolidated Statements of Income
    For the Nine Months and Three Months Ended September 30, 1997 and 1996.....4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Nine Months Ended September 30, 1997 and 1996......................6

    Consolidated Statements of Cash Flows
    For the Nine Months Ended September 30, 1997 and 1996......................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................11


                                    PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................15

    Signatures................................................................16

    Exhibit 27.  Data Schedule................................................17


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                              ASSETS
                                                                      September 30,     December 31,
                                                                          1997             1996
                                                                      -------------    -------------
Cash and due from banks                                               $   7,026,509    $   7,619,307
Federal funds sold                                                        1,725,000
                                                                      -------------    -------------
                    Total Cash and Cash Equivalents                       8,751,509        7,619,307
Interest-bearing deposits in other financial institutions                                    396,000
Investment securities
      Available-for-sale                                                  8,201,178        5,899,729

Loans, net of unearned income                                            91,770,587       97,276,964
Direct lease financing                                                       27,865          188,489
      Less:  Reserve for probable loan
       and leases losses                                                   (677,267)        (727,667)
                                                                      -------------    -------------
                                                                         91,121,185       96,737,786
Other real estate owned                                                     492,492          710,205
Bank premises and equipment                                               6,720,697        6,439,982
Accrued interest                                                            628,589          403,126
Cash surrender value of life insurance                                      895,556          845,556
Other assets                                                                422,113          471,995
                                                                      -------------    -------------
                    Total Assets                                      $ 117,233,319    $ 119,523,686
                                                                      =============    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
          Demand deposits                                                31,746,168       25,946,157
          Savings and NOW deposits                                       25,538,530       24,269,489
          Money market deposits                                          12,974,806       13,819,261
          Time deposits in denominations
           of $100,000 or more                                            7,623,750        9,425,758
          Other time deposits                                            29,904,389       33,142,124
                                                                      -------------    -------------
                                                                        107,787,643      106,602,789
          Federal funds purchased                                                          3,700,000
          Accrued employee salary benefits                                  154,412          466,226
          Accrued interest and other liabilities                          1,205,303          903,259
                                                                      -------------    -------------
                  Total Liabilities                                     109,147,358      111,672,274
                                                                      -------------    -------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000
           shares, no par value, issued and outstanding
           1,862,643 shares in 1997 and 1996                              2,106,258        2,106,258
          Additional paid-in capital                                      3,306,684        3,306,684
          Retained earnings                                               2,655,065        2,433,463
          Valuation allowance for investments                                17,954            5,007
                                                                      -------------    -------------
                  Total Stockholders' Equity                              8,085,961        7,851,412
                                                                      -------------    -------------
                  Total Liabilities and Stockholders' Equity          $ 117,233,319    $ 119,523,686
                                                                      =============    =============


See accompanying notes to financial statements.                    Page 3 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                               Nine Months Ended September 30,  Three Months Ended September 30,
                                                               -------------------------------  --------------------------------
                                                                  1997             1996             1997             1996
                                                               -----------      -----------      -----------      -----------
INTEREST INCOME
      Interest and fees on loans                               $6,546,419       $5,936,823       $2,233,733       $2,147,391
      Interest on Investment Securities
          Obligations of U.S. Government Agencies
           and Corporations                                       285,264          512,448          118,247          158,872
          Obligations of State and Political Subdivisions
          Interest on other securities                              7,373            7,343            2,460            2,448
      Interest on deposits                                         17,398           27,173            4,677            7,841
      Interest on Federal funds sold                              137,614          139,136           40,048           28,395
      Direct lease financing income                                 4,607           26,369              522            6,771
                                                              -----------      -----------      -----------      -----------
                    Total Interest Income                       6,998,675        6,649,292        2,399,687        2,351,718
                                                              -----------      -----------      -----------      -----------
INTEREST EXPENSE
      Interest on savings deposits                                162,616          166,414           55,102           55,932
      Interest on NOW and money market deposits                   354,664          403,764          120,816          158,634
      Interest on time deposits in denominations
       of $100,000 or more                                        278,745          254,716           93,732           82,247
      Interest on other time deposits                           1,502,470        1,255,651          472,965          445,363
      Interest on Federal funds purchased
       and other interest                                           5,550              620               91              373
                                                              -----------      -----------      -----------      -----------
                    Total Interest Expense                      2,304,045        2,081,165          742,706          742,549
                                                              -----------      -----------      -----------      -----------
                    Net Interest Income                         4,694,630        4,568,127        1,656,981        1,609,169
PROVISION FOR LOAN AND LEASE LOSSES                               (78,782)        (333,900)         (31,000)        (217,600)
                                                              -----------      -----------      -----------      -----------
                    Net Interest Income After Provision
                      for Loan and Lease Losses                 4,615,848        4,234,227        1,625,981        1,391,569
                                                              -----------      -----------      -----------      -----------


See accompanying notes to financial statements.                    Page 4 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                              Nine Months Ended September 30,   Three Months Ended September 30,
                                                              -------------------------------   ---------------------------------
                                                                  1997             1996            1997             1996
                                                              -----------      -----------      -----------      -----------
Other Income
      Fees and service charges                                $ 1,187,886      $ 1,366,882      $   378,862      $   480,242
      Net gain/(loss) on sale of
       investment securities                                       (1,057)              23               --               23
      Other Income                                                 43,493            7,812           35,483            3,311
                                                              -----------      -----------      -----------      -----------
                    Total Other Income                          1,230,322        1,374,717          414,345          483,576
                                                              -----------      -----------      -----------      -----------
Other Expenses
      Salaries and employee benefits                            2,692,134        2,698,178          943,950          880,279
      Occupancy expense of premises                               466,647          682,178          153,436          176,634
      Furniture and equipment expenses                            400,818          383,573          155,867          120,118
      Other expenses (Note #2)                                  1,916,969        1,956,655          644,335          593,596
                                                              -----------      -----------      -----------      -----------
                    Total Other Expenses                        5,476,568        5,720,584        1,897,588        1,770,627
                                                              -----------      -----------      -----------      -----------
Income/(Loss) Before Income Taxes                                 369,602         (111,640)         142,738          104,518
Income Taxes                                                     (148,000)          (1,600)         (62,000)
                                                              -----------      -----------      -----------      -----------
Net Income/(Loss)                                             $   221,602      $  (113,240)     $    80,738      $   104,518
                                                              ===========      ===========      ===========      ===========
Earnings/(Loss) Per Share of
                                                              ===========      ===========      ===========      ===========
 Common Stock (Note #3)                                       $      0.12      $     (0.06)     $      0.04      $      0.06
                                                              ===========      ===========      ===========      ===========


See accompanying notes to financial statements.                     Page 5 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                Valuation
                                    Number of                     Additional                    Allowance
                                      Shares        Common         Paid-in        Retained         for
                                   Outstanding       Stock         Capital        Earnings      Investments
                                   ----------      ----------     ----------     ----------     ----------
Balance, January 1, 1996            1,862,643      $2,106,258     $3,306,684     $2,327,885        $11,887
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                                    (11,470)
      Net loss for
       the nine  months                                                            (113,240)
                                   ----------      ----------     ----------     ----------     ----------
Balance, September 30, 1996         1,862,643      $2,106,258     $3,306,684     $2,214,645           $417
                                   ==========      ==========     ==========     ==========     ==========

Balance, January 1, 1997            1,862,643      $2,106,258     $3,306,684     $2,433,463         $5,007
      Change in net unrealized
       gain on investment
       securities available-
       for-sale                                                                                     12,947
      Net income for
       the nine  months                                                             221,602
                                   ----------      ----------     ----------     ----------     ----------
Balance, September 30, 1997         1,862,643      $2,106,258     $3,306,684     $2,655,065        $17,954
                                   ==========      ==========     ==========     ==========     ==========



See accompanying notes to financial statements.                     Page 6 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     1997             1996
                                                                 ------------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                               $  5,241,102     $  8,003,099
        Service fees and other income received                      1,231,378        1,373,587
        Financing revenue received under leases                         4,607           26,369
        Interest paid                                              (2,591,650)      (1,974,108)
        Cash paid to suppliers and employees                       (4,959,292)      (5,411,061)
        Income taxes paid                                              (5,000)          (1,600)
                                                                 ------------     ------------
        Net Cash Provided By/(Used In) Operating Activities        (1,078,855)       2,016,286
                                                                 ------------     ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investment securities
         available-for-sale                                         2,350,000
        Proceeds from sales of investment securities
         available-for-sale                                         2,386,296       11,875,713
        Purchase of investment securities available-for-sale       (6,983,161)      (7,756,729)
        Proceeds from maturities of deposits in other
         financial institutions                                       693,000          396,000
        Purchase of deposits in other financial institutions         (297,000)        (198,000)
        Net loans made to customers and principal collections
         of loans                                                   6,729,897      (17,741,126)
        Net decrease in leases to customers                           160,624          298,302
        Net (increase)/decrease in other real estate owned            210,547         (149,056)
        Recoveries on loans previously written off                    141,479          177,870
        Capital expenditures                                         (699,454)      (3,259,313)
        Proceeds from sale of property, plant and equipment            33,975          110,793
                                                                 ------------     ------------
        Net Cash Provided By/(Used In) Investing Activities         4,726,203      (16,245,546)
                                                                 ------------     ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in demand deposits, NOW
         accounts, savings accounts, and money market
         deposits                                                   6,224,597          789,240
        Net increase/(decrease) in certificates of deposit         (5,039,743)      11,318,775
        Decrease in Federal funds purchased                        (3,700,000)
                                                                 ------------     ------------
        Net Cash Provided By/(Used In) Financing Activities        (2,515,146)      12,108,015
                                                                 ------------     ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                1,132,202       (2,121,245)
CASH AND CASH EQUIVALENTS, Beginning of year                        7,619,307       10,018,749
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, End of quarter                        $  8,751,509     $  7,897,504
                                                                 ============     ============



See accompanying notes to financial statements.                     Page 7 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                     1997             1996
                                                                 -----------     -----------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income/(Loss)                                            $   221,602     $  (113,240)
                                                                 -----------     -----------
    Adjustments to Reconcile Net Income to
     Net Cash Provided By/(Used In) by Operating Activities
        Depreciation and amortization                                351,442         396,690
        Provision for probable credit losses                          78,782         333,900
        Loss on sale of equipment                                          0          (1,178)
        Loss on sale of other real estate owned                        7,166          26,127
        Increase/(decrease) in taxes payable                         143,000         (11,424)
        Decrease in other assets                                       4,882          89,480
        Increase/(decrease) in unearned loan fees                 (1,494,180)      1,361,956
        (Increase)/decrease in interest receivable                  (225,463)          1,875
        Increase/(decrease) in interest payable                     (287,605)         107,05
        Increase/(decrease) in accrued expense and other
          liabilities                                                120,462        (174,935)
        (Gain)/loss on sale of investments                             1,057             (22)
                                                                 -----------     -----------
                Total Adjustments                                 (1,300,457)      2,129,526
                                                                 -----------     -----------
         Net Cash Provided by/(Used In) Operating Activities     $(1,078,855)    $ 2,016,286
                                                                 ===========     ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities    $    12,947     $   (11,470)
                                                                 ===========     ===========




DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


See accompanying notes to financial statements.                     Page 8 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. Fur further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1996, the Company was required to implement SFAS No. 123, "Stock Based Compensation," which changes the method of disclosing the Company's stock-based compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and implemented SFAS No. 123 in its footnote disclosures.

Effective for years beginning after December 31, 1996, the Company was required to implement SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1997 AND 1996

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the nine and three month periods ended September 30, 1997 and 1996:

                                     Nine Months Ended      Three Months Ended
                                       September 30,          September 30,
                                  ------------------------ ---------------------
                                     1997        1996        1997       1996
                                  ----------- ------------ ---------- ----------
Data processing                   $  548,221   $  573,313   $203,658   $182,202
Marketing expenses                   267,197      226,635     74,979     75,793
Office supplies, postage
 and telephone                       256,138      292,631    139,124    153,530
Professional expenses                368,903      300,535    146,718     82,273
Bank insurance and assessments       142,041      121,082     30,953     35,885
Other                                334,469      442,459     48,903     63,913
                                  ----------- ------------ ---------- ----------
          Total Other Expenses    $1,916,969   $1,956,655   $644,335   $593,596
                                  =========== ============ ========== ==========

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


RESULTS OF OPERATIONS

         The Company incurred net income of $221,602 for the nine months ended September 30, 1997, as compared to a net loss of $113,240 for the same period in 1996.

NET INTEREST INCOME

         The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $126,000 or 2.7% in the nine month period ended September 30, 1997, as compared to the same period in 1996. This increase was due primarily to a $349,000 increase in interest income and a $223,000 increase in interest expense. The net change was substantially a result of the increases in interest on loans and interest on other time deposits.

         Outstanding loans and leases decreased during the nine month period ended September 30, 1997, by $5,667,000 as a direct result of loans being paid off. During this period total deposits increased by $1,185,000. The deposit mix changed significantly as demand deposits increased by $5,800,000, money market accounts decreased $844,000, savings and NOW accounts decreased by $1,269,000, time deposits in excess of $100,000 decreased $1,802,000, and other time deposits increased $3,238,000. The net interest margin (net interest income expressed as a percentage of interest income) was 67 percent in 1997 as compared to 69 percent in 1996.

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

         During the nine month period ended September 30, 1997, a provision was made of $79,000 as compared to $334,000 for the same period in 1996. The net charge-offs on previously granted loans was approximately $130,000 for the nine months ended September 30, 1997, as compared to net charge-offs of $399,000 for the same period in 1996.

         During the three month period ended September 30, 1997, a provision was made of $31,000 as compared to $218,000 for the same period in 1996. The net charge-offs on previously granted loans was approximately $61,000 for the three months ended September 30, 1997, as compared to net charge-offs of $159,000 for the same period in 1996.

OTHER INCOME

         The decrease of $144,000 or 11%,in other income in the nine month period ended September 30, 1997, as compared to 1996, was due primarily to the decrease in fees and service charges. The decrease of $69,000 or 14% in the three month period ended September 30, 1997, as compared to 1996, was due primarily to the decrease in fees and service charges as well.

OTHER EXPENSES

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $244,000 or 4%, during the nine month period ended September 30, 1997, as compared to the same period in 1996. The decrease in other expenses was primarily a result of occupancy expenses decreasing as a result of the Bank purchasing the Main branch in 1996.

         The $127,000 or 7% increase in other expenses during the three month period ended September 30, 1997, was affected by increases in furniture and equipment expenses, data processing and professional expenses. During the third quarter the Bank converted to a new data processing system which increased third quarter expenses.


FINANCIAL CONDITION AND LIQUIDITY

         During the nine months ended September 30, 1997, the Company's assets decreased by approximately $2.3 million or 2%, compared to December 31, 1996. The Company continued to have adequate cash resources with approximately $7,027,000 of cash held on deposit at other financial institutions, $8,201,000 of investment securities, and $1,725,000 in Federal Funds Sold at September 30, 1997. The Bank's investment portfolio contains $18,000 of unrealized gains on estimated fair values when compared to book values at September 30, 1997. Investment securities totaling $2,350,000 matured during the nine month period ended September 30, 1997. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $329,000 at September 30, 1997. All loans on non-accrual status are considered to be impaired.

         During the nine months ended September 30, 1996, the Company acquired the corporate headquarters and main branch building. This resulted in an increase in Bank Premises of approximately $2,471,000.

         During the nine months ended September 30, 1997, the increase in capital expenditures was mainly due to costs associated with a data processing conversion which occurred in July, 1997.

         Total shareholders' equity increased from approximately $7,851,000 at December 31, 1996, to $8,086,000 at September 30, 1997, as a result of net income generated for the nine months then ended and an increase in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of September 30, 1997, the Company had a ratio of capital to risk-weighted assets of 8.84%, a ratio of Tier 1 capital to risk-weighted assets of 8.15%, and a leverage capital ratio of 6.89%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.


RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 1997, reflected an amount which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1996.

         The reserve for probable loan and lease losses at September 30,1997, was $677,000 or .74% of total loans and leases, as compared to $728,000 or .75% of total credits at December 31, 1996. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                         September 30,   December 31,
(Dollars in Thousands)                                       1997           1996
                                                         ------------    ------------
Allowance for Loan Losses                                 $    728       $    783
                                                          --------       --------
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and agricultural                34            101
          Real estate mortgage                                                201
          Consumer loans                                       237            384
                                                          --------       --------
                             Total Charge-Offs                 271            686
                                                          --------       --------
     Recoveries
          Commercial, financial and agricultural                17            102
          Real estate mortgage                                   6
          Consumer loans                                       118            112
                                                          --------       --------
                             Total Recoveries                  141            214
                                                          --------       --------
Net Charge-Offs                                                130            472
Provision Charged to Operations                                 79            417
                                                          --------       --------
Balance, End of period                                    $     67       $    728
                                                          ========       ========

Net Charge-Offs During the Period to Average
 Loans Outstanding During the Period Ended                    0.03%          0.55%
                                                          ========       ========

Allowance for Loan Losses to Total Loans                      0.74%          0.75%
                                                          ========       ========




         The Bank adopted SFAS No. 114 (as amended by SAFS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)    Exhibits:  Data Schedule


       b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 1997.


                                      VINEYARD NATIONAL BANK



                                      By: /s/ Soule Sensenbach
                                          ----------------------------
                                              Soule Sensenbach
                                              Corporate Secretary