Form 10-K405
period 1997-12-31
VINEYARD NATIONAL BANCORP
filed 1998-03-30
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    -----------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission File No. 0-20862

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

                           Common Stock, no par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of December 31, 1997, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $7,610,000. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

       1,862,643 shares of Common Stock of the registrant were outstanding at February 28, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed on or before April 30, 1998, are incorporated by reference in Part III of this Form 10-K.



This Report includes a total of 70 pages.
Exhibit Index appears on page 69.                                   Page 1 of 70

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

       VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

       As of December 31, 1997, the Company had total consolidated assets of approximately $112 million, total consolidated net loans of approximately $88 million, total consolidated deposits of approximately $102 million and total stockholders' equity of approximately $8.3 million.

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

DEPOSITS OF VINEYARD NATIONAL BANK

       Deposits represent the Bank's primary source of funds. As of December 31, 1997, the Bank had approximately 5,894 demand deposit accounts representing aggregate deposits of approximately $29,455,000 with an average account balance of $4,997, approximately 2,516 accounts representing approximately $28,451,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $11,308, approximately 3,263 accounts representing approximately $9,280,000 in savings deposits with an average account balance of $2,844 and approximately 1,961 accounts representing approximately $34,555,000 in time deposits ("TCD's") with an average account balance of $17,621. Of the total deposits at December 31, 1997, $7,523,000 were in the form of TCD's in denominations greater than $100,000 and $2,198,000 were municipal and other governmental deposits, both time and demand.

       During the 12 months ended December 31, 1997, average demand deposits increased by approximately $1,842,000 or 7%, and "NOW", super "NOW" and money market checking accounts decreased by approximately $2,589,000 or 8%. Average savings deposits decreased by approximately $163,000 or 2%, while average time deposits decreased by approximately $2,614,000 or 7%, including an increase of $1,223,000 in average time certificates of deposits of $100,000 or more.

       Although there are some public depositors that carry large short-term deposits with the Bank, the Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposits balances, but makes the Bank less subject to the adverse effects which result from the loss of a substantial depositor. At December 31, 1997, no individual, corporate or public depositor accounted for more than approximately 2% of the Bank's total deposits, and the five largest deposit accounts collectively represented 5% of total deposits.

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


(Dollars in Thousands)                                                          Year Ended December 31,
                                                                              1997                      1996
                                                                     ----------------------    -----------------------
                                                                      Average     Percent       Average      Percent
Assets                                                                Balance     of Total      Balance      of Total
                                                                     ---------    ---------    ---------     ---------
      Investment Securities
          Taxable                                                    $   6,478        5.5      $  11,220        9.7
      Federal funds sold                                                 3,409        2.9          3,467        3.0
      Due from banks-time deposits                                         278        0.2            669        0.6
      Loans                                                             92,963       78.9         85,216       73.4
      Direct lease financing                                                79        0.1            394        0.3
      Reserve for loan and lease losses                                   (715)      (0.6)          (715)      (0.6)
                                                                     ---------      -----      ---------      -----
                      Net Loans and Leases                              92,327       78.4         84,895       73.1
                                                                     ---------      -----      ---------      -----
                      Total Interest Earning Assets                    102,492       87.0        100,251       86.4
      Cash and non-interest earning deposits                             6,417        5.4          6,865        5.9
      Net premises, furniture and equipment                              6,444        5.5          5,675        4.9
      Other assets                                                       2,410        2.1          3,263        2.8
                                                                     ---------      -----      ---------      -----
                      Total Assets                                   $ 117,763      100.0      $ 116,054      100.0
                                                                     =========      =====      =========      =====
Liabilities and Stockholders' Equity
      Savings deposits (1)                                              39,118       33.2         41,877       36.1
      Time deposits                                                     40,858       34.7         38,550       33.2
      Short-term borrowings                                                107        0.1             38        0.0
                                                                     ---------      -----      ---------      -----
                      Total Interest-bearing Liabilities                80,083       68.0         80,465       69.3
      Demand deposits                                                   28,264       24.0         26,422       22.8
      Other liabilities                                                  1,369        1.2          1,472        1.3
                                                                     ---------      -----      ---------      -----
                      Total Liabilities                                109,716       93.2        108,359       93.4
Stockholders' Equity                                                     8,047        6.8          7,695        6.6
                                                                     ---------      -----      ---------      -----
                      Total Liabilities and Stockholders' Equity     $ 117,763      100.0      $ 116,054      100.0
                                                                     =========      =====      =========      =====


1 Includes Savings, NOW, Super NOW and Money Market Accounts.

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

(Dollars in Thousands)                                                      1997                           1996
----------------------                                       -------------------------------    ------------------------------
                                                             Average                 Average    Average                Average
Earning Assets                                               Balance      Interest    Yield     Balance      Interest    Yield
                                                             --------     --------    ------    --------     --------  -------
      Investment Securities
          U.S. Treasury (3)                                  $  4,108          239     5.8%     $  6,430          370     5.8%
          U.S. Government agencies (3)                          2,171          126     5.8%        4,408          249     5.6%
          Municipal agencies (1)
          Other securities                                        182           10     5.5%          376           10     2.7%
                                                             --------     --------              --------     --------
                      Total Investment Securities               6,461          375     5.8%       11,214          629     5.6%
      Federal funds sold                                        3,409          185     5.4%        3,467          179     5.2%
      Due from banks - time deposits                              278           17     6.1%          669           35     5.2%
      Loans (2)                                                92,963        8,631     9.3%       85,216        8,137     9.5%
      Lease financing (1)                                          79            7     8.9%          394           39     9.9%
                                                             --------     --------              --------     --------
                      Total Interest Earning Assets(1)       $103,190     $  9,215     8.9%     $100,960     $  9,019     8.9%
                                                             ========     ========              ========     ========
Interest Bearing Liabilities
      Domestic Deposits and Borrowed Funds
          Savings deposits (4)                                 39,118          685     1.8%       41,877          751     1.8%
          Time deposits                                        40,858        2,250     5.5%       38,550        2,108     5.5%
          Short-term borrowings                                   107            7     6.5%           38            2     5.3%
                                                             --------     --------              --------     --------
                      Total Interest Bearing Liabilities     $ 80,083     $  2,942     3.7%     $ 80,465     $  2,861     3.6%
                                                             ========     ========              ========     ========


       The table below shows the net interest earnings and the net yield on average earning assets (net of the reserves for probable loan losses).

(Dollars in Thousands)                                                     1997                 1996
                                                                          -------              -------
Total interest income (1, 2)                                           $    9,215         $      9,019
Total interest expense (5)                                                  2,942                2,861
Total interest earnings (1, 2)                                              6,273                6,158
Total average earning assets                                              102,475              100,245
Net yield on average earning assets (1, 2)                                    6.1%                 6.1%
Net yield on average earning assets (excluding loan fees) (1, 2)              5.5%                 5.6%


1 Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 25.0 percent for 1997 and 21.0 percent for 1996.

2 Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for probable loan losses of $715,000 in 1997 and $715,000 in 1996. Loan fees of $590,000 in 1997 and $523,000 in 1996, are included in loan interest income. There were four non-accruing loans totaling approximately $229,000 at December 31, 1997 and four non-accruing loans totaling approximately $434,000 at December 31, 1996.

3 The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

4 Savings deposits includes savings, NOW, Super NOW and Money Market deposit accounts.

5 Includes Savings, NOW, Super NOW and Money Market Deposit Accounts, Time Deposits and Federal Funds Purchased.

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


(Dollars in Thousands)                            Investment     Federal                  Direct
                                                  Securities     Funds                    Lease        Time
                                                   Taxable       Sold        Loans (2)  Financing (1)  Deposits      Total
                                                    -----        -----        -----        -----        -----        -----
Interest Earned On:
1997 compared to 1996
      Increase/(decrease) due to:
          Volume changes                            $(277)       $  (3)       $ 699        $ (27)       $ (29)       $ 363
          Rate changes                                 23            9         (205)          (6)          12         (167)
                                                    -----        -----        -----        -----        -----        -----
                      Net Increase/(Decrease)       $(254)       $   6        $ 494        $ (33)       $ (17)       $ 196
                                                    =====        =====        =====        =====        =====        =====
Interest Earned On:
1996 compared to 1995
      Increase/(decrease) due to:
          Volume changes                            $(101)       $ (36)       $ 741        $ (60)       $  78        $ 622
          Rate changes                                (26)         (17)         (74)         (29)         (79)        (225)
                                                    -----        -----        -----        -----        -----        -----
                      Net Increase/(Decrease)       $(127)       $ (53)       $ 667        $ (89)       $  (1)       $ 397
                                                    =====        =====        =====        =====        =====        =====


1 Interest income includes the effects of tax equivalent adjustments on tax exempt securities using tax rates which approximate 25.0 percent for 1997 and 21.0 percent for 1996.

2 Includes an increase in loan fees of $67,000 in 1997 and an increase of $403,000 in 1996.

(Dollars in Thousands)                             Savings       Time      Short-term
                                                   Deposits     Deposits   Borrowings(3)   Total
                                                   --------     --------   -------------   -----
Interest Paid On:
1997 compared to 1996
      Increase/(decrease) due to:
          Volume changes                            $ (49)       $ 127        $   4        $  82
          Rate changes                                (17)          16            1            0
                                                    -----        -----        -----        -----
                      Net Increase/(Decrease)       $ (66)       $ 143        $   5        $  82
                                                    =====        =====        =====        =====
Interest Paid On:
1996 compared to 1995
      Increase/(decrease) due to:
          Volume changes                            $ (90)       $ 566        $   1        $ 477
          Rate changes                                  2          (18)                      (16)
                                                    -----        -----        -----        -----
                      Net Increase/(Decrease)       $ (88)       $ 548        $   1        $ 461
                                                    =====        =====        =====        =====

3      Short-term Borrowings consist of Federal Funds Purchased.

INVESTMENT PORTFOLIO

       The following table shows the book value of the portfolio of investment securities at the end of each of the past two years. The Bank accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.

(Dollars in Thousands)                                1997                  1996
                                                Available-for-Sale   Available-for-Sale
                                                ------------------   ------------------
U.S. Treasury                                        $2,993               $5,468
Federal agencies                                      1,512
Other securities                                        196                  432
                                                     ------               ------
                                                     $4,701               $5,900
                                                     ======               ======

          The following table shows the maturities of investment securities at December 31, 1997, and the weighted average yields of such securities.



(Dollars in Thousands)                                         After One But
                                  Within One Year            Within Five Years
                                 ------------------       ----------------------
                                 Available-for-Sale         Available-for-Sale
                                 ------------------       ----------------------
                                 Amount       Yield       Amount           Yield
                                 ------       -----       -----            -----
U.S. Treasury                   $2,497        5.91%       $     496        5.70%
U.S. Agencies                                                 1,512        6.15%
Other securities                   196        5.21%
                               -------                    --------
                                $2,693        5.86%       $   2,008        6.04%
                                ======                    =========


LOAN PORTFOLIO

          The following table sets forth the amount of loans outstanding for each of the past two years.


(Dollars in Thousands)                                       December 31,
----------------------                               --------------------------
                                                        1997             1996
                                                     ---------        ---------
Types of Loans
      Domestic
      Commercial, financial and agricultural         $  10,585        $   9,737
      Real estate construction                           1,960              830
      Real estate mortgage                              41,917           40,993
      Installment loans to individuals                  37,334           50,000
      Lease financing (1)                                   14              188
      All other loans (including overdrafts)                31              105
                                                     ---------        ---------
                                                        91,841          101,853
      Less:
          Unearned income                               (2,727)          (4,387)
          Reserve for loan and lease losses               (694)            (728)
                                                     ---------        ---------
                      Total                          $  88,420        $  96,738
                                                     =========        =========



1 Lease financing is net of unearned income of approximately $1,000 for 1997 and $16,000 for 1996.

       Real estate mortgage loans are comprised of construction loans, SFR's and commercial real estate loans which represent 3.5%, 6.6% and 36.2% of total loan commitments respectively. The growth of commercial real estate loans is the result of consistent promotions and competitive pricing.

       Installment loan concentrations remain in auto loans, both indirect and direct. The auto financing area exhibits a good diversity in customers and smaller loan totals. Indirect dealer loans represent approximately 52.4% of total installment loans and 18.5% of total loan commitments. Approximately 95.75% of all indirect loans are "A" paper. While the Bank goes to adequate lengths to assess its auto dealers, the risks are evident with this type of financing.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

          The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1997.


(Dollars in Thousands)                                                          Maturing
                                                                  -------------------------------------
                                                                   Within       One to       After
                                                                  One Year      Five Years   Five Years      Total
                                                                  -------       -------       -------       -------
Domestic
      Commercial, financial and agricultural                      $ 4,063       $ 4,935       $ 1,587       $10,585
      Real estate construction                                      1,883            77                       1,960
      Real estate mortgage                                          2,191         3,690        36,036        41,917
      Installment loans to individuals                              2,791        31,963         2,580        37,334
      Lease financing (net of unearned income)                         14             0                          14
      All other loans                                                  31             0                          31
                                                                  -------       -------       -------       -------
                      Total                                       $10,973       $40,665       $40,203       $91,841
                                                                  =======       =======       =======       =======

Loans and leases with predetermined interest rates                  4,334        35,597        17,127        57,058
Loans and leases with floating or adjustable interest rates         6,639         5,068        23,076        34,783
                                                                  -------       -------       -------       -------
                      Total                                       $10,973       $40,665       $40,203       $91,841
                                                                  =======       =======       =======       =======


ASSET/LIABILITY MANAGEMENT

          The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1997. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

          Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 38% of its total deposits at December 31, 1997, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.


(Dollars in Thousands)                         Three          Over Three      Over One
                                              Months          Through         Through         Over      Non-interest
                                              or Less         12 Months       Five Years    Five Years     Bearing         Total
                                              --------        --------        --------      --------       --------      --------
Assets
      Federal Funds Sold                      $  2,950                                                                    $  2,950
      Investment securities                                   $  2,497        $  2,008        $   181       $     15         4,701
      Net loans and leases                       4,800          34,089          35,597         17,127         (3,193)       88,420
      Noninterest-bearing assets                                                                              15,440        15,440
                                              --------        --------        --------       --------       --------      --------
                      Total Assets            $  7,750        $ 36,586        $ 37,605       $ 17,308       $ 12,262      $111,511
                                              ========        ========        ========       ========       ========      ========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                                            29,456        29,456
      Interest-bearing deposits                 51,731          18,205           2,349                                      72,285
      Other liabilities                                                                                        1,503         1,503
Stockholders' Equity                                                                                           8,267         8,267
                                              --------        --------        --------       --------       --------      --------
                      Total Liabilities and
                       Stockholders' Equity   $ 51,731        $ 18,205        $  2,349       $      -       $ 39,226      $111,511
                                              ========        ========        ========       ========       ========      ========

Interest Rate Sensitivity Gap                 $(43,981)       $ 18,381        $ 35,256       $ 17,308       $(26,964)     $      -
                                              ========        ========        ========       ========       ========      ========
Cumulative Interest Rate Sensitivity Gap      $(43,981)       $(25,600)       $  9,656       $ 26,964       $      -      $      -
                                              ========        ========        ========       ========       ========      ========


RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


(Dollars in Thousands)                                          December 31,
----------------------                                       -----------------
                                                               1997    1996
                                                             -------    ------
Accruing Loans More Than 90 Days Past Due (1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate                                        $  109
          Installment loans to individuals                      107      $  49
      Aggregate leases
Renegotiated loans (2)
Non-accrual loans (3)
      Aggregate loan amounts
          Commercial                                              28         5
          Real estate                                            201       429
                                                             -------    ------
                                                             $   445    $  483
                                                             =======    ======



1 Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

2 Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

3 There were four loans on non-accrual status approximately totaling $229,000 at December 31, 1997, and four loans totaling approximately $434,000 at December 31, 1996. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $26,000 in 1997 and $7,000 in 1996, respectively.

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

          As of December 31, 1997, the Bank's classified loans consist of $1,859,000 of loans classified as substandard and $17,000 of loans classified as doubtful. The Bank's $1,859,000 in loans classified as substandard consisted of $1,552,000 of performing loans and $337,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

          Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally charged off. All other loans are charged off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

          With the exception of these loans, management is not aware of any loans as of December 31, 1997, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

          The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.

(Dollars in Thousands)                                              December 31,
                                                                    ------------
                                                                 1997           1996
                                                               -------        -------
Loans and Leases Outstanding, Year-end(1)                      $89,114        $97,465
                                                               =======        =======
Average Amount of Loans and Leases Outstanding(1)              $93,042        $85,610
                                                               =======        =======

Loans and Lease Loss Reserve Balance, Beginning of year        $   728        $   783
                                                               -------        -------
Reserve on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                34            101
              Real estate -- construction
              Real estate --  mortgage                              14            201
              Consumer loans                                       309            384
              Lease financing
                                                               -------        -------
                                                                   357            686
                                                               -------        -------
      Foreign
                                                                   357            686
                                                               -------        -------
      Recoveries
          Domestic
              Commercial, financial and agricultural                18            102
              Real estate - construction
              Real estate - mortgage                                 6
              Consumer loans                                       156            112
              Lease financing
                                                               -------        -------
                                                                   180            214
                                                               -------        -------
      Foreign
                      Net Charge-offs                              177            472
                                                               -------        -------
      Additions/(Reductions) charged to operations                 144            417
                                                               -------        -------
Loan and Lease Loss Reserve Balance, End of year               $   695        $   728
                                                               =======        =======
Ratio of Net Charge-offs During the Year
 to Average Loans and Leases Outstanding During the Year          0.19%          0.55%
                                                               =======        =======
Ratio of Reserve for Loan Losses to Loans at Year-end             0.78%          0.75%
                                                               =======        =======

1      Net of unearned income

       The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of September 30, 1997.

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

          The Bank also maintains a program of periodic review of all existing loans. The Bank retains an outside consultant to review all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 1997, see "RISK ELEMENTS - Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

          The Bank accounts for impaired loans in accordance with SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is impaired when it is "probable" that the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. All loans identified as "impaired" are to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures at the Bank.

          Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more or when the loan is fully secured and in process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

          All loans on non-accrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for installment loans which are charged off after 120 days of delinquency. All other loans are generally charged off at such time the loan is classified loss.

          At December 31, 1997 and 1996, the Bank had loans amounting to approximately $229,000 and $434,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $354,000 and $508,000 for the year ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to these impaired loans amounted to approximately $8,000 and $66,000 at December 31, 1997 and 1996, respectively.

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

(Dollars in Thousands)                                      Year Ended December 31,
                                                 ----------------------------------------------
                                                          1997                   1996
                                                 ---------------------   ----------------------
                                                            Percent of               Percent of
                                                            Loans in                Loans in
                                                 Reserve      Each       Reserve      Each
                                                 for Loan  Category to   for Loan   Category to
                                                 Losses    Total Loans   Losses    Total Loans
                                                 ------    -----------   ------    -----------
Domestic
      Commercial, financial and agricultural       $ 20         9.5       $ 17         9.5
      Real estate                                    62        41.1        393        41.1
      Installment loans to individuals               64        49.2        156        49.2
      Lease financing                                           0.2                    0.2
Foreign
Unallocated Allowance                               549                    162
                                                   ----       -----       ----       -----
                      Total                        $695       100.0       $728       100.0
                                                   ====       =====       ====       =====

DEPOSITS

          The average amount of and the average rate paid on deposits is summarized below:


(Dollars in Thousands)                                  Year Ended December 31,
                                                ----------------------------------------------
                                                       1997                        1996
                                                -------------------      ---------------------
                                                 Average    Average      Average      Average
                                                 Balance      Rate       Balance       Rate
                                                 -------      ----       -------       ----
In Domestic Offices
      Noninterest bearing demand deposits       $ 28,264                 $ 26,422
      Savings deposits (1)                        39,118      1.8%         41,877         1.8%
      Time deposits                               42,858      5.5%         38,550         5.5%
                                                --------                 --------
                      Total Deposits            $110,240      2.7%       $106,849         2.7%
                                                ========                 ========

1      Includes Savings, NOW, Super NOW and Money Market Deposit Accounts.

          Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:


(Dollars In Thousands)                             December 31,
                                                       1997
                                                   --------
Three months or less                               $  3,276
Over three through 12 months                          4,147
Over one through five years                             100
                                                   --------
                                                   $  7,523
                                                   ========

RETURN ON EQUITY AND ASSETS

          The following table sets forth the ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).

                                            1997        1996
                                            ----        ----
Return on assets                            0.34%       0.10%
Return on equity                            5.02%       1.38%
Dividend payout ratio
Equity to asset ratio                       6.83%       7.03%


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

          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS - Supervision and Regulation."

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

          Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards." The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

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

          The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS - Supervision and Regulation Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

          Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

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

          The Comptroller has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

          At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. The Bank is not permitted to pay dividends to VNB without the prior written consent of the Comptroller.

          The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

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

          Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "ITEM 1. BUSINESS - Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. This standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or
(ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

          Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

          The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1997.

(Dollars in Thousands)                               December 31, 1997
                                              -----------------------------------
                                                                       Minimum
                                                      Actual          Capital
                                                 Amount     Ratio    Requirement
                                                 ------     -----    -----------
Leverage ratio                                $    8,244    7.29%      4.0%
Tier 1 risk-based ratio                            8,244    8.59%      4.0%
Total risk-based ratio                             8,939    9.32%      8.0%



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

                                         Assessment Rates Effective January 1, 1996 (*)
                                         ----------------------------------------------
                                              Group A       Group B       Group C
                                         --------------    ---------   -----------------
Well capitalized                                 0            3            17
Adequately capitalized                           3            10           24
Undercapitalized                                 10           24           27

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

ACCOUNTING CHANGES

          In June 1997, Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting )referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

EMPLOYEES

          At December 31, 1997, the Company had approximately 71 full-time and 29 part-time employees. Total full-time equivalent employees at December 31, 1997, were approximately 90. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

          Set forth below is certain information regarding the executive officers of the Company and the Bank:


              Name                            Position With Company                          Position With Bank
--------------------------------           -----------------------------                ------------------------------
      Steven R. Sensenbach                        President and                                 President and
                                             Chief Executive Officer                       Chief Executive Officer

      Robert J. Schoeffler                                                                Executive Vice President/
                                                                                         Senior Credit Administrator

        Soule Sensenbach                            Secretary                             Executive Vice President/
                                                                                           Chief Financial Officer

           Sara Ahern                                Cashier                          Executive Vice President/Cashier/
                                                                                           Director of Operations

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

       Mrs. Ahern was appointed as the Company's Cashier in November 1993. She has been with the Bank since June 1993, and is currently serving as Executive Vice President/Cashier/Director of Operations.


ITEM 2.  PROPERTIES

          The Company's executive offices are located at the Bank's main banking office at 9590 Foothill Boulevard, Rancho Cucamonga, California. During 1996, the Bank acquired the corporate headquarters and main branch building. This resulted in an increase in bank premises of approximately $2,471,000.

          The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar and Blue Jay offices are located under leases expiring in one years and three years, respectively. The Bank's total occupancy expense for 1997, excluding furniture and equipment expense, approximated $634,000. Management believes that the Bank's present facilities are adequate for its present purposes.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At December 31, 1997, the Company had approximately 681 shareholders.

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


                                               Sales Prices of
                                             Common Stock (1), (2)
                                                High      Low
                                           ------------  ------------
1996
      First Quarter                        $      4.13    $      3.50
      Second Quarter                              3.75           3.25
      Third Quarter                               3.38           3.25
      Fourth Quarter                              3.50           3.25

1997
      First Quarter                        $      3.63    $      3.50
      Second Quarter                              3.63           3.63
      Third Quarter                               4.50           3.63
      Fourth Quarter                              5.13           4.50

--------------
(1)  Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected financial data set forth below for the fiscal years ended December 31, 1997, 1996 and 1995, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1994 and 1993, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.


                                                                               Year Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                        1997            1996            1995            1994           1993
                                                   -------------   -------------   -------------   -------------   ------------
Interest Income                                    $   9,213,228   $   9,011,147   $   8,568,863   $   8,472,532   $  9,514,751
Interest Expense                                       2,942,507       2,860,834       2,399,588       1,919,004      2,481,123
Net Interest Income                                    6,270,721       6,150,313       6,169,275       6,553,528      7,033,628
(Provision)/Credit  for Loan and Lease Losses           (143,782)       (416,900)        429,000      (1,440,000)      (300,000)
Other Income                                           1,748,754       1,837,933       3,961,580       2,808,965      3,897,471
Other Expenses                                        (7,337,757)     (7,437,768)     (9,141,796)     (9,831,082)   (10,133,676)
                                                   -------------   -------------   -------------   -------------   ------------
Income/(Loss) Before Taxes                               537,936         133,578       1,418,059      (1,908,589)       497,423
Income Taxes                                            (133,800)        (28,000)       (584,254)        370,100       (144,800)
Income/(Loss) Before Cumulative Effect
 of Accounting Change                                    404,136         105,578         833,805      (1,538,489)       352,623
Cumulative Effect of Change in Accounting
 for Income Taxes                                                                                                       107,000
                                                   -------------   -------------   -------------   -------------   ------------
Net Income/(Loss)                                  $     404,136   $     105,578   $     833,805   $  (1,538,489)       459,623
                                                   =============   =============   =============   =============   ============
Earnings/(Loss) Per Share of Common Stock (1)
  Basic
    Income/(Loss) Before Cumulative Effect         $        0.22   $        0.06   $        0.45   $       (0.83)          0.19
    Cumulative Effect                                                                                                      0.06
                                                   -------------   -------------   -------------   -------------   ------------
    Net Income/(Loss)                              $        0.22   $        0.06   $        0.45   $       (0.83)          0.25
                                                   =============   =============   =============   =============   ============
  Diluted
    Income/(Loss) Before Cumulative Effect         $        0.21   $        0.06   $        0.44   $       (0.83)          0.19
    Cumulative Effect                                                                                                      0.06
                                                   -------------   -------------   -------------   -------------   ------------
    Net Income/(Loss)                              $        0.21   $        0.06   $        0.44   $       (0.83)          0.25
                                                   =============   =============   =============   =============   ============
Weighted Average Number of Shares (1)
  Basic                                                1,862,643       1,862,643       1,862,643       1,862,643      1,862,643
  Diluted                                              1,882,853       1,874,719       1,874,971       1,862,643      1,862,643
Stock Splits                                               --              --            6 for 5           --             --

Balance Sheet Data
      Assets                                       $ 111,510,812   $ 119,523,686   $ 107,559,133   $ 107,417,232   $120,646,469
                                                   =============   =============   =============   =============   ============
      Deposits                                     $ 101,741,356   $ 106,602,789   $  98,414,447   $  98,584,479   $111,186,106
                                                   =============   =============   =============   =============   ============
      Loans and Leases/(Net)                       $  88,419,559   $  96,737,786   $  77,287,938   $  83,786,866   $ 83,940,271
                                                   =============   =============   =============   =============   ============
      Stockholders' Equity                         $   8,266,503   $   7,851,412   $   7,752,714   $   6,860,144   $  8,446,305
                                                   =============   =============   =============   =============   ============

1 Retroactively adjusted for stock splits.

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

          For the year ended December 31, 1997, Vineyard National Bancorp on a consolidated basis reported Net Income of $404,000 compared to $106,000 and $834,000 in the comparable 1996 and 1995 periods. Basic Earnings Per Share were $0.22 compared to $0.06 in 1996 and $0.45 in 1995. Diluted Earnings Per Share were $0.21 compared to $0.06 in 1996 and $0.44 in 1995. Consolidated total assets at December 31, 1997 were $111,511,000 compared to $119,524,000 at December 31, 1996, down approximately 7%. Total deposits also decreased from $106,603,000 as of December 31, 1996 to $101,741,000 at year-end 1997.
Stockholders' equity was $8,267,000 at December 31, 1997, up from its $7,851,000 level a year earlier, owing primarily to net income of $404,000 for 1997. Also impacting stockholders' equity was the unrealized gain on securities available-for-sale of $16,000 which is up from the unrealized gain of $5,000 on securities available-for-sale at December 31, 1996.

          The reserve for probable loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $357,000 charged against it during 1997. Recoveries of loans previously charged-off amounted to $181,000 which were credited back to the reserve. A provision for probable loan and lease losses of $144,000 was recorded in 1997 compared to a provision of $417,000 in 1996 and a negative provision of $429,000 in 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME

          Net interest income represents the difference between interest and fees generated on all earning assets and interest paid on interest bearing liabilities which include customer deposits and borrowed funds. Net interest income for 1997 was $6,271,000, up from the $6,150,000 reported in 1996 and $6,169,000 reported in 1995. This represents an increase of 2.0% in 1997 and a decrease of 0.3% in 1996, respectively. The components of net interest income change in response to changes in rate, average balance and mix on both earning assets and liabilities.

          The increase in net interest income in 1997 from 1996 was due to the increase in interest income exceeding the increase in interest expense. Interest income increased $202,000 to $9,213,000 in 1997 from $9,011,000 in 1996 while interest expense increased $83,000 to $2,943,000 in 1997 from $2,860,000 in 1996. The resulting increase in net interest income can be attributed to a number of factors. First, the Bank's average interest-earning assets increased 2.2% from $100,960,000 in 1996 to $103,207,000 in 1997. This increase is mostly attributable to a 9.1% increase in average loans, the Bank's highest yielding asset. Average loans increased from $85,216,000 in 1996 to $92,963,000 in 1997. Average investment securities decreased from $11,214,000 in 1996 to $6,478,000 in 1997, average federal funds sold, the Bank's lowest yielding asset decreased from $3,467,000 in 1996 to $3,409,000 in 1997. Secondly, although the volume of interest earning assets was higher on average in 1997 than in 1996, the average yield earned on these assets increased only .1% from 8.9% in 1996 to 9.0% in 1997. Third, average interest-bearing liabilities decreased 3.3% from $80,465,000 in 1996 to $80,083,000 in 1997. This decrease is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 6.6% from $41,877,000 in 1998 to $39,118,000 in 1997 while time deposits, the Bank's highest interest paying deposit account, increased 6.0% from $38,550,000 in 1996 to 40,858,000 in 1997. This shift was due to the Bank offering higher time deposit rates in an effort to raise longer-term deposit levels. Fourth, the average yield paid on interest-bearing liabilities increased to 3.7% in 1997 from 3.6% in 1996.

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


(Dollars in Thousands)                                               1997                   1996
                                                   ------------------------    -----------------------------------------
                                                    Average                    Average    Average      Average
Assets                                              Balance       Interest      Yield     Balance      Interest    Yield
                                                   ---------      ---------      ---     ---------     ---------    -----
 Loans                                             $  92,963      $   8,720      9.4%    $  85,216     $   8,137    9.5%
 Lease financing                                          79              7      8.9%          394            31    7.9%
 Investment securities (3)                             6,461            375      5.8%       11,214           629    5.6%
 Federal funds sold                                    3,409            185      5.4%        3,467           179    5.2%
 Interest-earning deposits with
  other financial institutions                           278             17      6.1%          669            35    5.2%
                                                   ---------      ---------      ---     ---------     ---------    ---
     Total Interest-earning Assets                   103,190          9,304      9.0%      100,960         9,011    8.9%
                                                                  ---------      ---                   ---------    ---
Other Assets                                          15,271                                15,803
   Less: Allowance for Loan Losses                      (715)                                 (715)
                                                   ---------                             ---------
     Total Average Assets                          $ 117,746                             $ 116,048
                                                   =========                             =========
Liabilities and Shareholders' Equity
 Savings deposits                                     39,118            685      1.8%       41,877           751    1.8%
  Time deposits                                       40,858          2,250      5.5%       38,550         2,108    5.5%
  Other                                                  107              7      6.5%           38             2    5.3%
                                                   ---------      ---------      ---     ---------     ---------    ---
    Total Interest-bearing Liabilities                80,083          2,942      3.7%       80,465         2,861    3.6%
                                                                      -----      ---        ------         -----    ---
  Demand deposits                                     28,264                                26,422
  Other liabilities                                    1,362                                 1,469
Shareholders' equity                                   8,037                                 7,692
                                                       -----                                 -----
      Total Average Liabilities
     and Shareholders' Equity                      $ 117,746                             $ 116,048
                                                   =========                             =========
Net Interest Spread(1)                                                           5.3%                                5.3%
                                                                                 ===                                 ===
Net Interest Income and Net Interest Margin(2)                    $   6,362      6.2%                   $   6,150    6.1%
                                                                  =========      ===                    =========    ===




(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(Dollars in Thousands)                                                      1995
                                                              Average      Average
Assets                                                        Balance      Interest Yield
                                                              -------     ------      ---
      Loans                                                   $78,097     $7,470      9.6%
      Lease financing                                             928         75      8.1%
      Investment securities (3)                                12,976        756      5.8%
      Federal funds sold                                        4,156        232      5.6%
      Interest-earning deposits with
       other financial institutions                               568         36      6.3%
                                                              -------     ------      ---
                      Total Interest-earning Assets            96,725      8,569      8.9%
                                                                          ------      ---
Other Assets                                                   13,683
                      Less: Allowance for Loan Losses            (967)
                      Total Average Assets                   $109,441
                                                             ========
Liabilities and Shareholders' Equity
      Savings deposits                                         46,848        839      1.8%
      Time deposits                                            28,203      1,560      5.5%
      Other                                                         6          1     12.2%
                                                              -------     ------      ---
                      Total Interest-bearing Liabilities       75,057      2,400      3.2%
      Demand deposits                                          26,082     ------     -----
      Other liabilities                                         1,047
Shareholders' equity                                            7,255
                                                                -----
                      Total Average Liabilities
                       and Shareholders' Equity              $109,441
                                                             ========
Net Interest Spread(1)                                                                5.7%
                                                                                      ===
Net Interest Income and Net Interest Margin(2)                            $6,169      6.4%
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

(Dollars in Thousands)                                        1997 - 1996                   1996 - 1995
                                                       --------------------------    --------------------------
                                                       Volume     Rate      Total    Volume    Rate     Total
                                                        ----      ----      ----      ----     -----      ----
Increase/(Decrease) In
      Interest Income
          Loans (1)                                     $713     $(123)     $590      $741      $(74)     $667
          Leases (2)                                     (27)       (6)      (33)      (60)      (29)      (89)
          Investment securities (2)                     (277)       23      (254)     (101)      (26)     (127)
          Deposits                                       (29)       12       (17)       78       (79)       (1)
          Federal funds sold                              (3)        9         6       (36)      (17)      (53)
                                                        ----      ----      ----      ----     -----      ----
                                                         377       (85)      292       622      (225)      397
                                                        ----      ----      ----      ----     -----      ----
Increase/(Decrease) In
      Interest Expense
          Savings deposits                               (49)      (17)      (88)      (90)        2       (88)
          Time deposits                                  127        16       143       566       (18)      548
          Short-term borrowings                            4         1         5         1         1
                                                        ----      ----      ----      ----     -----      ----
                                                          82         0        82       477       (16)      461
                                                        ----      ----      ----      ----     -----      ----
                   Increase/(Decrease)
                    in Net Interest Income              $295      $(85)     $210      $145     $(209)     $(64)
                                                        ====      ====      ====      ====     =====      ====

(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $26,000 in 1997, $7,000 in 1996 and $39,000 in 1995.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 25.0% for 1997, 21.0% for 1996 and 41.2% for 1995.

PROVISION FOR PROBABLE LOAN AND LEASE LOSSES

          The provision for probable loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

          A provision for probable loan and lease losses of $144,000 was recorded in 1997. This is compared to a provision of $417,000 in 1996 and a negative provision of $(429,000) in 1995. The provision for loan and lease losses recorded in 1997 and 1996 is a result of management's assessment of the potential losses inherent in the loan portfolio. The decrease in the provision in 1995 was primarily a result of the receipt of a large recovery on a previously charged off loan and a substantial decrease in charge-offs recorded from 1994 to 1995. The need for additional provision for loan and lease losses in 1998 will be contingent upon management's on-going analysis of the adequacy of the reserve for probable loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

          During 1997, the Bank's non-accrual loans decreased from $434,000 to $229,000. For further information regarding charge-offs, non-performing and classified loans and the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "Financial Condition - Non-performing Loans" and "Reserve for probable Loan and Lease Losses."

NON-INTEREST INCOME

          Non-interest income for 1997 totaled $1,749,000 compared to $1,838,000 in 1996 and $3,962,000 in 1995. This represents a (4.9)% decrease during 1997, a (54.0)% decrease in 1996 and a 41.0% increase in 1995. The decrease during 1997 was due to a decrease in fees and service charges. The largest component of the decrease during 1996 was due to one-time revenues received in connection with the sale of the Bank's mortgage servicing rights. Income of $1,489,000 received from the sale of these rights was included in non-interest income during 1995. In addition, as a result of the sale of these rights, loan servicing income decreased $150,000 in 1996 and $300,000 in 1995.

          Other fee and service charge income decreased to $1,622,000 during 1997 from $1,750,000 in 1996 and $2,447,000 in 1995. The decrease in 1997 is mostly attributable to a decrease in fees received from the sale of real estate warehouse loans which decreased from $181,000 in 1996 to $80,000 in 1997. The decrease in 1996 is mostly attributable to the sale of certain assets and liabilities of its Victorville branch which occurred during 1995. Total assets sold were approximately $1,275,000, and total liabilities assumed by the buyer were approximately $4,104,000. The transaction resulted in a gain of approximately $23,000, which has been included in other income in 1995. The Bank is no longer operating the branch in Victorville.

NON-INTEREST EXPENSES

          Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expenses of premises, (iii) furniture and equipment expense and (iv) other expenses which include data processing costs, marketing expenses, professional expenses, office supplies, insurance and assessments and other loan and administrative expenses. Total non-interest expense for 1997 was $7,331,000 compared to $7,438,000 in 1996 and $9,142,000 in 1995. The decrease in 1997 was due to a decrease in occupancy expense which was offset by an increase in salaries and employee benefits. The decrease in 1996 was mostly due to the savings associated with no longer operating the Victorville branch. The savings from the sale of this branch were also reflected in the $711,000 decrease in other expense during 1996.

          Salaries and employees benefits totaled $3,672,000 in 1997 compared to $3,511,000 in 1996 and $3,991,000 in 1995. The increase was attributable in part to bonuses and raises paid to employees.

          Occupancy expense was $634,000 in 1997 compared to $814,000 in 1996 and $1,254,000 in 1995. The decrease in 1997 was mostly attributable to the elimination of lease payments due to the acquisition of the Bank's main branch building and administrative headquarters during 1996 and reductions in lease payments on the Diamond Bar Branch and the relocation of the Arrowhead branch to Blue Jay

          Other expenses were $2,471,000 in 1997 compared to $2,500,000 in 1996 and $3,210,000 in 1995. The largest fluctuations in other expenses during 1997 were a $72,000 decline in data processing costs, a $167,000 increase in professional expenses and a $81,644 decline in loan related expenses.

          Non-interest expense as a percentage of total income was 67% in 1997 as compared to 69% in 1996 and 73% in 1995.

INCOME TAXES

          Total income tax expense for 1997, 1996 and 1995 were $ 133,800, $28,000 and $584,000, respectively, which approximated 24.9%, 20.1% and 41.2% of pre-tax income, respectively.

FINANCIAL CONDITION

ASSETS

          Total consolidated assets decreased $8,013,000 or 6.7% to $111,511,000 as of December 31, 1997 from $119,524,000 as of December 31, 1996. The decrease in the Company's size is mostly attributable to an $8,318,000 decrease in net loans, which was offset by an increase in federal funds sold of $2,950,000 and decreases in investment securities and cash and due from banks of $1,198,000 and 1,215,000, respectively.

LOANS

          As noted above, the Company's loan portfolio has decreased by approximately $8,351,000 during the year ended December 31, 1997. This decrease was primarily due to a decrease in installment loans to individuals which decreased $12,666,000 from $50,000,000 in 1996 to $37,334,000 in 1997. This decrease also resulted in a $1,629,000 decrease in unearned income on installment loans. The decrease in installment loans was partially offset by a $1,130,000 increase in real estate construction loans, a $924,000 increase in real estate mortgage loans and an $848,000 increase in commercial, financial and agricultural loans. The Company's installment portfolio is comprised of predominantly auto loans, both indirectly and directly funded. Indirect auto loans represent approximately 52.5% and 70.2% of total installment loans at December 31, 1997 and 1996, respectively. Approximately 95.7% of all indirect loans are "A" paper. It is the Bank's intent to divest itself of indirect dealer installment loans.

NON-PERFORMING LOANS

          The following table sets forth information regarding the Bank's non-performing loans at year-end 1997 and 1996.


(Dollars in Thousands)                                          December 31,
                                                                ------------
                                                                1997    1996
                                                                ----    ----
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate                                           $109
          Installment loans to individuals                       107     $49
                                                                ----    ----
                      Total Loans Past Due More Than 90 Days     216      49
                                                                ----    ----
Renegotiated loans(2)                                            --      --
                                                                ----    ----
Non-accrual loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                  28       5
          Real estate                                            201     429
          Installment loans to individuals
                                                                ----    ----
                      Total Non-accrual Loans                    229     434
                                                                ----    ----
                      Total Non-performing Loans                $445    $483
                                                                ====    ====

---------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1997 and 1996.

(3) There were four loans on non-accrual status totaling approximately $229,000 at December 31, 1997, and five loans totaling approximately $434,000 at December 31, 1996.

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

               As of December 31, 1997, the Bank's classified loans consisted of $1,889,000 of loans classified as substandard and $17,000 of loans classified as doubtful. The Bank's $1,552,000 of loans classified as substandard consisted of $1,859,000 of performing loans and $337,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

          The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at December 31, 1997, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1997.

          The reserve for probable loan and lease losses at December 31, 1997, was $695,000 or .78%, of total loans and leases, as compared to $728,000 or
 .75%, of total credits at December 31, 1996. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

          The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(Dollars in Thousands)                              1997     1996
                                                    ----     ----
Allowance For Loan Losses
      Balance, Beginning of period                  $728     $783
                                                    ----     ----
      Charge-offs
          Commercial, financial and agricultural      34      101
          Real estate construction
          Real estate mortgage                        15      201
          Consumer loans                             308      384
          Lease financing
                                                    ----     ----
                      Total Charge-offs              357      686
                                                    ----     ----
      Recoveries
          Commercial, financial and agricultural      18      102
          Real estate construction
          Real estate mortgage                         6
          Consumer loans                             155      112
          Lease financing
                                                    ----     ----
                      Total Charge-offs              179      214
                                                    ----     ----
Net Charge-offs                                      178      472
Provision Charged to Operations                      144      417
                                                    ----     ----
Balance, End of period                              $694     $728
                                                    ====     ====
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                        0.19%    0.55%
                                                    ====     ====
Allowance For Loan Losses to Total Losses           0.78%    0.75%
                                                    ====     ====

          The Bank accounts for impaired loans in accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

INVESTMENT SECURITIES

          The Company's investment portfolio primarily consists of U.S. Treasury Securities. As of December 31, 1997, the Company categorized their investment securities as available-for-sale (which requires continual mark to market adjustments to the Company's capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to-maturity.

          The Company had unrealized gains of $28,000 and $9,000 in 1997 and 1996, respectively, and no unrealized losses for the same corresponding periods. The Company generated gains of $2,000 during 1997 and 1996 and losses of $8,000 on sales of investment securities during 1995.

          In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and securities are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, reported as a separate component of stockholders' equity.

SOURCES OF FUNDS

          The Bank primarily funds its assets with deposits. Total deposits at December 31, 1997 were $101,741,000 compared with $106,603,000 in 1996. The
$4,862,000 decrease represents an 4.6% decrease. The mix of the Bank's deposits showed wide fluctuations with an increase in savings and NOW deposits of $1,293,000 or 5.3%, a decrease in money market deposits of $1,651,000 or 11.9%, an increase in demand deposits of $3,509,000 or 13.5%, a decrease in time deposits in denominations of $100,000 or more of $1,903,000 or 20.2% and a decrease in other time deposits of $6,110,000 or 18.4%. The decreases in time deposits in denominations of $100,000 or more and in other time deposits represents the run-off from time deposits that were last offered in early 1997 at approximately 60 basis points above local market rates. The increase in demand deposits was a result of the Bank's effort to increase core deposits and improve liquidity.

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

          The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. Vineyard National Bank had liquid assets (cash, deposits in other financial institutions and investment securities) as a percent of total deposits and borrowed funds of 14% and 13% as of December 31, 1997 and 1996 respectively. The Bank's loan to deposit ratio was 87% and 91% as of December 31, 1997 and 1996. This means that there are more deposits invested in the loan portfolio, which tends to be a less liquid asset than a typical investment security. The Bank's policy is to strive for a loan to deposit ratio between 70% and 90%. Loan demand has decreased $8,351,000 while deposits decreased by only $4,862,000.

          Liquidity has increased from $10,215,000 at December 31, 1996 to $14,056,000 at December 31, 1997 mainly due to a decrease in borrowed funds of $3,700,000.

          While the level of liquid assets is modest, management believes it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 12.6% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with four correspondent banks totaling $4.7 million and a secured line at the Federal Reserve.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                               Capital Needed
                                                                    -------------------------------------
                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                       For Capital     Prompt Corrective
                                                     Actual         Adequacy Purposes     Provisions
                                                 --------------     -----------------  ------------------
                                                 Amount    Ratio    Amount     Ratio   Amount    Ratio
                                                 ------     ----    ------     ----    ------    -----
As of December 31, 1997
      Total capital to risk-weighted assets      $8,939     9.3%    $7,681     8.0%    $9,602    10.0%
      Tier 1 capital to risk-weighted assets      8,244     8.6%     3,839     4.0%     5,758     6.0%
      Tier 1 capital to average assets            8,244     7.3%     4,525     4.0%     5,656     5.0%

As of December 31, 1996
      Total capital to risk-weighted assets      $8,568     8.2%    $8,329     8.0%   $10,411    10.0%
      Tier 1 capital to risk-weighted assets      7,840     7.5%     4,165     4.0%     6,247     6.0%
      Tier 1 capital to average assets            7,840     6.5%     4,832     4.0%     6,040     5.0%

          Capital ratios have increased between December 31, 1996 and December 31, 1997, as a result of increased earnings.

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

YEAR 2000

          The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing potential problems currently are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the company does business, will not encounter problems that could adversely affect the Company's business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.

                                                                                    Page Reference

Independent Auditors' Report ...........................................................    38

Consolidated Balance Sheets
December 31, 1997 and 1996 .............................................................    39

Consolidated Statements of Income
For the Years Ended December 31, 1997, 1996 and 1995 ...................................    40

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995 ...................................    41

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995 ...................................    42

Notes to Consolidated Financial Statements .............................................    44


          All schedules omitted for the reason that they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 1997 and 1996, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Rancho Cucamonga, California
February 6, 1998

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996




                                                 ASSETS
                                                                                   1997             1996
                                                                              -------------     ------------
Cash and due from banks (there was no minimum Federal
  Reserve Balance requirement at December 31, 1997)                           $  6,404,346      $  7,619,307
Federal funds sold                                                               2,950,000
                                                                              ------------      ------------
                      Total Cash and Cash Equivalents                            9,354,346         7,619,307
                                                                              ------------      ------------
Interest-bearing deposits in other financial institutions                                            396,000
Investment securities (Notes #1C and #2)
      Available-for-sale                                                         4,701,490         5,899,729
Loans, net of unearned income (Notes #1D and #3)                                88,675,135        97,276,964
Loans held for sale (Notes #1E and #3)                                             424,950
                                                                              ------------      ------------
                                                                                89,100,085        97,276,964
Direct lease financing (Notes #1G and #4)                                           14,354           188,489
     Less:  Reserve for probable loan and lease losses (Notes #1F and #5)         (694,880)         (727,667)
                                                                              ------------      ------------
                                                                                88,419,559        96,737,786
Bank premises and equipment (Notes #1H and #7)                                   6,741,300         6,439,982
Accrued interest                                                                   445,033           403,126
Cash surrender value of life insurance                                             981,467           845,556
Other real estate owned (Notes #1K, #19 and #20)                                   492,492           710,205
Other assets                                                                       375,125           471,995
                                                                              ------------      ------------
                      Total Assets                                            $111,510,812      $119,523,686
                                                                              ============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Deposits
          Demand deposits                                                       29,455,497        25,946,157
          Savings and NOW deposits                                              25,562,601        24,269,489
          Money market deposits                                                 12,168,373        13,819,261
          Time deposits in denominations of $100,000 or more                     7,522,574         9,425,758
          Other time deposits                                                   27,032,311        33,142,124
                                                                              ------------      ------------
                                                                               101,741,356       106,602,789
      Federal funds purchased                                                                      3,700,000
      Accrued employee salary and benefits                                         781,712           466,226
      Accrued interest and other liabilities                                       721,241           903,259
                                                                              ------------      ------------
                      Total Liabilities                                        103,244,309       111,672,274
                                                                              ------------      ------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par value,
             issued and outstanding 1,862,643 shares in 1997 and 1996            2,106,258         2,106,258
      Additional paid-in capital                                                 3,306,684         3,306,684
      Retained earnings                                                          2,837,599         2,433,463
      Valuation allowance for investments                                           15,962             5,007
                                                                              ------------      ------------
                      Total Stockholders' Equity                                 8,266,503         7,851,412
                                                                              ------------      ------------
                      Total Liabilities and Stockholders' Equity              $111,510,812      $119,523,686
                                                                              ============      ============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                                 1997             1996              1995
                                                                             -----------       ----------        ----------
Interest Income
      Interest and fees on loans (Note #1D)                                   $8,631,123       $8,136,925        $7,470,066
      Interest on Investment Securities (Note #1C)
          Obligations of U.S. Government Agencies and Corporations               364,779          620,061           745,436
          Obligations of State and Political Subdivisions                                                               271
      Interest on other securities                                                 9,833            9,792             9,749
      Interest on deposits                                                        17,398           34,777            36,022
      Interest on Federal funds sold                                             185,151          178,734           232,159
                                                                             -----------       ----------        ----------
                      Total Interest Income                                    9,213,228        9,011,147         8,568,863
                                                                             -----------       ----------        ----------
Interest Expense
      Interest on savings deposits                                               216,723          221,431           258,963
      Interest on NOW and money market deposits                                  468,881          529,933           573,804
      Interest on time deposits in denominations of $100,000 or more             481,436          352,970           334,410
      Interest on other time deposits                                          1,768,438        1,754,823         1,225,710
      Interest on Federal funds purchased and other interest                       7,029            1,677             6,701
                                                                             -----------       ----------        ----------
                      Total Interest Expense                                   2,942,507        2,860,834         2,399,588
                                                                             -----------       ----------        ----------
                      Net Interest Income                                      6,270,721        6,150,313         6,169,275
(Provision)/Credit for Loan and Lease Losses --                                 (143,782)        (416,900)          429,000
                                                                             -----------       ----------        ----------
 (Notes #1F and #5)
                      Net Interest Income After (Provision)/Credit
                        for Loan and Lease Losses                              6,126,939        5,733,413         6,598,275
                                                                             -----------       ----------        ----------
Other  Income
      Fees and service charges, gain on sale of loans
        and loan servicing income (Note #12)                                   1,622,015        1,750,110         2,447,100
      Sale of mortgage servicing rights (Note #18)                                                 22,375         1,488,789
      Sale of branch office (Note #22)                                                                               22,984
      Net gain/(loss) on sale of investment securities                             2,450            2,200            (8,237)
      Other income                                                               124,289           63,248            10,944
                                                                             -----------       ----------        ----------
                      Total Other Income                                       1,748,754        1,837,933         3,961,580
                                                                             -----------       ----------        ----------
Other Expenses
      Salaries and employee benefits                                           3,671,701        3,511,460         3,991,474
      Occupancy expense of premises                                              634,410          813,515         1,253,892
      Furniture and equipment expense                                            553,456          549,022           646,499
      Net loss on sale of other real estate owned                                  7,166           63,992            39,463
      Other expenses (Note #12)                                                2,471,024        2,499,779         3,210,468
                                                                             -----------       ----------        ----------
                      Total Other Expenses                                     7,337,757        7,437,768         9,141,796
                                                                             -----------       ----------        ----------


Income Before Income Taxes                                                       537,936          133,578         1,418,059
Income Taxes (Notes #1J and #8)                                                  133,800           28,000           584,254
                                                                             -----------       ----------        ----------
Net Income                                                                   $   404,136       $  105,578        $  833,805
                                                                             ===========       ==========        ==========
Earnings Per Share (Notes #1L and #16)
       Basic                                                                 $      0.22       $     0.06        $     0.45
                                                                             ===========       ==========        ==========
       Diluted                                                               $      0.21       $     0.06        $     0.44
                                                                             ===========       ==========        ==========




The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                                                             Valuation
                                                  Number of                   Additional                     Allowance
                                                    Shares        Common       Paid-in         Retained        for
                                                 Outstanding      Stock        Capital         Earnings     Investments
                                                 -----------    ----------    -----------     ----------    -----------
BALANCE, JANUARY 1, 1995                          1,552,425     $2,106,258    $3,306,684      $1,494,874      $(47,672)

      Change in unrealized loss
       on investment securities
       available-for-sale (net of tax)                                                                          59,559

      Six-for-five stock split                      310,218

      Cash paid to shareholders in lieu
       of fractional shares on six-for-five
       stock split                                                                                  (794)

      Net income for the year                                                                    833,805
                                                  ---------     ----------    ----------      ----------      -------
BALANCE, DECEMBER 31, 1995                        1,862,643      2,106,258     3,306,684       2,327,885       11,887

      Change in unrealized gain
       on investment securities
       available-for-sale (net of tax)                                                                         (6,880)

      Net income for the year                                                                    105,578
                                                  ---------     ----------    ----------      ----------      -------
BALANCE, DECEMBER 31, 1996                        1,862,643      2,106,258     3,306,684       2,433,463        5,007

      Change in unrealized gain
       on investment securities
       available-for-sale (net of tax)                                                                         10,955

      Net income for the year                                                                    404,136
                                                  ---------     ----------    ----------      ----------      -------
BALANCE, DECEMBER 31, 1997                        1,862,643     $2,106,258    $3,306,684      $2,837,599      $15,962
                                                  =========     ==========    ==========      ==========      =======



The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995


                                                                      1997              1996               1995
                                                                  -----------      ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                  $ 7,555,823      $ 10,382,661        $ 7,543,620
      Service fees and other income received                        1,680,159         1,835,733          3,944,375
      Financing revenue received under leases                           4,944            30,858             75,160
      Interest paid                                                (3,195,513)       (2,836,415)        (2,027,170)
      Cash paid to suppliers and employees                         (6,607,753)       (7,002,983)        (8,856,917)
      Income taxes paid                                               (10,000)          (18,044)           311,393
                                                                  -----------      ------------        -----------
                      Net Cash Provided By/(Used In)
                        Operating Activities                         (572,340)        2,391,810            990,461
                                                                  -----------      ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investment
       securities held-to-maturity                                                                       2,797,500
      Proceeds from maturities of investment securities,
       available-for-sale                                           3,350,000        13,085,000         10,055,000
      Proceeds from sales of investment securities,
       available-for-sale                                           6,392,159         5,011,954          1,000,000
      Purchase of investment securities held-to-maturity
      Purchase of investment securities available-for-sale         (8,484,567)      (10,578,602)       (18,948,067)
      Net (increase)/decrease in deposits in other
       financial institutions                                         396,000           396,000           (693,000)
      Recoveries on loans previously written off                      180,559           213,798            894,920
      Net loans made to customers and principal
        collections of loans                                        9,480,516       (22,353,294)         5,686,829
      Net decrease in leases to customers                             174,135           400,376            716,544
      Capital expenditures                                           (861,941)       (3,339,414)          (494,129)
      Proceeds from sale of property, plant and equipment              31,404            74,727             39,161
      Proceeds from sale of branch                                                                         200,000
      Proceeds from sale of OREO                                      210,547           409,861            434,337
                                                                  -----------      ------------        -----------
                      Net Cash Provided By/(Used In)
                       Investing Activities                        10,868,812       (16,679,594)         1,689,095
                                                                  -----------      ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in demand deposits, NOW accounts,
       savings accounts, and money market deposits                  3,151,564        (4,489,987)        (9,132,818)
      Net increase in certificates of deposits                     (8,012,997)       12,678,329          8,962,786
      Net increase/(decrease) in federal funds purchased           (3,700,000)        3,700,000         (1,000,000)
      Cash paid in lieu of fractional shares                                                                  (794)
                                                                  -----------      ------------        -----------
                      Net Cash Provided By/(Used In)
                       Financing Activities                        (8,561,433)       11,888,342         (1,170,826)
                                                                  -----------      ------------        -----------
NET (DECREASE)/INCREASE IN CASH
 AND CASH EQUIVALENTS                                               1,735,039        (2,399,442)         1,508,730
CASH AND CASH EQUIVALENTS, Beginning of year                        7,619,307        10,018,749          8,510,019
                                                                  -----------      ------------        -----------
CASH AND CASH EQUIVALENTS, End of year                            $ 9,354,346      $  7,619,307        $10,018,749
                                                                  ===========      ============        ===========


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                      1997                  1996                    1995
                                                                 -----------             ----------             -----------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY/(USED IN) OPERATING ACTIVITIES
      Net Income                                                 $   404,136             $  105,578              $  833,805
                                                                 -----------             ----------              ----------
      Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                              500,510                503,187                 249,933
          Provision/(credit) for probable credit losses              143,782                416,900                (429,000)
          Provision for probable OREO losses                                                 37,260                  49,740
          (Gain)/loss on sale of equipment                            (9,309)                28,589                    (260)
          Increase/(decrease) in taxes payable                       123,000                 (5,044)                895,647
          Increase in other assets                                   (98,324)              (142,586)               (157,491)
          Increase/(decrease) in unearned loan fees               (1,660,765)             1,259,746                (654,365)
          (Increase)/decrease in interest receivable                 (41,907)               138,849                 (53,809)
          Increase/(decrease) in interest payable                   (253,006)                24,419                 372,418
          Increase (decrease) in accrued expense and
           other liabilities                                         314,827                (36,880)               (140,873)
          Gain on sale of branch                                                                                    (22,984)
          (Gain)/loss on sale of investment securities                (2,450)                (2,200)                  8,237
          Loss on sale of OREO                                         7,166                 63,992                  39,463
                                                                 -----------             ----------              ----------
                      Total Adjustments                             (976,476)             2,286,232                 156,656
                                                                 -----------             ----------              ----------
                      Net Cash Provided By/(Used In)
                       Operating Activities                      $  (572,340)            $2,391,810              $  990,461
                                                                 ===========             ==========              ==========
SUPPLEMENTARY INFORMATION
      Change in valuation allowance
       for investment securities                                 $    10,955             $   (6,880)             $   59,559
                                                                 ===========             ==========              ==========
      Book value of investment securities transferred
       from held-to-maturity to available-for-sale                        --                     --              $2,197,960
                                                                 ===========             ==========              ==========
      Transfer of loans to real estate owned through
         foreclosure                                                      --             $  612,624              $  284,000
                                                                 ===========             ==========              ==========




The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

C.   Investment Securities

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

D.   Loans and Interest on Loans

     Loans are stated at unpaid principal balances, less the reserve for probable loan losses and net deferred loan fees and unearned discounts. Interest income is accrued monthly as earned on all loans not discounted. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan. Unearned discounts on installment loans is recognized as income over the term of the loans by the sum-of-the-month-digits method (Rule of 78's).

     The Bank accounts for impaired loans in accordance with SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

E.   Loans Held for Sale

     Loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance by charges to income.

F.   Reserve for Probable Loan and Lease Losses

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

G.   Direct Lease Financing

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

H.   Bank Premises, Equipment and Leasehold Improvements

     The Company's furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Rates of depreciation are based on the following depreciable lives: furniture, two to fifteen years; leasehold improvements, fifteen years; and equipment, five to twenty years. Total depreciation expense for the reporting periods ending December 31, 1997, 1996 and 1995, was approximately $539,000, $499,000 and $492,000, respectively.

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

L.   Earnings Per Share (EPS)

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

M.   New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #2 - INVESTMENT SECURITIES

At December 31, 1997 and 1996, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value, adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1997, were:

                                              Gross        Gross
                               Amortized   Unrealized   Unrealized
                                 Cost        Gains        Losses      Fair Value
                              -----------  ----------   ----------    ----------
U.S. Treasury securities      $2,989,943    $ 3,338                   $2,993,281
U.S. Agency securities         1,502,180      9,695                    1,511,875
Other                            181,844     14,490                      196,334
                              ----------    -------     ----------    ----------
                  Total       $4,673,967    $27,523                   $4,701,490
                              ==========    =======     ==========    ==========


The amortized cost and fair values of investment securities available-for-sale at December 31, 1996, were:

                                              Gross        Gross
                               Amortized   Unrealized   Unrealized
                                 Cost        Gains        Losses      Fair Value
                              -----------  ----------   ----------    ----------
U.S. Treasury securities      $5,459,248    $8,637                    $5,467,885
Other                            431,844                                 431,844
                              ----------    ------      ----------    ----------
                   Total      $5,891,092    $8,637                    $5,899,729
                              ==========    ======      ==========    ==========

The amortized cost and fair values of investment securities available-for-sale at December 31, 1997, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Securities
                                                          Available-for-Sale
                                                      ---------------------------
                                                      Amortized
                                                         Cost          Fair Value
                                                      ----------       ----------
Due in one year or less                               $2,493,798       $2,497,031
Due after one year but less than five years            1,998,325        2,008,125
                                                      ----------       ----------
                                                       4,492,123        4,505,156
Other securities                                         181,844          196,334
                                                      ----------       ----------
        Total Securities Available-for-Sale           $4,673,967       $4,701,490
                                                      ==========       ==========


Proceeds from sales of investment securities available-for-sale during 1997 were $6,392,159. Gross gains and losses on those sales were $5,288 and $2,838, respectively. Included in shareholders' equity at December 31, 1997 is $15,962 of net unrealized gains (net of $11,559 estimated tax expense) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 1996 were $5,011,954. Gross gains and losses on those sales were $2,761 and $561, respectively. Included in shareholders' equity at December 31, 1996 is $5,007 of net unrealized gains (net of $3,629 estimated tax expense) on investment securities available-for-sale.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from sales of investment securities available-for-sale during 1995 were $1,000,000. Gross losses on those sales were $8,237. Included in shareholders' equity at December 31, 1995 is $11,887 of net unrealized gains (net of $8,611 estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value and fair value of $3,992,124 and $3,826,791 at December 31, 1997 and 1996, respectively, were pledged to secure public monies as required by law.


NOTE #3 - LOANS

All the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:


                                                                 1997               1996
                                                            ----------------   ----------------
Commercial, financial and agricultural                          $10,584,778       $  9,737,235
Real Estate - construction                                        1,960,384            830,238
Real Estate - mortgage
      Commercial                                                 32,622,866         34,628,900
      Residential                                                 9,293,773          6,363,664
Installment loans to individuals                                 37,333,936         49,999,727
All other loans (including overdrafts)                               31,341            104,985
                                                            ----------------   ----------------
                                                                 91,827,078        101,664,749
Unearned income on installment loans                             (2,294,624)        (3,924,182)
Deferred loan fees                                                 (432,369)          (463,603)
                                                            ----------------   ----------------
                      Loans, Net of Unearned Income             $89,100,085        $97,276,964
                                                            ================   ================


The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                         1997           1996            1995
                                                      ------------   ------------   -------------
Recorded investment in impaired loans                    $229,000       $434,000        $564,000
Related allowance for loan losses                           8,000         66,000          67,000
Average recorded investment in impaired loans             354,000        508,000         567,000
Interest income recognized for cash payments                3,000          6,000           5,000
Cash receipts applied to reduce principal balance          17,000         11,000           7,000


The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $229,000 and $434,000 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $26,000, $7,000 and $39,000 in 1997, 1996 and 1995, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #3 - LOANS, Continued

At December 31, 1997 and 1996, the Company had approximately $216,000 and $49,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1997, no loans were classified as troubled debt restructurings.


NOTE #4 - DIRECT LEASE FINANCING

The Company leases buses and relocatable buildings to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing consists of the following:


                                                          1997            1996
                                                       ------------   -------------
Lease payments receivable                                $  15,252        $204,201
Unearned income                                               (898)        (15,712)
                                                       ------------   -------------
                      Total Direct Lease Financing       $  14,354        $188,489
                                                       ============   =============


The Company had no outstanding commitments relating to municipal leases at December 31, 1997 and 1996.

At December 31, 1997, future minimum lease payments receivable under direct financing leases are as follows:

      Year Ending
     December 31,
------------------------
         1998                                                     $14,354
                                                               ===========


NOTE #5 - RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:


                                                          1997             1996             1995
                                                      --------------   --------------   --------------
Balance, Beginning of year                               $  727,667       $  783,466       $1,014,433
Recoveries on loans previously charged off                  180,559          213,798          894,920
Loans charged off                                          (357,128)        (686,497)        (696,887)
Provision/(credit) charged to operating expense             143,782          416,900         (429,000)
                                                      --------------   --------------   --------------
Balance, End of year                                     $  694,880       $  727,667      $   783,466
                                                      ==============   ==============   ==============


NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain directors and officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #6 - LOANS TO DIRECTORS AND OFFICERS, Continued

An analysis of the activity with respect to such aggregate loans to related parties during 1997 and 1996, is as follows:

                                                                          1997             1996
                                                                    ---------------   --------------
Outstanding Balance, Beginning of year                                  $1,634,428       $1,455,884
Credit granted, including renewals                                         339,992          581,404
Repayments                                                                (150,952)        (402,860)
                                                                    ---------------   --------------
Outstanding Balance, End of year                                        $1,823,468       $1,634,428
                                                                    ===============   ==============


Not included in the balances outstanding at December 31, 1997 and 1996, were undisbursed commitments to lend of approximately $142,000 and $103,000, respectively. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 1997 and 1996.


NOTE #7 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:

                                                                                               1997              1996
                                                                                          ---------------   ----------------
Building                                                                                    $  3,901,215       $  3,860,185
Furniture and equipment                                                                        4,082,328          3,398,717
Leasehold improvements                                                                         1,172,077          1,133,417
                                                                                          ---------------   ----------------
                                                                                               9,155,620          8,392,319
      Less:  Accumulated depreciation and amortization                                        (3,699,320)        (3,237,337)
Land                                                                                           1,285,000          1,285,000
                                                                                          ---------------   ----------------
                      Total                                                                 $  6,741,300       $  6,439,982
                                                                                          ===============   ================


NOTE #8 - INCOME TAXES

                                                                    Year Ending December 31,
                                                           --------------------------------------------
                                                               1997           1996            1995
                                                           -------------   ------------   -------------
Tax provision applicable to
  income before income taxes                                   $133,800      $  28,000        $584,254
                                                           =============   ============   =============

Federal Income Tax
      Current                                                    29,300         -              -
      Deferred                                                   51,600         15,000         416,752
                                                           -------------   ------------   -------------
                                                                 80,900         15,000         416,752
                                                           -------------   ------------   -------------
State Franchise Tax
      Current                                                    50,500         10,800           2,400
      Deferred                                                    2,400          2,200         165,102
                                                           -------------   ------------   -------------
                      Total State Franchise Tax                  52,900         13,000         167,502
                                                           -------------   ------------   -------------
                      Total Income Taxes                       $133,800      $  28,000        $584,254
                                                           =============   ============   =============


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #8 - INCOME TAXES, Continued

Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                                      1997                       1996                       1995
                                            -------------------------- -------------------------- --------------------------
                                              Federal        State       Federal        State       Federal        State
                                            ------------  ------------ ------------  ------------ ------------  ------------
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                             $  40,100    $    1,560    $  21,160    $    4,600     $253,602      $118,340
Depreciation computed
 differently on tax returns than
 for financial statements                       (10,800)       (2,520)       7,500           300        2,740        (6,551)
Deferred compensation plan                      (19,700)       (4,640)     (19,900)       (4,500)      14,550         4,836
Provision for loan loss deduction
 in tax return over amount
 charged for financial
 statement purposes                              42,000         8,000        6,240         1,800      145,860        48,477
                                            ------------  ------------ ------------  ------------ ------------  ------------
                      Total                   $  51,600    $    2,400    $  15,000    $    2,200     $416,752      $165,102
                                            ============  ============ ============  ============ ============  ============


As a result of the following items, the total income tax expense/(credit) for 1997, 1996 and 1995, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:

                                                         1997                     1996                      1995
                                               ------------------------- ------------------------ --------------------------
                                                              Percent                  Percent                    Percent
                                                             of Pretax                of Pretax                  of Pretax
                                                 Amount       Income       Amount      Income        Amount       Income
                                               ------------ ------------ ----------- ------------ ------------- ------------
Federal rate                                      $182,898          34.0    $45,416          34.0     $482,140          34.0
Changes due to State income
 tax, net of Federal tax benefit                    34,914           6.5      8,580           6.4      110,551           7.8
Exempt interest                                    (51,045)         (9.5)   (28,410)        (21.2)     (21,800)         (1.5)
Other                                              (32,967)         (6.1)     2,414           1.8       13,363           0.9
                                               ------------ ------------ ----------- ------------ ------------- ------------
                      Total                       $133,800          24.9    $28,000          21.0     $584,254          41.2
                                               ============ ============ =========== ============ ============= ============


The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

                                                                    1997             1996
                                                                -------------    -------------
Deferred Tax Assets
      Real estate owned writedowns                               $    14,000      $    14,000
      Deferred compensation                                          180,000          110,000
      Deferred fees                                                  170,000          130,000
      Non-deductible reserves                                         72,000           18,000
      Other                                                           39,000          203,000
                                                                -------------    -------------
                                                                     475,000          475,000
                     Less:  Valuation allowance(1)                  (475,000)        (475,000)
                                                                -------------    -------------
                                                                           0                0
Deferred Tax Liabilities
      Reserve for loan losses                                        (98,000)         (48,000)
      Unrealized gain on securities                                  (11,000)
      Fixed assets                                                  (128,000)        (135,000)
                                                                -------------    -------------
                      Net Deferred Tax Liability                   $(237,000)       $(183,000)
                                                                =============    =============

---------------

(1) The valuation allowance is management's estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance is largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was not changed during the 1997 year.


NOTE #9 -- COMMITMENTS AND CONTINGENCIES

The Company is obligated under leases for equipment and property. The original terms of the leases range from two to thirty years. The following is a schedule of future minimum lease payments based upon obligations at year-end.

      Year Ending
     December 31,
------------------------
         1998                                             $ 54,862
         1999                                               23,390
         2000                                                7,797
                                                        ===========
             Total                                       $ 86,049
                                                        ===========


Total property and equipment expenditures charged to leases for the reporting periods ended December 31, 1997, 1996 and 1995, were approximately $124,000, $303,000 and $733,000, respectively.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1997 and 1996, the Company had commitments to extend credit of approximately $6,884,000 and $5,622,000 and obligations under standby letters of credit of approximately $311,000 and $271,000.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #9 - COMMITMENTS AND CONTINGENCIES, Continued

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


NOTE #11 - STOCK OPTION PLAN

At December 31, 1997, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for this plan been determined on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #11 -- STOCK OPTION PLAN, Continued

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan. The new Plan authorizes an additional 200,000 shares of the Bancorp's authorized but unissued common stock to be combined with the 53,316 shares which remain under the 1987 Plan for a total of 253,316 shares. Directors of the Bancorp are eligible to participate under the new Plan. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 1997, 1996 and 1995, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 5.75%, 6.28%, and 5.45%; dividend yield of 0.0% for all years; volatility of 25%, 24%, and 25%; expected life of 7 years for all years presented.

A summary of the status of the Company's incentive stock option plan as of December 31, 1997, 1996 and 1995, respectively, and changes during the years ending on those dates is presented below:


                                                 1997                                       1996
                                      ------------------------------------------ -----------------------------------------
                                            Number of Shares         Weighted-         Number of Shares         Weighted-
                                      ----------------------------               ---------------------------
                                       Available                      Average     Available                      Average
                                          For                        Exercise        For                        Exercise
                                       Granting     Outstanding        Price      Granting     Outstanding        Price
                                      ------------ ---------------  ------------ ------------ ---------------  ----------
Outstanding at beginning of year           53,316          73,136      $2.91          50,036          76,416      $2.89
Additional options authorized             200,000
Cancelled                                   1,872          (1,872)     $2.92           8,280          (8,280)     $2.92
Granted                                    (5,000)          5,000      $3.50          (5,000)          5,000      $3.13
                                      ------------ ---------------               ------------ ---------------
Outstanding at end of year                250,188          76,264      $2.97          53,316          73,136      $2.91
                                      ============ ===============               ============ ===============

Options exercisable at year-end                            76,264                                     73,136
Weighted-average fair value of
   Options granted during the year                         $ 1.18                                     $ 1.12


                                                                            1995
                                                               ----------------------------------------------
                                                                       Number of Shares          Weighted-
                                                               ---------------------------------
                                                               Available                          Average
                                                                  For                             Exercise
                                                                Granting       Outstanding         Price
                                                               -----------    ---------------   -------------
Outstanding at beginning of year                                   46,404             80,048       $2.92
Cancelled                                                           9,632             (9,632)      $2.92
Granted                                                            (6,000)             6,000       $2.60
                                                               ------------------------------
Outstanding at end of year                                         50,036             76,416       $2.89
                                                               ===========    ===============

Options exercisable at year-end                                                       76,416
Weighted-average fair value of
   Options granted during the year                                                    $ 0.86


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #11 - STOCK OPTION PLAN , Continued

The following table summarizes information about incentive stock options outstanding at December 31, 1997:


                          Options Outstanding and Exercisable
----------------------------------------------------------------------------------------
                           Number          Weighted-Average
     Range of           Outstanding            Remaining            Weighted-Average
  Exercise Prices       at 12/31/97        Contractual Life          Exercise Price
--------------------   ---------------   ----------------------   ----------------------
  $2.91 to $3.50               76,264              7                      $2.97



NOTE #12 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 1997, 1996 and 1995:



                                                                               1997             1996              1995
                                                                          ---------------   --------------   ---------------
Fees and Other Servicing Income
      Fees and service charges                                                $1,622,015       $1,750,110        $2,286,071
      Gain on sale of loans                                                                                          10,614
      Loan servicing                                                                                                150,415
                                                                          ---------------   --------------   ---------------
                      Total                                                   $1,622,015       $1,750,110        $2,447,100
                                                                          ===============   ==============   ===============
Other Expenses
      Data processing                                                        $   683,086      $   754,617       $   826,520
      Marketing expenses                                                         334,662          307,233           326,605
      Professional expenses                                                      530,457          421,209           561,825
      Office supplies, postage and telephone                                     346,224          363,892           431,034
      Insurance and assessment expense                                           191,461          157,931           336,096
      Loan related expense                                                        65,897          147,541           359,095
      Administrative expense                                                     106,044           85,316            99,767
      Other                                                                      213,193          262,040           269,526
                                                                          ---------------   --------------   ---------------
                      Total                                                   $2,471,024       $2,499,779        $3,210,468
                                                                          ===============   ==============   ===============


NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1997, the combined amount of funds available from these two sources amounted to approximately $2,995,000 or 36%.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #14 - DEFERRED COMPENSATION

The Company has a deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment. The Company may make matching contributions of 25% of officers' deferrals up to a maximum of 10% and 50% of senior officers' deferrals to a maximum of 10%. The Company's contribution, in the aggregate, for all Participants shall not exceed 4% of compensation of all Company employees. Each Participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $85,911 ($51,546 net of income taxes), $84,535 ($66,815 net of income taxes), and $138,833 ($81,911 net of income taxes) for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE #15 - DEFINED CONTRIBUTION PLAN

The Company has a qualified defined contribution plan (401(k) Retirement Savings
Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $9,500 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation. The Company's matching contribution will become vested at 20% per year with full vesting after five years. The expense was $6,732 ($4,040 net of income taxes), $14,862 ($11,747 net of income taxes) and $36,070 ($21,281 net of income taxes) for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE #16 - INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                                 1997                         1996                          1995
                                      ---------------------------  ----------------------------  ---------------------------
                                        Income         Share         Income          Share         Income         Share
                                      ------------  -------------  ------------  --------------  ------------  -------------
Net Income as Reported                   $404,136      1,862,643      $105,578       1,862,643      $833,805      1,862,643
                                      ------------  -------------  ------------  --------------  ------------  -------------
            Used in Basic EPS             404,136      1,862,643       105,578       1,862,643       833,805      1,862,643
Dilutive Effect of Outstanding
  Stock Options                                           20,210                        12,076                       12,328
                                      ------------  -------------  ------------  --------------  ------------  -------------
            Used in Dilutive EPS         $404,136      1,882,853      $105,578       1,874,719      $833,805      1,874,971
                                      ============  =============  ============  ==============  ============  =============



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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #17 - REGULATORY MATTERS, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                           Capital Needed
                                                                          --------------------------------------------------
                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                        Actual              Adequacy Purposes              Provisions
                                                -----------------------   -----------------------    -----------------------
                                                  Amount      Ratio         Amount      Ratio          Amount      Ratio
                                                ----------- -----------   -----------------------    ----------- -----------
As of December 31, 1997
      Total capital to risk-weighted assets       $  8,939           9.3%    $  7,681          8.0%    $  9,602          10.0%
      Tier 1 capital to risk-weighted assets         8,244           8.6%       3,839          4.0%       5,758           6.0%
      Tier 1 capital to average assets               8,244           7.3%       4,525          4.0%       5,656           5.0%

As of December 31, 1996
      Total capital to risk-weighted assets       $  8,568           8.2%    $  8,329          8.0%     $10,411          10.0%
      Tier 1 capital to risk-weighted assets         7,840           7.5%       4,165          4.0%       6,247           6.0%
      Tier 1 capital to average assets               7,840           6.5%       4,832          4.0%       6,040           5.0%


NOTE #18 - MORTGAGE LOAN SERVICING OPERATIONS

The Company originated long term first and second trust deed mortgages for resale on the Secondary Market to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The gains or losses on the sales of these loans were generally recognized at the time of sale. The Company retained servicing rights to these loans. Servicing arrangements provided for the Company to maintain all records related to the servicing agreement, to assume responsibility for billing mortgagors, to collect periodic mortgage payments, and to perform various other activities necessary to the mortgage servicing function. The Company received as compensation a servicing fee on the principal balance of the outstanding loans. The principal balance of loans being serviced on behalf of others was approximately $0, $0, and $0 at December 31, 1997, 1996 and 1995. Servicing fee income amounted to approximately $0, $0, and $150,000 in 1997, 1996, and 1995, respectively. During 1995, the Company sold the servicing rights on loans totaling approximately $161 million. The mortgage servicing rights were sold without recourse. The Bank received approximately $0, $22,000 and $1,489,000 from the sale in 1997,1996 and 1995, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #19 - OTHER REAL ESTATE OWNED

As discussed in Note #1K, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:

                                                                1997             1996
                                                            --------------   -------------
Balance, Beginning of year                                     $  710,205      $  608,694
Additions                                                                         612,624
Sales                                                            (255,578)       (459,908)
Valuation adjustments and other                                    37,865         (51,205)
                                                            --------------   -------------
Balance, End of year                                           $  492,492      $  710,205
                                                            ==============   =============

The balances at December 31, 1997 and 1996, are shown net of reserves.


NOTE #20 - RESERVE FOR PROBABLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1997, 1996 and 1995:

                                                 1997           1996            1995
                                             ------------   -----------    -------------
Balance, Beginning of year                     $  89,338       $38,133      $    93,263
Provision charged to other expense                              75,125           49,740
Charge-offs and other reductions                 (37,865)      (23,920)        (104,870)
                                             ------------   -----------    -------------
Balance, End of year                           $  51,473       $89,338      $    38,133
                                             ============   ===========    =============


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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1997. FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                                         Carrying
                                                                          Amount           Fair Value
                                                                       --------------    ---------------
Assets
      Cash and cash equivalents                                           $9,354,346       $  9,354,346
      Investment securities                                                4,701,490          4,701,490
      Loans receivable                                                    91,131,822         90,791,234
      Accrued interest receivable                                            445,033            445,033

Liabilities
      Non-interest bearing deposits                                       29,455,497         29,455,497
      Interest bearing deposits                                           72,285,859         72,295,594
      Accrued interest payable                                               412,296            412,296

                                                                         Notional         Cost to Cede
                                                                          Amount           or Assume
                                                                       --------------    ---------------
Off-Balance Sheet Instruments
      Commitments to extend credit and standby letters of credit          $7,195,352     $       71,954



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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #21 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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


NOTE #23 - TIME DEPOSIT LIABILITIES

At December 31, 1997, the Company had time certificates of deposit with maturity distributions as follows:

Within one year                                             $32,205,516
After one but within five years                               2,349,369
                                                         ---------------
                                                            $34,554,885
                                                         ===============


NOTE #24 - BORROWINGS

The Bank has borrowing lines with four correspondent banks totaling $4.7 million and another line at the Federal Reserve. Loans with a carrying amount of approximately $957,000 have been pledged to secure the line at the Federal Reserve.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #25 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)


                                                      BALANCE SHEETS
                                                                               1997           1996           1995
                                                                            ----------     ----------     ----------
ASSETS
      Cash in Vineyard National Bank                                        $    7,496     $    7,335     $    7,177
      Prepaid expenses                                                             543            570            670
      Investment in subsidiary                                               8,259,625      7,844,695      7,746,154
                                                                            ----------     ----------     ----------
            Total Assets                                                    $8,267,664     $7,852,600     $7,754,001
                                                                            ==========     ==========     ==========

LIABILITIES
      Due to shareholders in lieu of
       fractional shares on stock splits                                         1,161          1,188          1,287
                                                                            ----------     ----------     ----------

STOCKHOLDERS' EQUITY
      Common stock                                                           2,106,258      2,106,258      2,106,258
      Additional paid-in capital                                             3,306,684      3,306,684      3,306,684
      Retained earnings                                                      2,853,561      2,438,470      2,339,772
                                                                            ----------     ----------     ----------
            Total Stockholders' Equity                                       8,266,503      7,851,412      7,752,714
                                                                            ----------     ----------     ----------
             Total Liabilities and Stockholders' Equity                     $8,267,664     $7,852,600     $7,754,001
                                                                            ==========     ==========     ==========

                                                   STATEMENTS OF INCOME
INCOME
      Equity in income of subsidiary                                        $  403,975     $  105,420     $  833,639
      Interest                                                                     961            958            966
                                                                            ----------     ----------     ----------
                                                                               404,936        106,378        834,605
                                                                            ----------     ----------     ----------

INCOME TAXES                                                                       800            800            800
                                                                            ----------     ----------     ----------
                      Net Income                                            $  404,136     $  105,578     $  833,805
                                                                            ==========     ==========     ==========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #25 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)

                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997            1996             1995
                                                                             -------------   --------------   --------------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                                      $         961   $          958    $         966
      Income taxes paid                                                               (800)            (800)            (800)
                                                                             -------------   --------------   --------------
         Net Cash Flows Provided by Operating Activities                               161              158              166
                                                                             -------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash paid for fractional shares                                                                                   (794)
                                                                             -------------   --------------   --------------
Net Increase in Cash and Cash Equivalents                                              161              158             (628)
Cash, Beginning of year                                                              7,335            7,177            7,805
                                                                             -------------   --------------   --------------
Cash, End of year                                                            $       7,496   $        7,335   $        7,177
                                                                             =============   ==============   ==============

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
      Net Income                                                                   404,136          105,578          833,805
      Adjustments to Reconcile Net Income to
       Net Cash Provided By Operating Activities
          (Increase)/decrease in other assets                                           27               99             (153)
          Undistributed earnings of subsidiary                                    (403,975)        (105,420)        (833,639)
          Increase/(decrease) in other liabilities                                     (27)             (99)             153
                                                                             -------------   --------------   --------------
           Net Cash Flows Provided by Operating Activities                   $         161   $          158   $          166
                                                                             =============   ==============   ==============


SELECTED QUARTERLY FINANCIAL DATA

       The selected quarterly data for 1997 is based on the unaudited financial statements of the Company as presented by management.



                                                                  Quarter Ended 1997
                                        ----------------------------------------------------------------------
                                            March 31          June 30          September 30        December 31
                                        -------------      -------------      -------------      -------------
Net Interest Income                     $   1,548,787      $   1,603,132      $   1,542,712      $   1,576,090
Provision for Loan and Lease Losses           (47,782)                --            (31,000)           (65,000)
Other Income                                  398,955            417,022            414,345            518,432
Other Expenses                             (1,811,053)        (1,767,927)        (1,897,588)        (1,861,189)
                                        -------------      -------------      -------------      -------------

Income/(Loss) Before Taxes                     88,907            252,227             28,469            168,333
Income Taxes                                  (36,000)          (103,000)            (9,000)            14,200
                                        -------------      -------------      -------------      -------------

Net Income/(Loss)                       $      52,907      $     149,227      $      19,469      $     182,533
                                        =============      =============      =============      =============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                             $        0.03      $        0.08      $        0.04      $        0.07
                                        =============      =============      =============      =============
      Diluted                           $        0.03      $        0.08      $        0.04      $        0.06
                                        =============      =============      =============      =============

Weighted Average Shares Used
 in Per Share Calculation
      Basic                                 1,862,643          1,862,643          1,862,643          1,862,643
      Diluted                               1,875,278          1,876,363          1,883,026          1,882,853

Balance Sheet Data
      Assets                            $ 120,001,975      $ 121,944,173      $ 117,347,588      $ 111,510,812
                                        =============      =============      =============      =============
      Deposits                          $ 110,761,185      $ 112,286,679      $ 107,787,643      $ 101,741,356
                                        =============      =============      =============      =============
      Loans and Leases/(Net)            $  93,837,450      $  93,012,938      $  91,235,454      $  88,419,559
                                        =============      =============      =============      =============
      Stockholders' Equity              $   7,901,644      $   8,056,405      $   8,147,231      $   8,266,503
                                        =============      =============      =============      =============


       The selected quarterly data for 1996 is based on the unaudited financial statements of the Company as presented by management.


                                                                 Quarter Ended 1996
                                        ----------------------------------------------------------------------
                                           March 31           June 30          September 30        December 31
                                        -------------      -------------      -------------      -------------
Net Interest Income                     $   1,442,678      $   1,516,280      $   1,609,169      $   1,582,186
Provision for Loan and Lease Losses                             (116,300)          (217,600)           (83,000)
Other Income                                  446,371            444,770            483,576            463,216
Other Expenses                             (1,982,582)        (1,967,375)        (1,770,627)        (1,717,184)
                                        -------------      -------------      -------------      -------------

Income/(Loss) Before Taxes                    (93,533)          (122,625)           104,518            245,218
Income Taxes                                                      (1,600)                              (26,400)
                                        -------------      -------------      -------------      -------------

Net Income/(Loss)                       $     (93,533)     $    (124,225)     $     104,518      $     218,818
                                        =============      =============      =============      =============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                             $       (0.05)     $       (0.07)     $        0.06      $        0.12
                                        =============      =============      =============      =============
      Diluted                           $       (0.05)     $       (0.07)     $        0.06      $        0.12
                                        =============      =============      =============      =============

Weighted Average Shares Used
 in Per Share Calculation
      Basic                                 1,862,643          1,862,643          1,862,643          1,862,643
      Diluted                               1,879,754          1,874,697          1,871,279          1,874,719

Balance Sheet Data
      Assets                            $ 111,697,167      $ 117,761,821      $ 119,454,829      $ 119,523,686
                                        =============      =============      =============      =============
      Deposits                          $ 102,920,152      $ 109,126,820      $ 111,826,825      $ 106,602,789
                                        =============      =============      =============      =============
      Loans and Leases/(Net)            $  79,889,798      $  85,942,038      $  92,754,609      $  96,737,786
                                        =============      =============      =============      =============
      Stockholders' Equity              $   7,653,294      $   7,508,043      $   7,628,004      $   7,851,412
                                        =============      =============      =============      =============


Retroactively adjusted for stock splits.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998, for the Company's 1998 annual shareholders' meeting.


ITEM 11.  EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998, for the Company's 1998 annual shareholders' meeting.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998, for the Company's 1998 annual shareholders' meeting.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998, for the Company's 1998 annual shareholders' meeting.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

       a)     The following documents are filed as part of this Form 10-K:

              1)     Financial Statements:

                     See Index to Financial Statements in Item 8 on Page 69 of this Report.

              2) All schedules are omitted as the information is not required, is not material or is otherwise furnished.

              3)     Exhibits:

                     See Index to Exhibits on Page 69 of this Form 10-K. Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and arrangements:

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

              C) Joinder Agreement for Employee to Participate in Vineyard National Bancorp 1987 Incentive Stock Option Plan. Exhibit 10.3

              D)     Vineyard National Bank Deferred Compensation Plan. Exhibit
                     10.4

              E) Employment Agreement between Vineyard National Bank and Steven R. Sensenbach. Exhibit 10.5

              F) 1988 Extension Agreement for Employment Agreement between Vineyard National Bank and Steven R. Sensenbach. Exhibit 10.6

       b)     Reports on Form 8-K:

              None.

       c)     Exhibits:

              See Index to Exhibits on Page 69 of this Form 10-K.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 24th day of March 1998.


                                  VINEYARD NATIONAL BANCORP
                                  (Registrant)



                                  By   /s/ STEVEN R. SENSENBACH
                                      ------------------------------------------
                                        Steven R. Sensenbach,
                                        President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1998.


                                          President, Chief Executive Officer (Principal Executive
/s/ STEVEN R. SENSENBACH                  Officer) and Director
-------------------------------
                                          Executive Vice President, Chief Financial Officer,
/s/ SOULE SENSENBACH                      (Principal Financial and Accounting Officer)
-------------------------------

/s/ LESTER STROH, M.D.                    Chairman of the Board of Directors
-------------------------------

/s/ FRANK S. ALVAREZ                      Director
-------------------------------

/s/ ROLAND O. NORIEGA                     Director
-------------------------------

/s/ JOEL H. RAVITZ                        Director
-------------------------------

/s/ JODIE SMITH                           Director
-------------------------------

/s/ RENNY V. THOMAS                       Director
-------------------------------

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Vineyard National Bancorp:

       We consent to the incorporation of our Report dated February 6, 1998, on the consolidated financial statements of Vineyard National Bancorp as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, included in its Annual Report on Form 10-K for the year ended December 31, 1997.


VAVRINEK, TRINE, DAY & CO., LLP
Certified Public Accountants
Rancho Cucamonga, California

                                                        INDEX TO EXHIBITS



  Exhibit                                          Description                                             Sequentially
   Number                                                                                                 Numbered Page
--------------------------------------------------------------------------------------------------    ---------------------
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

         3.3   Plan of Reorganization and Agreement of Merger                                                 (R-1)

         4.0   Specimen Common Stock Certificate of Registrant                                                (R-1)

        10.1   Incentive Stock Option Plan for Vineyard National Bank 1981                                    (R-1)

        10.2   Incentive Stock Option Plan for Vineyard National Bank 1987                                    (R-1)

        10.3   Joinder Agreement for Employee to Participate in Vineyard National Bancorp 1987                (R-1)
               Incentive Stock Option Plan

        10.4   Vineyard National Bank Deferred Compensation Plan                                              (R-1)

        10.5   Employment Agreement Between Vineyard National Bank and Steven R. Sensenbach                   (R-1)

        10.6   1988 Extension Agreement for Employment Agreement Between Vineyard National Bank               (R-1)
               and Steven R. Sensenbach

        10.7   Lease Agreement Between Vineyard National Bank and Landlord Regarding Rancho                   (R-1)
               Cucamonga Office 1987

        10.8   Lease Agreement Between Vineyard National Bank and Landlord Regarding Chino Office             (R-1)
               1988

        10.9   Lease Agreement Between Vineyard National Bank and Landlord Regarding Diamond Bar              (R-1)
               Office 1987

       10.10   Addendum to Lease Agreement Ref 10.9                                                           (R-1)

       10.11   Addendum to Lease Agreements Refs 10.9 and 10.10                                               (R-1)

       10.12   Lease Agreement Regarding Lake Arrowhead Office 1988                                           (R-1)

       10.13   Estoppel Certificate to Lease Agreement Ref 10.12 Between Vineyard National Bank               (R-1)
               and Landlord 1988

       10.14   Lease Agreement Between Vineyard National Bank and Landlord Regarding Additional               (R-1)
               Rancho Cucamonga Office Space 1988

       10.15   Buy/Sell Agreement Between Vineyard National Bank and Wells Fargo 1984                         (R-1)

       10.16   Buy/Sell Agreement Between Vineyard National Bank and Arrowhead Pacific Savings                (R-1)
               Bank 1988

       10.17   Change in Terms and Conditions Between Vineyard National Bank and Landlord                     (R-1)
               Regarding Rancho Cucamonga Office 1989

       10.18   Lease Agreement Between Vineyard National Bank and Landlord Regarding Victorville              (R-1)
               Office 1989

       10.19   Lease Agreement Between Vineyard National Bank and Landlord Regarding Additional               (R-2)
               Victorville Office Space 1989

          21   Subsidiaries of the Registrant                                                                 (R-2)

          23   Consent of Vavrinek, Trine, Day & Co., LLP

          27   Data Schedule

(R-1) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(R-2) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.