Form 10-Q
period 1998-03-31
VINEYARD NATIONAL BANCORP
filed 1998-05-14
CIK 840256

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

For the quarterly period ended March 31, 1998        Commission File No. 0-20862


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


                         APPLICABLE TO CORPORATE ISSUES

          Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of March 31 , 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      MARCH 31, 1998 AND DECEMBER 31, 1997



                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

     Consolidated Balance Sheets
     March 31, 1998 and December 31,1997.....................................3

     Consolidated Statements of Income
     For the Three Months Ended March 31, 1998 and 1997......................4

     Consolidated Statements of Changes in Stockholders' Equity
     For the Three Months Ended March 31, 1998 and 1997......................5

     Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 1998 and 1997......................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................10


                                     PART II

OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..............................14

     Exhibit 27.  Data Schedule.............................................15

SIGNATURES..................................................................16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                                         March 31,           December 31,
                                                                            1998                 1997
                                                                       -------------        -------------
Cash and due from banks                                                $   6,131,380        $   6,404,346
Federal funds sold                                                         7,950,000            2,950,000
                                                                       -------------        -------------
                      Total Cash and Cash Equivalents                     14,081,380            9,354,346
                                                                       -------------        -------------
Interest-bearing deposits in other financial institutions                    297,000
Investment securities
      Available-for-sale                                                   5,209,863            4,701,490
Loans, net of unearned income                                             85,598,247           88,675,135
Loans held for sale                                                          441,750              424,950
Direct lease financing                                                        14,354               14,354
            Less:  Reserve for probable loan and lease
                         losses                                             (661,128)            (694,880)
                                                                       -------------        -------------
                                                                          85,393,223           88,419,559
Bank premises and equipment                                                6,707,919            6,741,300
Accrued interest                                                             528,510              445,033
Cash surrender value of life insurance                                     1,655,874              981,467
Other real estate owned                                                      287,354              492,492
Other assets                                                                 408,631              375,125
                                                                       -------------        -------------
                      Total Assets                                     $ 114,569,754        $ 111,510,812
                                                                       =============        =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Deposits
          Demand deposits                                                 29,819,931           29,455,497
          Savings and NOW deposits                                        25,978,333           25,562,601
          Money market deposits                                           12,087,420           12,168,373
          Time deposits in denominations of $100,000 or more               7,405,469            7,522,574
          Other time deposits                                             29,579,590           27,032,311
                                                                       -------------        -------------
                                                                         104,870,743          101,741,356
      Federal funds purchased
      Accrued employee salary and benefits                                    81,939              781,712
      Accrued interest and other liabilities                               1,285,597              721,241
                                                                       -------------        -------------
                      Total Liabilities                                  106,238,279          103,244,309
                                                                       -------------        -------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,643 shares in
            1998 and 1997                                                  2,106,258            2,106,258
      Additional paid-in capital                                           3,306,684            3,306,684
      Retained earnings                                                    2,895,844            2,837,599
      Valuation allowance for investments                                     22,689               15,962
                                                                       -------------        -------------
                      Total Stockholders' Equity                           8,331,475            8,266,503
                                                                       -------------        -------------
                      Total Liabilities and Stockholders' Equity       $ 114,569,754        $ 111,510,812
                                                                       =============        =============


See accompanying notes to financial statements.                     Page 3 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                            March 31,          March 31,
                                                                              1998               1997
                                                                           -----------        -----------
INTEREST INCOME
      Interest and fees on loans                                           $ 2,139,977        $ 2,213,388
      Interest on Investment Securities
          Obligations of U.S. Government Agencies and Corporations              63,213             60,349
      Interest on other securities                                               2,466              2,453
      Interest on deposits                                                       1,042              5,433
      Interest on Federal funds sold                                            70,633             32,314
      Direct lease financing income                                                221              2,397
                                                                           -----------        -----------
                      Total Interest Income                                  2,277,552          2,316,334
                                                                           -----------        -----------
INTEREST EXPENSE
      Interest on savings deposits                                              50,391             52,618
      Interest on NOW and money market deposits                                112,539            111,775
      Interest on time deposits in denominations of $100,000 or more           101,965             90,971
      Interest on other time deposits                                          362,528            506,724
      Interest on Federal funds purchased and other interest                                        5,459
                                                                           -----------        -----------
                      Total Interest Expense                                   627,423            767,547
                                                                           -----------        -----------
                      Net Interest Income                                    1,650,129          1,548,787
PROVISION FOR LOAN AND LEASE LOSSES                                            (59,000)           (47,782)
                                                                           -----------        -----------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                            1,591,129          1,501,005
                                                                           -----------        -----------
OTHER  INCOME
      Fees and service charges                                                 369,153            396,562
      Net gain/(loss) on sale of investment securities                           3,281             (1,057)
      Other income                                                               6,134              3,450
                                                                           -----------        -----------
                      Total Other Income                                       378,568            398,955
                                                                           -----------        -----------
OTHER EXPENSES
      Salaries and employee benefits                                           886,210            902,428
      Occupancy expense of premises                                            152,216            158,171
      Furniture and equipment expense                                          151,729            126,896
      Other expenses (Note #2)                                                 682,297            623,558
                                                                           -----------        -----------
                                                                             1,872,452          1,811,053
                                                                           -----------        -----------
Income Before Income Taxes                                                      97,245             88,907
Income Taxes                                                                    39,000             36,000
                                                                           -----------        -----------
Net Income                                                                 $    58,245        $    52,907
                                                                           ===========        ===========

Basic and Diluted Earnings Per Share                                       $      0.03        $      0.03
                                                                           ===========        ===========






See accompanying notes to financial statements.                     Page 4 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                                     Accumulated
                                          Number of                       Additional                    Other
                                            Shares         Common          Paid-in        Retained  Comprehensive
                                         Outstanding        Stock          Capital        Earnings      Income       Total
                                         -----------     -----------      ----------     ----------     ------     ----------
BALANCE, January 1, 1997                  1,862,643       $2,106,258      $3,306,684     $2,433,463     $5,007     $7,851,412
      Comprehensive income
           Net Income                                                                        52,907                    52,907
           Unrealized security
             holding losses                                                                             (3,289)        (3,289)
           Less reclassification
             adjustments for loss                                                                          614            614
           Total other comprehensive
             income                                                                                                    (2,675)
      Total Comprehensive income                                                                                       50,232
                                         ----------      -----------      ----------     ----------     ------     ----------
BALANCE, March 31, 1997                   1,862,643       $2,106,258      $3,306,684     $2,486,370     $2,332     $7,901,644
                                         ==========      ===========      ==========     ==========     ======     ==========

Gross up of Change in Unrealized Gain or Loss

                                                  Gross        Taxes         Net
                                                 -------      -------      -------
Net unrealized appreciation, January 1, 1997     $ 8,636      $ 3,629      $ 5,007
Gross losses                                      (5,672)      (2,383)      (3,289)
Realized losses                                    1,057          443          614
                                                 -------      -------      -------
Ending Balance, March 31, 1997                   $ 4,021      $ 1,689      $ 2,332
                                                 =======      =======      =======

                                                                                                     Accumulated
                                          Number of                       Additional                    Other
                                            Shares         Common          Paid-in        Retained  Comprehensive
                                         Outstanding        Stock          Capital        Earnings      Income       Total
                                         -----------     -----------      ----------     ----------     ------     ----------
BALANCE, January 1, 1998                   1,862,643      $2,106,258      $3,306,684     $2,837,599     $15,962    $8,266,503
      Comprehensive income
           Net Income                                                                        58,245                    58,245
           Unrealized security
             holding gains                                                                                8,630         8,630
           Less reclassification
             adjustments for gains                                                                       (1,903)       (1,903)
           Total other comprehensive
             income                                                                                                     6,727
      Total Comprehensive income                                                                                       64,972
                                         -----------     -----------      ----------     ----------     -------    ----------
BALANCE, March 31, 1998                    1,862,643      $2,106,258      $3,306,684     $2,895,844     $22,689    $8,331,475
                                         ===========     ===========      ==========     ==========     =======    ==========


Gross up of Change in Unrealized Gain or Loss


                                                        Gross              Taxes               Net
                                                      --------           --------           --------
Net unrealized appreciation, January 1, 1998          $ 27,523           $ 11,561           $ 15,962
Gross gains                                             14,879              6,249              8,630
Realized gains                                          (3,281)            (1,378)            (1,903)
                                                      --------           --------           --------
Ending Balance, March 31, 1998                        $ 39,121           $ 16,432           $ 22,689
                                                      ========           ========           ========


See accompanying notes to financial statements.                     Page 5 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                           March 31,              March 31,
                                                                             1998                   1997
                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                         $  1,703,382           $  1,976,771
      Service fees and other income received                                  375,287                428,933
      Financing revenue received under leases                                     221                  2,397
      Interest paid                                                          (613,663)              (811,512)
      Cash paid to suppliers and employees                                 (2,518,964)            (1,669,553)
      Income taxes paid                                                       (71,714)
                                                                         ------------           ------------
                      Net Cash Used In Operating Activities                (1,125,451)               (72,964)
                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of investment securities,
       available-for-sale                                                     503,363              2,386,296
      Purchase of investment securities available-for-sale                   (991,900)            (2,492,852)
      Net increase in deposits in other financial institutions               (297,000)
      Recoveries on loans previously written off                               22,786                 49,583
      Net loans made to customers and principal
        collections of loans                                                3,430,063              2,913,925
      Net decrease in leases to customers                                                             98,897
      Capital expenditures                                                   (140,182)               (78,791)
      Proceeds from sale of property, plant and equipment                      22,386
      Net decrease in other real estate owned                                 173,582                 75,888
                                                                         ------------           ------------
                     Net Cash Provided By Investing Activities              2,723,098              2,952,946
                                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts, and money market deposits                            699,213              2,307,125
      Net increase in certificates of deposits                              2,430,174              1,851,271
      Net decrease in federal funds purchased                                                     (3,700,000)
                                                                         ------------           ------------
                      Net Cash Provided By Financing Activities             3,129,387                458,396
                                                                         ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   4,727,034              3,338,378

CASH AND CASH EQUIVALENTS, Beginning of year                                9,354,346              7,619,307
                                                                         ------------           ------------

CASH AND CASH EQUIVALENTS, End of quarter                                $ 14,081,380           $ 10,957,685
                                                                         ============           ============


See accompanying notes to financial statements.                     Page 6 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                           March 31,            March 31,
                                                                            1998                  1997
                                                                         -----------           -----------
 RECONCILIATION OF NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                         $    58,245           $    52,907
                                                                         -----------           -----------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                                      146,218               120,732
          Provision for probable credit losses                                59,000                47,782
          Increase/(decrease) in taxes payable                               (32,714)               36,000
          (Increase)/decrease in other assets                               (695,377)               31,836
          Decrease in unearned loan fees                                    (485,513)             (209,852)
          Decrease in interest receivable                                    (83,477)              (89,027)
          Increase/(decrease) in interest payable                             13,760               (43,965)
          Decrease in accrued expense and other liabilities                 (133,868)              (20,434)
          Loss on sale of other real estate owned                             31,556
          (Gain)/Loss on sale of investment securities                        (3,281)                1,057
                                                                         -----------           -----------
                      Total Adjustments                                   (1,183,696)             (125,871)
                                                                         -----------           -----------
                      Net Cash Provided By Operating Activities          $(1,125,451)          $   (72,964)
                                                                         ===========           ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities            $     6,727           $    (2,675)
                                                                         ===========           ===========


See accompanying notes to financial statements.                     Page 7 of 16

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Effective for years beginning after December 31, 1997, the Company was required to implement SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 1998 and 1997:


                                                    March 31,         March 31,
                                                      1998              1997
                                                    --------          --------
Data processing                                     $160,202          $171,609
Marketing expenses                                    95,371           104,343
Office supplies, postage and telephone                94,954            64,260
Professional expenses                                166,565           103,037
Bank insurance and assessments                        35,168            60,548
Other                                                130,037           119,761
                                                    --------          --------
                      Total Other Expenses          $682,297          $623,558
                                                    ========          ========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997



NOTE #3 - EARNINGS PER SHARE

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

RESULTS OF OPERATIONS

            The Company had net income of $58,245 for the quarter ended March 31, 1998, as compared to $52,907 for the same period in 1997.

NET INTEREST INCOME

            The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income decreased approximately $101,300 or 6.5% in the three month period ended March 31, 1998, as compared to the same period in 1997. The decrease was due primarily to approximately a $38,800 decrease in interest income and approximately a $140,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume and other time deposits from March 1998 to March 1997.

            Outstanding loans and leases decreased during the three month period ended March 31, 1998, by approximately $3,060,000. During this period total deposits increased by approximately $3,129,000. The deposit mix changed as demand deposits increased by approximately $364,000, savings and NOW accounts increased by approximately $415,000, money market accounts decreased approximately $81,000, time deposits in excess of $100,000 decreased approximately $117,000, and other time deposits increased approximately $2,548,000. The net interest margin (net interest income expressed as a percentage of interest income) was 72 percent for the three month period ended March 31, 1998, as compared to 67 percent for the same period in 1997.

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

            During the three month period ended March 31, 1998, a provision of $59,000 was made as compared to $47,782 for the same period in 1997. The net charge-offs on previously granted loans were approximately $92,000 for the three months ended March 31, 1998, as compared to $26,000 for the same period in 1997.

OTHER INCOME

            The decrease of approximately $11,300 in other income in the three month period ended March 31, 1998, as compared to 1997, was due primarily to the decrease in fees and service charges.

OTHER EXPENSES

            Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, increased by approximately $61,000 or 3.4%, during the three month period ended March 31, 1998, as compared to the same period in 1997. The increase in other expenses was primarily a result of increases in equipment and professional services expense.

FINANCIAL CONDITION AND LIQUIDITY

            During the three months ended March 31, 1998, the Company's assets increased by approximately $3,059,000 or 2.7%, compared to December 31, 1997. The Company continued to have adequate cash resources with approximately $6,428,000 of cash held on deposit at other financial institutions, approximately $5,210,000 of investment securities, and $7,950,000 in Federal Funds Sold at March 31, 1998. Liquidity was up and resulted in the increase in cash and cash equivalents of approximately $4,727,000. The increased liquidity resulted primarily from the decrease in total non-liquid assets, an increase in total deposits and an increase in Federal Funds Sold. The Bank's investment portfolio contains $2,000 of unrealized gains on estimated fair values when compared to book values at March 31, 1998. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $67,000 at March 31, 1998. All loans on non-accrual status are considered to be impaired.

            Total shareholders' equity increased from approximately $8,267,000 at December 31, 1997 to $8,331,000 at March 31, 1998, as a result of net income generated for the three months then ended and an increase in the valuation allowance for investment securities.

            The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of March 31, 1998, the Company had a ratio of capital to risk-weighted assets of 9.42%, a ratio of Tier 1 capital to risk-weighted assets of 8.73%, and a leverage capital ratio of 7.39%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

            The following table sets forth information regarding the Bank's non-performing loans at March 31, 1998 and December 31, 1997.


                                                                       March 31,    December 31,
(Dollars in Thousands)                                                   1998         1997
                                                                      ----------    ----------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                      $       94
          Real estate                                                               $      109
          Installment loans to individuals                                    38           107
                                                                      ----------    ----------
                      Total Loans Past Due More Than 90 Days                 132           216
                                                                      ----------    ----------

Renegotiated Loans(2)                                                         --            --
                                                                      ----------    ----------

Non-accrual Loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                                            28
          Real estate                                                         67           201
                                                                      ----------    ----------
                      Total Non-accrual Loans                                 67           229
                                                                      ----------    ----------
                      Total Non-Performing Loans                      $      199    $      445
                                                                      ==========    ==========



(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1998 and 1997.

(3) There was one loan on non-accrual status totaling approximately $67,000 at March 31, 1998, and four loans totaling approximately $229,000 at December 31, 1997.

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

            As of March 31, 1998, the Bank's classified loans consisted of approximately $1,737,000 of loans classified as substandard. The Bank's $1,737,000 of loans classified as substandard consisted of approximately $1,538,000 of performing loans and approximately $199,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

            The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 1998, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1997.

            The reserve for probable loan and lease losses at March 31, 1998, was approximately $661,000 or .77% of total loans and leases, as compared to $695,000 or .78% of total credits at December 31, 1997. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

            The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                             March 31,     December 31,
(Dollars in Thousands)                                         1998           1997
                                                            ----------     ----------
Allowance For Loan Losses
      Balance, Beginning of period                          $      694     $      728
                                                            ----------     ----------
      Charge-offs
          Commercial, financial and agricultural                    38             34
          Real estate mortgage                                                     14
          Consumer loans                                            77            309
                                                            ----------     ----------
                      Total Charge-offs                            115            357
                                                            ----------     ----------
      Recoveries
          Commercial, financial and agricultural                     1             18
          Real estate mortgage                                                      6
          Consumer loans                                            22            156
                                                            ----------     ----------
                      Total Charge-offs                             23            180
                                                            ----------     ----------
Net Charge-offs                                                     92            177
                                                            ----------     ----------
Provision Charged to Operations                                     59            144
                                                            ----------     ----------
Balance, End of period                                      $      661     $      695
                                                            ==========     ==========
Net Charge-offs During the Period to Average Loans
 Outstanding During the Period Ended                              0.03%          0.19%
                                                            ==========     ==========
Allowance For Loan Losses to Total Losses                         0.79%          0.78%
                                                            ==========     ==========


            In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan," those loans identified as "impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          a)      Exhibits:  Data Schedule


          b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 1998.


                                         VINEYARD NATIONAL BANK



                                         By: /s/ Soule Sensenbach
                                         -------------------------------
                                         Soule Sensenbach
                                         Corporate Secretary