Form 10-Q
period 1998-06-30
VINEYARD NATIONAL BANCORP
filed 1998-08-11
CIK 840256

x                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998         Commission File No. 0-20862


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

       Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of June 30 , 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 1998 and December 31,1997.........................................3

    Consolidated Statements of Income
    For the Six Months and Three Months Ended June 30, 1998 and 1997...........4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Six Months Ended June 30, 1998 and 1997............................5

    Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1998 and 1997............................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................10


                                    PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................15

    Exhibit 27.  Data Schedule................................................16

SIGNATURES....................................................................17

                                                                    Page 2 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS
                                                                                 June 30,           December 31,
                                                                                    1998               1997
                                                                              --------------      --------------
Cash and due from banks                                                       $   6,033,602       $   6,404,346
Federal funds sold                                                                3,110,000           2,950,000
                                                                              -------------       -------------
                    Total Cash and Cash Equivalents                               9,143,602           9,354,346
                                                                              -------------       -------------
Interest-bearing deposits in other financial institutions                           495,000
Investment securities
      Available-for-sale                                                          6,735,101           4,701,490
Loans, net of unearned income                                                    85,691,700          88,675,135
Loans held for sale                                                                 759,271             424,950
Direct lease financing                                                               14,354              14,354
      Less:  Reserve for probable loan and lease losses                            (662,190)           (694,880)
                                                                              -------------       -------------
                                                                                 85,803,135          88,419,559
Other real estate owned                                                             287,354             492,492
Bank premises and equipment                                                       6,555,803           6,741,300
Accrued interest                                                                    541,305             445,033
Cash surrender value of life insurance                                            1,655,873             981,467
Other assets                                                                        433,303             375,125
                                                                              -------------       -------------
                    Total Assets                                              $ 111,650,476       $ 111,510,812
                                                                              =============       =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
          Demand deposits                                                        30,153,573          29,455,497
          Savings and NOW deposits                                               25,967,745          25,562,601
          Money market deposits                                                  10,680,614          12,168,373
          Time deposits in denominations
           of $100,000 or more                                                    8,019,836           7,522,574
          Other time deposits                                                    27,078,372          27,032,311
                                                                              -------------       -------------
                                                                                101,900,140         101,741,356
          Accrued employee salary benefits                                          412,262             781,712
          Accrued interest and other liabilities                                    864,035             721,241
                                                                              -------------       -------------
                  Total Liabilities                                             103,176,437         103,244,309
                                                                              -------------       -------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000 shares,                            2,106,258           2,106,258
           no par value, issued and outstanding 1,862,643
           shares in 1998 and 1997
          Additional paid-in capital                                              3,306,684           3,306,684
          Retained earnings                                                       3,040,134           2,837,599
          Accumulated other comprehensive income                                     20,963              15,962
                                                                              -------------       -------------
                  Total Stockholders' Equity                                      8,474,039           8,266,503
                                                                              -------------       -------------
                  Total Liabilities and Stockholders' Equity                  $ 111,650,476         111,510,812
                                                                              =============       =============

See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                Six Months Ended June 30,           Three Months Ended June 30,
                                                               ----------------------------         -----------------------------
                                                                 1998              1997               1998               1997
                                                               ----------        ----------         ----------         ----------
INTEREST INCOME
      Interest and fees on loans                             $ 4,398,284       $ 4,426,956       $ 2,258,307       $ 2,205,520
      Interest on Investment Securities
          Obligations of U.S. Government Agencies
            and Corporations                                     141,435           167,017            78,222           106,668
          Interest on other securities                             4,944             4,913             2,478             2,460
      Interest on deposits                                         5,170            12,721             4,128             7,288
      Interest on Federal funds sold                             158,774            97,566            88,141            65,252
      Direct lease financing income                                  445             4,085               224             1,688
                                                             -----------       -----------       -----------       -----------
                    Total Interest Income                      4,709,052         4,713,258         2,431,500         2,388,876
                                                             -----------       -----------       -----------       -----------
INTEREST EXPENSE
      Interest on savings deposits                               103,544           107,514            53,153            54,896
      Interest on NOW and money market deposits                  225,952           233,848           113,413           122,073
      Interest on time deposits in denominations
        of $100,000 or more                                      203,889           185,013           101,924            94,042
      Interest on other time deposits                            732,093         1,029,505           369,565           522,781
      Interest on Federal funds purchased
        and other interest                                                           5,459                                   0
                                                             -----------       -----------       -----------       -----------
                    Total Interest Expense                     1,265,478         1,561,339           638,055           793,792
                                                             -----------       -----------       -----------       -----------
                    Net Interest Income                        3,443,574         3,151,919         1,793,445         1,595,084
PROVISION FOR LOAN AND LEASE LOSSES                             (123,982)          (47,782)          (64,982)                0
                                                             -----------       -----------       -----------       -----------
                    Net Interest Income After Provision                                                                      .
                     for Loan and Lease Losses                 3,319,592         3,104,137         1,728,463         1,595,084
                                                             -----------       -----------       -----------       -----------
OTHER INCOME
      Fees and service charges and gain
        on sale of loans                                         722,822           809,024           353,669           419,894
      Net gain/(loss) on sale of
        investment securities                                      3,281            (1,057)                0                 0
      Other Income                                                12,046             8,010             5,912             4,560
                                                             -----------       -----------       -----------       -----------
                    Total Other Income                           738,149           815,977           359,581           424,454
                                                             -----------       -----------       -----------       -----------
OTHER EXPENSES
      Salaries and employee benefits                           1,771,320         1,748,184           885,110           846,105
      Occupancy expense of premises                              301,175           313,211           148,959           155,040
      Furniture and equipment expenses                           308,383           244,951           156,654           118,055
      Other expenses (Note #2)                                 1,334,328         1,272,634           652,031           648,111
                                                             -----------       -----------       -----------       -----------
                    Total Other Expenses                       3,715,206         3,578,980         1,842,754         1,767,311
                                                             -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                                       342,535           341,134           245,290           252,227
INCOME TAXES                                                    (140,000)         (139,000)         (101,000)         (103,000)
                                                             -----------       -----------       -----------       -----------
NET INCOME                                                   $   202,535       $   202,134       $   144,290       $   149,227
                                                             ===========       ===========       ===========       ===========
BASIC AND DILUTED EARNINGS PER SHARE                         $      0.11       $      0.11       $      0.08       $      0.08
                                                             ===========       ===========       ===========       ===========

See accompanying notes to financial statements.
                                                                    Page 4 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                     Accumulated
                                             Number of                    Additional                   other
                                              Shares       Common          Paid-in     Retained      comprehensive
                                            Outstanding     Stock          Capital     Earnings        income        Total
                                            ---------    -----------    -----------   -----------   -----------   -----------
BALANCE, January 1, 1997                    1,862,643    $ 2,106,258    $ 3,306,684   $ 2,433,463   $     5,007   $77,851,412
                                            ---------    -----------    -----------   -----------   -----------   -----------
 Comprehensive income
      Net Income                                                                          202,134                     202,134
      Unrealized security holding gains                                                                   3,474         3,474
      less reclassification
         adjustments for losses                                                                            (614)         (614)
      Total other comprehensive income                                                                                  2,860
                                            ---------    -----------    -----------   -----------   -----------   -----------
 Total Comprehensive income                                                                                           204,994
                                            ---------    -----------    -----------   -----------   -----------   -----------

BALANCE, June 30,1997                       1,862,643    $ 2,106,258    $ 3,306,684    $2,635,597   $     7,867   $78,056,406
                                            =========    ===========    ===========    ==========   ===========   ===========

Grossup of change in unrealized gain or loss
                                                              Gross           Taxes            Net
                                                             --------        --------        -------
Net unrealized appreciation, January 1, 1997                 $  8,636        $ (3,629)       $ 5,007

Unrealized gains arising during the period                      5,984          (2,510)         3,474

Realized losses                                                (1,057)            443           (614)
                                                             --------        --------        -------

Ending Balance, June 30, 1997                                $ 13,563        $ (5,696)       $ 7,867
                                                             ========        ========        =======


                                                                                                         Accumulated
                                                 Number of                   Additional                     other
                                                  Shares         Common        Paid-in       Retained    comprehensive
                                                Outstanding       Stock        Capital       Earnings        income        Total
                                                -----------    -----------    -----------   -----------   -----------  -----------
BALANCE, January 1, 1998                         1,862,643    $ 2,106,258    $ 3,306,684   $ 2,837,599   $    15,962   $ 8,266,503
                                                 ---------    -----------    -----------   -----------   -----------   -----------

      Comprehensive income
           Net Income                                                                          202,535                     202,535
           Unrealized security holding gains                                                                   6,904         6,904
           less reclassification adjustments
              for gains                                                                                       (1,903)       (1,903)
           Total other comprehensive income                                                                                  5,001
                                                 ---------    -----------    -----------   -----------   -----------   -----------
      Total Comprehensive income                                                                                           107,536
                                                 ---------    -----------    -----------   -----------   -----------   -----------
BALANCE, June 30,1998                            1,862,643    $ 2,106,258    $ 3,306,684   $ 3,040,134   $    20,963   $ 8,474,039
                                                 =========    ===========    ===========   ===========   ===========   ===========


Grossup of change in unrealized gain or loss

                                                              Gross           Taxes           Net
                                                             --------       ---------       --------
Net unrealized appreciation, January 1, 1998                 $ 27,523       $ (11,561)      $ 15,962

Unrealized gains arising during the period                     11,902          (4,998)         6,904

Realized gains                                                 (3,281)          1,378         (1,903)
                                                             --------       ---------       --------

Ending Balance, June 30, 1998                                $ 36,144       $ (15,181)      $ 20,963
                                                             ========       =========       ========

See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 1997

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                        1998             1997
                                                                    ------------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                  $  3,731,915     $  3,830,417
        Service fees and other income received                           734,868          816,456
        Financing revenue received under leases                              445            4,085
        Interest paid                                                 (1,256,704)      (1,551,950)
        Cash paid to suppliers and employees                          (4,365,516)      (3,256,090)
        Income taxes paid                                               (122,096)          (1,600)
                                                                    ------------     ------------
                Net Cash Used by Operating Activities                 (1,277,088)        (158,682)
                                                                    ------------     ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investment securities
         available-for-sale                                            2,500,000        1,350,000
        Proceeds from sales of investment securities
         available-for-sale                                              503,365        2,386,296
        Purchase of investment securities available-for-sale          (5,011,532)      (5,980,652)
        Net increase in deposits in other financial institutions        (495,000)        (198,000)
        Net loans made to customers and principal collections
         of loans                                                      3,325,685        4,233,962
        Net decrease in leases to customers                               98,897
        Net decrease in other real estate owned                          173,582          210,547
        Recoveries on loans previously written off                        33,637          114,235
        Capital expenditures                                            (160,703)        (385,789)
        Proceeds from sale of property, plant and equipment               38,526
                                                                    ------------     ------------
                Net Cash Provided by Investing Activities                907,560        1,829,496
                                                                    ------------     ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase/(decrease) in demand deposits, NOW
         accounts savings accounts, and money market deposits           (384,539)       3,833,126
        Net increase in certificates of deposit                          543,323        1,850,764
        Decrease in Federal funds purchased                                            (3,700,000)
                                                                    ------------     ------------
                    Net Cash Provided by Financing Activities            158,784        1,983,890
                                                                    ------------     ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    (210,744)       3,654,704
CASH AND CASH EQUIVALENTS, Beginning of year                           9,354,346        7,619,307
                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, End of quarter                           $  9,143,602     $ 11,274,011
                                                                    ============     ============



See accompanying notes to financial statements.
                                                                   Page 6 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 1997

                                                                            1998             1997
                                                                        ------------     ------------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income                                                          $   202,535     $   202,134
                                                                        -----------     -----------
    Adjustments to Reconcile Net Income to
     Net Cash Provided/(Used) by Operating Activities
        Depreciation and amortization                                       294,134         228,511
        Provision for probable credit losses                                123,982          47,782
        Loss on sale of other real estate owned                              31,556           7,166
        Increase in taxes payable                                            17,904         137,400
        Increase in other assets                                           (732,584)        (24,380)
        Decrease in unearned loan fees                                     (866,880)       (770,027)
        Increase in interest receivable                                     (96,272)        (80,461)
        Increase in interest payable                                          8,774           9,389
        Increase/(Decrease) in accrued expense and other liabilities       (256,956)         82,747
        (Gain)/Loss on sale of investments                                   (3,281)          1,057
                                                                        -----------     -----------
                Total Adjustments                                        (1,479,623)       (360,816)
                                                                        -----------     -----------
                Net Cash Used by Operating Activities                   $(1,277,088)    $  (158,682)
                                                                        ===========     ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities           $     5,001     $     2,860
                                                                        ===========     ===========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


                                              .                     Page 7 of 17

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             JUNE 30, 1998 AND 1997



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1996, the Company was required to implement SFAS No. 123, "Stock Based Compensation", which changes the method disclosing the Company's stock-based compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and implemented SFAS No. 123 in its footnote disclosures.

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

Effective for years beginning after December 31, 1997, the Company was required to implement SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the six month periods ended June 30, 1998 and 1997:

                                          Six Months Ended           Three Months Ended
                                              June 30,                   June 30,
                                       -----------------------     ----------------------
                                          1998        1997           1998         1997
                                       ----------   ----------     ---------    ---------
Data processing                        $  321,735   $  344,563     $ 161,533    $ 172,954
Marketing expenses                        169,431      192,218        74,060       87,875
Office supplies, postage
 and telephone                            190,825      117,014        95,871       52,754
Professional expenses                     323,514      222,185       156,949      119,148
Bank insurance and assessments             79,966      111,088        44,798       50,540
Other                                     248,857      285,566       118,820      164,840
                                       ----------   ----------     ---------    ---------
          Total Other Expenses         $1,334,328   $1,272,634     $ 652,031    $ 648,111
                                       ==========   ==========     =========    =========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             JUNE 30, 1998 AND 1997



NOTE #3 - EARNINGS PER COMMON EQUIVALENT SHARE

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

RESULTS OF OPERATIONS

         The Company had net income of $202,535 for the six months ended June 30, 1998, as compared to $202,134 for the same period in 1997.

NET INTEREST INCOME

         The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased approximately $292,000 or 9.3% in the six month period ended June 30, 1998, as compared to the same period in 1997. The increase was due primarily to approximately a $4,000 decrease in interest income and approximately a $296,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume and other time deposits from June 1998 to June 1997.

         Outstanding loans and leases decreased during the six month period ended June 30, 1998, by approximately $2,584,000. During this period total deposits increased by approximately $159,000. The deposit mix changed as demand deposits increased by approximately $698,000, savings and NOW accounts increased by approximately $405,000, money market accounts decreased approximately $1,488,000, time deposits in excess of $100,000 increased approximately $497,000, and other time deposits increased approximately $46,000. The net interest margin (net interest income expressed as a percentage of interest income) was 73 percent for the six month period ended June 30, 1998, as compared to 67 percent for the same period in 1997.

PROVISION FOR PROBABLE LOAN AND LEASES LOSSES

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

         During the six month period ended June 30, 1998, a provision of approximately $124,000 was made as compared to approximately $48,000 for the same period in 1997. The net charge-offs on previously granted loans were approximately $156,000 for the six months ended June 30, 1998, as compared to $26,000 for the same period in 1997.

                   During the three month period ended June 30, 1998, a provision of approximately $65,000 was made as compared to no provision for the same period in 1997. The net charge-offs on previously granted loans were approximately $64,000 for the three months ended June 30, 1998, as compared to $26,000 for the same period in 1997.
                                                                   Page 10 of 17

OTHER INCOME

         The decrease of approximately $78,000 in other income in the six month period ended June 30, 1998, as compared to 1997, was due primarily to the decrease in fees and service charges. The decrease of approximately $65,000 in other income in the three month period ended June 30, 1998, was due primarily to the decrease in fees and service charges as well.

OTHER EXPENSES

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) insurance, data processing, professional fees and other non-interest expense, increased by approximately $136,000 or 3.8%, during the six month period ended June 30, 1998, as compared to the same period in 1997. The increase in other expenses was primarily a result of increases in equipment and professional expenses.

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) insurance, data processing, professional fees and other non-interest expense, increased by approximately $75,000 or 4.3%, during the six month period ended June 30, 1998, as compared to the same period in 1997. The increase in other expenses was primarily a result of increases in equipment and salaries and employee benefits expense.

FINANCIAL CONDITION AND LIQUIDITY

         During the six months ended June 30, 1998, the Company's assets increased by approximately $140,000 or .13%, compared to December 31, 1997. The Company continued to have adequate cash resources with approximately $6,034,000 of cash held on deposit at other financial institutions, approximately $6,735,000 of investment securities, and $3,110,000 in Federal Funds Sold at June 30, 1998. Liquidity was up and resulted in the increase in liquid assets of approximately $2,318,000. The increased liquidity resulted primarily from the decrease in total non-liquid assets and increases in Federal Funds Sold and Investment Securities. The Bank's investment portfolio contains $36,000 of unrealized gains on estimated fair values when compared to book values at June 30, 1998. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $121,000 at June 30, 1998. All loans on non-accrual status are considered to be impaired.

         Total shareholders' equity increased from approximately $8,267,000 at December 31, 1997, to $8,474,000 at June 30, 1998, as a result of net income generated for the six months then ended and an increase in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of June 30, 1998, the Company had a ratio of capital to risk-weighted assets of 9.58%, a ratio of Tier 1 capital to risk-weighted assets of 8.88%, and a leverage capital ratio of 7.40%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at June 30, 1998, and December 31, 1997.


            (dollars in thousands)                      June 30,        December 31,
                                                         1998              1997
                                                     --------------   --------------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate                                                     $109
          Installment loans to individuals              $  1               107
                                                        ----              ----
        Total Loans Past Due More Than 90 Days             1               216
                                                        ----              ----
Renegotiated loans(2)
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial, financial and agricultural          54                28
          Real estate                                     67               201
                                                        ----              ----
        Total Non-Accrual Loans                         $121              $229
                                                        ====              ====

        Total Non-Performing Loans                      $122              $445
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

(3) There were two loans on non-accrual status totaling approximately $121,000 at June 30, 1998, and four loans totaling approximately $229,000 at December 31, 1997.

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

         As of June 30, 1998, the Bank's classified loans consisted of approximately $1,756,000 of loans classified as substandard. The Bank's $1,756,000 of loans classified as substandard consisted of approximately $1,634,000 of performing loans and approximately $122,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 1998, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1997.

         The reserve for probable loan and lease losses at June 30, 1998, was approximately $662,000 or .77% of total loans and leases, as compared to $695,000 or .78% of total credits at December 31, 1997. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(dollars in thousands)                                            June 30,      December 31,
                                                                   1998             1997
                                                                -----------      ---------
Loans and Lease Loss Reserve Balance,
  Beginning of Period                                              $695             $728
                                                                   ----             ----
     Charge-offs
         Domestic
             Commercial, financial &  agricultural                   37               34
             Real estate - mortgage                                                   14
             Consumer loans                                         154              309
                                                                   ----             ----
                                                                    191              357
                                                                   ----             ----
     Recoveries
         Domestic
             Commercial, financial &  agricultural                    2               18
             Real estate - mortgage                                                    6
             Consumer loans                                          32              156
                                                                   ----             ----
                                                                     34              180
                                                                   ----             ----
Net charge-offs/(recoveries)                                        157              177
Additions/(Reductions) charged to operations                        124              144
                                                                   ----             ----

Loan and Lease Loss Reserve Balance, End of Year                   $662             $695
                                                                   ====             ====

Ratio of Net Charge-offs/(Recoveries) During the Year
to Average Loans and Leases Outstanding During the Year            0.18%            0.19%
                                                                   ====             ====

Ratio of Reserve for Loan Losses to Loans at Period End            0.77%            0.78%
                                                                   ====             ====

(1) Loans, net of unearned income

         In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan," loans identified as "impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)    Exhibits:  Data Schedule


       b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 1998.


                                          VINEYARD NATIONAL BANK



                                          By: /s/ Soule Sensenbach
                                              ---------------------------------
                                              Soule Sensenbach
                                              Corporate Secretary