Form 10-Q
period 1998-09-30
VINEYARD NATIONAL BANCORP
filed 1998-11-12
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998    Commission File No. 0-20862


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

       Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,643 shares of common stock as of September 30, 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY




                               TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    September 30, 1998 and December 31, 1997...................................3

    Consolidated Statements of Income
    For the Nine Months and Three Months Ended September 30, 1998 and 1997.....4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Nine Months Ended September 30, 1998 and 1997......................6

    Consolidated Statements of Cash Flows
    For the Nine Months Ended September 30, 1998 and 1997......................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................11


                                    PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................17

    Exhibit 27.  Data Schedule................................................18

    Signatures................................................................19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS
                                                                      September 30,            December 31,
                                                                          1998                    1997
                                                                      -------------           -------------

Cash and due from banks                                               $   4,960,006           $   6,404,346
Federal funds sold                                                        6,315,000               2,950,000
                                                                      -------------           -------------
                    Total Cash and Cash Equivalents                      11,275,006               9,354,346
                                                                      -------------           -------------
Interest-bearing deposits in other financial institutions                   495,000
Investment securities
      Available-for-sale                                                  6,825,304               4,701,490
Loans, net of unearned income                                            85,089,954              88,675,135
Loans held for sale                                                       1,385,473                 424,950
Direct lease financing                                                       14,354                  14,354
      Less:  Reserve for probable loan
       and leases losses                                                   (660,269)               (694,880)
                                                                      -------------           -------------
                                                                         85,829,512              88,419,559
Bank premises and equipment                                               6,479,705               6,741,300
Accrued interest                                                            510,526                 445,033
Cash surrender value of life insurance                                    1,655,873                 981,467
Other real estate owned                                                     287,354                 492,492
Other assets                                                                464,986                 375,125
                                                                      -------------           -------------
                    Total Assets                                      $ 113,823,266           $ 111,510,812
                                                                      =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
          Demand deposits                                                30,107,016              29,455,497
          Savings and NOW deposits                                       24,093,472              25,562,601
          Money market deposits                                          12,216,031              12,168,373
          Time deposits in denominations
           of $100,000 or more                                            9,261,347               7,522,574
          Other time deposits                                            27,977,164              27,032,311
                                                                      -------------           -------------
                                                                        103,655,030             101,741,356
          Federal funds purchased
          Accrued employee salary benefits                                  562,883                 781,712
          Accrued interest and other liabilities                          1,034,993                 721,241
                                                                      -------------           -------------
                  Total Liabilities                                     105,252,906             103,244,309
                                                                      -------------           -------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000
           shares, no par value, issued and outstanding
           1,862,643 shares in 1998 and 1997                              2,106,258               2,106,258
          Additional paid-in capital                                      3,306,684               3,306,684
          Retained earnings                                               3,097,574               2,837,599
          Accumulated other comprehensive income                             59,844                  15,962
                                                                      -------------           -------------
                  Total Stockholders' Equity                              8,570,360               8,266,503
                                                                      -------------           -------------
                  Total Liabilities and Stockholders' Equity          $ 113,823,266           $ 111,510,812
                                                                      =============           =============


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    AND 1997


                                                        Nine Months Ended September 30,          Three Months Ended September 30,
                                                       ---------------------------------         ---------------------------------
                                                           1998                  1997                1998                  1997
                                                       -----------           -----------         -----------           -----------
INTEREST INCOME
      Interest and fees on loans                       $ 6,570,546           $ 6,546,419         $ 2,172,262           $ 2,119,463
      Interest on Investment Securities
          Obligations of U.S. Government
           Agencies and Corporations                       234,641               285,264              93,206               118,247
      Obligations of State
        and Political Subdivisions
           Interest on other securities                      7,422                 7,373               2,478                 2,460
      Interest on deposits                                  12,517                17,398               7,347                 4,677
      Interest on Federal funds sold                       224,580               137,614              65,806                40,048
      Direct lease financing income                            671                 4,607                 226                   522
                                                       -----------           -----------         -----------           -----------
                    Total Interest Income                7,050,377             6,998,675           2,341,325             2,285,417
                                                       -----------           -----------         -----------           -----------
INTEREST EXPENSE
      Interest on savings deposits                         156,647               162,616              53,103                55,102
      Interest on NOW and
        money market deposits                              337,487               354,664             111,535               120,816
      Interest on time deposits in
       denominations of $100,000 or more                   230,114               278,745              26,225                93,732
      Interest on other time deposits                    1,187,367             1,502,470             455,274               472,965
      Interest on Federal funds
       purchased and other interest                                                5,550                                        91
                                                       -----------           -----------         -----------           -----------
                    Total Interest Expense               1,911,615             2,304,045             646,137               742,706
                                                       -----------           -----------         -----------           -----------
                    Net Interest Income                  5,138,762             4,694,630           1,695,188             1,542,711
PROVISION FOR LOAN AND LEASE LOSSES                       (142,982)              (78,782)            (19,000)              (31,000)
                                                       -----------           -----------         -----------           -----------
                    Net Interest Income After
                      Provision for Loan
                      and Lease Losses                   4,995,780             4,615,848           1,676,188             1,511,711
                                                       -----------           -----------         -----------           -----------


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


OTHER INCOME
      Fees and service charges                         $ 1,088,994           $ 1,187,886         $   366,172           $   378,862
      Net gain/(loss) on sale of
       investment securities                                 3,281                (1,057)               --                    --
      Other Income                                          17,181                43,493               5,135                35,483
                                                       -----------           -----------         -----------           -----------
                    Total Other Income                   1,109,456             1,230,322             371,307               414,345
                                                       -----------           -----------         -----------           -----------
OTHER EXPENSES
      Salaries and employee benefits                     2,686,477             2,692,134             915,157               943,950
      Occupancy expense of premises                        466,479               466,647             165,304               153,436
      Furniture and equipment expenses                     495,203               400,818             186,820               155,867
      Other expenses (Note #2)                           2,017,102             1,916,969             682,773               644,335
                                                       -----------           -----------         -----------           -----------
                    Total Other Expenses                 5,665,261             5,476,568           1,950,054             1,897,588
                                                       -----------           -----------         -----------           -----------
INCOME BEFORE INCOME TAXES                                 439,975               369,602              97,441                28,468
INCOME TAXES                                              (180,000)             (148,000)            (40,000)               (9,000)
                                                       -----------           -----------         -----------           -----------
NET INCOME                                             $   259,975           $   221,602         $    57,441           $    19,468
                                                       ===========           ===========         ===========           ===========
EARNINGS PER SHARE OF
 COMMON STOCK (Note #3)
  BASIC                                                $      0.14           $      0.12         $      0.03           $      0.01
                                                       ===========           ===========         ===========           ===========
  DILUTED                                              $      0.14           $      0.12         $      0.03           $      0.01
                                                       ===========           ===========         ===========           ===========


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                                  Accumulated
                                    Number of                       Additional                       other
                                      Shares          Common         Paid-in        Retained      comprehensive
                                   Outstanding        Stock          Capital        Earnings         income            Total
                                  -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, January 1, 1997              1,862,643   $   2,106,258   $   3,306,684   $   2,433,463   $       5,007   $   7,851,412
  Comprehensive income
     Net Income                                                                         221,602                         221,602
     Unrealized security
       holding gains                                                                                     12,333          12,333
Less reclassification
  adjustment for losses                                                                                     614             614
     Total other
       comprehensive income                                                                                              12,947
     Total Comprehensive income                                                                                         234,549
                                  -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, September 30, 1997           1,862,643   $   2,106,258   $   3,306,684   $   2,655,065   $      17,954   $   8,085,961
                                  =============   =============   =============   =============   =============   =============

Grossup of change in unrealized gain or loss
                                                                           Gross              Taxes                Net
                                                                       -------------      -------------       -------------
Net unrealized appreciation, January 1, 1997                               8,637             (3,630)              5,007
Gross gains arising during the period                                     21,261             (8,928)             12,333
Realized losses                                                            1,057               (443)                614
                                                                       -------------      -------------       -------------
Ending Balance, September 30, 1997                                        30,955            (13,001)             17,954
                                                                       =============      =============       =============





See accompanying notes to financial statements.

                                                                                                    Accumulated
                                      Number of                     Additional                         other
                                        Shares         Common        Paid-in        Retained       comprehensive
                                     Outstanding       Stock         Capital        Earnings           income            Total
                                    -------------  -------------  -------------   -------------     -------------   -------------
BALANCE, January 1, 1998                1,862,643  $   2,106,258  $   3,306,684   $   2,837,599     $     15,962    $   8,266,503
  Comprehensive income
    Net Income                                                                          259,975                           259,975
    Unrealized security
      holding gains                                                                                        45,785          45,785
  Less reclassification
    adjustments for gains                                                                                  (1,903)         (1,903)
      Total other
        comprehensive income                                                                                               43,882
      Total Comprehensive income                                                                                          303,857
                                    -------------  -------------  -------------   -------------     -------------   -------------

BALANCE, September 30, 1998             1,862,643  $   2,106,258  $   3,306,684   $   3,097,574     $      59,844   $   8,570,360
                                    =============  =============  =============   =============     =============   =============


Grossup of change in unrealized gain or loss
                                                                           Gross              Taxes                Net
                                                                       -------------      -------------       -------------
Net unrealized appreciation, January 1, 1998                               27,523            (11,561)             15,962
Gross gains arising during the period                                      78,937            (33,152)             45,785
Realized gains                                                             (3,281)             1,378              (1,903)
                                                                       -------------      -------------       -------------

Ending Balance, September 30, 1998                                        103,179            (43,335)             59,844
                                                                       =============      =============       =============





See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                      1998                   1997
                                                                                 -------------          -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                               $   5,799,450          $   5,241,102
        Service fees and other income received                                       1,106,175              1,231,378
        Financing revenue received under leases                                            671                  4,607
        Interest paid                                                               (1,782,192)            (2,591,650)
        Cash paid to suppliers and employees                                        (6,009,611)            (4,959,292)
        Income taxes paid                                                             (153,765)                (5,000)
                                                                                 -------------          -------------
                Net Cash (Used In) Operating Activities                             (1,039,272)            (1,078,855)
                                                                                 -------------          -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investment securities
         available-for-sale                                                          2,500,000              2,350,000
        Proceeds from sales of investment securities
         available-for-sale                                                            503,363              2,386,296
        Purchase of investment securities available-for-sale                        (5,011,532)            (6,983,161)
        Net (increase)/decrease of deposits in other
         financial institutions                                                       (495,000)               396,000
        Net loans made to customers and principal collections
         of loans                                                                    3,550,122              6,729,897
        Net decrease in leases to customers                                                                   160,624
        Net (increase)/decrease in other real estate owned                             173,582                210,547
        Recoveries on loans previously written off                                      44,999                141,479
        Capital expenditures                                                          (495,294)              (699,454)
        Proceeds from sale of property, plant and equipment                            276,018                 33,975
                                                                                 -------------          -------------
                Net Cash Provided By Investing Activities                            1,046,258              4,726,203
                                                                                 -------------          -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in demand deposits, NOW
         accounts, savings accounts, and money market
         deposits                                                                     (769,952)             6,224,597
        Net increase/(decrease) in certificates of deposit                           2,683,626             (5,039,743)
        Decrease in Federal funds purchased                                                                (3,700,000)
                                                                                 -------------          -------------
                    Net Cash Provided By/(Used In) Financing Activities              1,913,674             (2,515,146)
                                                                                 -------------          -------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,920,660              1,132,202
CASH AND CASH EQUIVALENTS, Beginning of year                                         9,354,346              7,619,307
                                                                                 -------------          -------------
CASH AND CASH EQUIVALENTS, End of quarter                                        $  11,275,006          $   8,751,509
                                                                                 =============          =============


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                   1998                  1997
                                                                              -------------         -------------
RECONCILIATION OF NET INCOME TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income/(Loss)                                                         $     259,975         $     221,602
                                                                              -------------         -------------
    Adjustments to Reconcile Net Income to
     Net Cash Provided By/(Used In) by Operating Activities
        Depreciation and amortization                                               444,164               351,442
        Provision for probable credit losses                                        142,982                78,782
        Loss on sale of equipment                                                         0                     0
        Loss on sale of other real estate owned                                      31,556                 7,166
        Increase/(decrease) in taxes payable                                         26,235               143,000
        Decrease in other assets                                                   (764,267)                4,882
        Increase/(decrease) in unearned loan fees                                (1,148,055)           (1,494,180)
        (Increase)/decrease in interest receivable                                  (65,493)             (225,463)
        Increase/(decrease) in interest payable                                     129,423              (287,605)
        Increase/(decrease) in accrued expense and other liabilities                (92,511)              120,462
        (Gain)/loss on sale of investments                                           (3,281)                1,057
                                                                              -------------         -------------
                Total Adjustments                                                (1,299,247)           (1,300,457)
                                                                              -------------         -------------
                Net Cash (Used In) Operating Activities                       $  (1,039,272)        $  (1,078,855)
                                                                              =============         =============

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities                 $      43,882         $      12,947
                                                                              =============         =============


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Effective for years beginning in 1996, the Company was required to implement SFAS No. 123, "Stock Based Compensation," which changes the method of disclosing the Company's stock-based compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and implemented SFAS No. 123 in its footnote disclosures.

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

Effective for years beginning after December 31, 1997, the Company was required to implement SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the nine and three month periods ended September 30, 1998 and 1997:


                                                Nine Months Ended                      Three Months Ended
                                                  September 30,                           September 30,
                                        --------------------------------        --------------------------------
                                            1998                1997                1998                1997
                                        ------------        ------------        ------------        ------------

Data processing                         $    486,974        $    548,221        $    165,239        $    203,658
Marketing expenses                           202,283             267,197              32,852              74,979
Office supplies, postage
 and telephone                               287,311             256,138              96,486             139,124
Professional expenses                        445,302             368,903             121,788             146,718
Bank insurance and assessments               125,275             142,041              45,309              30,953
Other                                        469,957             334,469             221,099              48,903
                                        ------------        ------------        ------------        ------------
          Total Other Expenses          $  2,017,102        $  1,916,969        $    682,773        $    644,335
                                        ============        ============        ============        ============


NOTE #3 - EARNINGS/(LOSS) PER COMMON EQUIVALENT SHARE

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


RESULTS OF OPERATIONS

         The Company incurred net income of $259,975 for the nine months ended September 30, 1998, as compared to net income of $221,602 for the same period in 1997.

NET INTEREST INCOME

         The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $152,000 or 9.9% in the nine month period ended September 30, 1998, as compared to the same period in 1997. This increase was due primarily to a $55,000 increase in interest income and a $97,000 decrease in interest expense. The net change was substantially a result of the increases in interest on loans and federal funds sold and a decrease in interest on time deposits.

         Outstanding loans and leases decreased during the nine month period ended September 30, 1998, by $2,625,000 as a direct result of loans being paid off. During this period total deposits increased by $1,914,000. The deposit mix changed significantly as demand deposits increased by $652,000, money market accounts increased $48,000, savings and NOW accounts decreased by $1,469,000, time deposits in excess of $100,000 increased $1,739,000, and other time deposits increased $945,000. The net interest margin (net interest income expressed as a percentage of interest income) was 72 percent in 1998 as compared to 68 percent in 1997.

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


         During the nine month period ended September 30, 1998, a provision was made of $143,000 as compared to $79,000 for the same period in 1997. The net charge-offs on previously granted loans was approximately $178,000 for the nine months ended September 30, 1998, as compared to net charge-offs of approximately $177,000 for the same period in 1997.

         During the three month period ended September 30, 1998, a provision was made of $19,000 as compared to $31,000 for the same period in 1997. The net charge-offs on previously granted loans was approximately $21,000 for the three months ended September 30, 1998, as compared to net charge-offs of $108,000 for the same period in 1997.

OTHER INCOME

         The decrease of $121,000 or 9.8%,in other income in the nine month period ended September 30, 1998, as compared to 1997, was due primarily to the decrease in fees and service charges and miscellaneous other income. The decrease of $43,000 or 10% in the three month period ended September 30, 1998, as compared to 1997, was due primarily to the decrease in miscellaneous other income.

OTHER EXPENSES

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) insurance, data processing, professional fees and other non-interest expense, increased by approximately $189,000 or 3%, during the nine month period ended September 30, 1998, as compared to the same period in 1997.

         The $52,000 or 3% increase in other expenses during the three month period ended September 30, 1998, was affected by increases in furniture and equipment expenses, and other expenses.


FINANCIAL CONDITION AND LIQUIDITY

         During the nine months ended September 30, 1998, the Company's assets decreased by approximately $2.3 million or 2%, compared to December 31, 1997. The Company continued to have adequate cash resources with approximately $4,960,000 of cash held on deposit at other financial institutions, $6,825,000 of investment securities, and $6,315,000 in Federal Funds Sold at September 30, 1998. The Bank's investment portfolio contains $79,000 of unrealized gains on estimated fair values when compared to book values at September 30, 1998. Investment securities totaling $2,500,000 matured during the nine month period ended September 30, 1998. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $121,000 at September 30, 1998. All loans on non-accrual status are considered to be impaired.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


         Total shareholders' equity increased from approximately $8,267,000 at December 31, 1997, to $8,570,000 at September 30, 1998, as a result of net income generated for the nine months then ended and an increase in the valuation allowance for investment securities.

         The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of September 30, 1998, the Company had a ratio of capital to risk-weighted assets of 9.57%, a ratio of Tier 1 capital to risk-weighted assets of 8.88%, and a leverage capital ratio of 7.47%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.


NON-PERFORMING LOANS


         The following table sets forth information regarding the Bank's non-performing loans at September 30, 1998, and December 31, 1997.


            (dollars in thousands)                              September 30,        December 31,
                                                                    1998                1997
                                                                -------------       -------------
Accruing Loans More Than 90 Days Past Due 1
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate                                                               $         109
          Installment loans to individuals                      $          21                 107
                                                                -------------       -------------
        Total Loans Past Due More Than 90 Days                             21                 216
                                                                -------------       -------------
Renegotiated loans 2
Non-accrual loans 3
      Aggregate loan amounts
          Commercial, financial and agricultural                           54                  28
          Real estate                                                      67                 201
                                                                -------------       -------------
        Total Non-Accrual Loans                                 $         121       $         229
                                                                =============       =============

        Total Non-Performing Loans                              $         142       $         445
                                                                =============       =============


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1998 and 1997.

(3) There were two loans on non-accrual status totaling approximately $121,000 at September 30, 1998, and four loans totaling approximately $229,000 at December 31, 1997.

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

         As of September 30, 1998, the Bank's classified loans consisted of approximately $1,864,000 of loans classified as substandard. The Bank's $1,864,000 of loans classified as substandard consisted of approximately $1,722,000 of performing loans and approximately $142,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.


RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 1998, reflected an amount which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of September 30, 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


         The reserve for probable loan and lease losses at September 30,1998, was $660,000 or .76% of total loans and leases, as compared to $695,000 or .77% of total credits at December 31, 1997. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                September 30,         December 31,
(Dollars in Thousands)                                               1998                 1997
                                                                -------------        -------------

Allowance for Loan Losses                                       $         695        $         728
                                                                -------------        -------------
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and agricultural                           37                   34
          Real estate mortgage                                                                  14
          Consumer loans                                                  186                  309
                                                                -------------        -------------
                             Total Charge-Offs                            223                  357
                                                                -------------        -------------
     Recoveries
          Commercial, financial and agricultural                            3                   18
          Real estate mortgage                                                                   6
          Consumer loans                                                   42                  156
                                                                -------------        -------------
                             Total Recoveries                              45                  180
                                                                -------------        -------------
Net Charge-Offs                                                           178                  177
Provision Charged to Operations                                           143                  144
                                                                -------------        -------------
Balance, End of period                                          $         660        $         695
                                                                =============        =============

Net Charge-Offs During the Period to Average
 Loans Outstanding During the Period Ended                               0.20%                0.19%
                                                                =============        =============

Allowance for Loan Losses to Total Loans                                 0.76%                0.78%
                                                                =============        =============


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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


YEAR 2000 DISCLOSURE

        The Company models their Y2K project from the Federal Financial Institutions Examination council (FFIEC) Statement of May 5, 1997. This Statement outlines five phases for institutions to effectively manage Year 2000 challenge. These phases are Awareness, Assessment, Renovation, Validation and Implementation.

        The Company's Y2K committee has completed its Awareness phase and Assessment phase and is in the process of ensuring that the Assessment and Renovation steps are valid and complete. New Y2K compliant Automated Teller Machines (ATMs) and software have been installed in all of our branches. The Company's third party servicing was tested in October 1998. As deficiencies are discovered, the affected systems will be repaired and tested. All of our systems should be Year 2000 compliant and back into production by December 31, 1998.

        Customer relationships represent significant potential risks for banks. A key activity recently completed is the review of due diligence surveys mailed to key depositors and borrowers of the Company. Ninety-eight percent of the Company's depositors who responded to the survey are aware of the Year 2000 problem. Seventy percent felt they would make changes with their finances if it becomes apparent in mid-1999 that companies will not solve this problem by January 1, 2000. The Company will continue to keep customers aware of its Year 2000 status so as to not be at risk of losing customers due to uncertainty and concern over their account.

        Commercial and real estate loan clients meeting a predetermined criteria were asked to complete a Year 2000 assessment worksheet. Those existing borrowers were assigned an initial assessment based on their responses. As of July 1, 1998, all new and renewed credits, regardless of size, require a Year 2000 Worksheet to be completed by the borrower.

        At this time, the Company does not see any issues which would cause a risk to the company or its customers , and based on internal and third party assessments, believes compliance will be achieved by year-end 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)    Exhibits:  Data Schedule


       b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 1998.


                                  VINEYARD NATIONAL BANK



                                  By: /s/ Soule Sensenbach
                                      ------------------------------------------
                                          Soule Sensenbach
                                          Corporate Secretary