Form 10-K405
period 1998-12-31
VINEYARD NATIONAL BANCORP
filed 1999-03-30
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                 ----------------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-20862

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

        As of March 19, 1999, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $8,701,000. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

        1,862,776 shares of Common Stock of the registrant were outstanding at March 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed on or before April 30, 1999, are incorporated by reference in Part III of this Form 10-K.

This report includes a total of 71 pages.
Exhibit Index appears on page 70.

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

        VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

        As of December 31, 1998, the Company had total consolidated assets of approximately $116 million, tota l consolidated net loans of approximately $87 million, total consolidated deposits of approximately $105 million and total stockholders' equity of approximately $8.7 million.

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

DEPOSITS OF VINEYARD NATIONAL BANK

        Deposits represent the Bank's primary source of funds. As of December 31, 1998, the Bank had approximately 5,714 demand deposit accounts representing aggregate deposits of approximately $32,570,000 with an average account balance of $5,700, approximately 2,460 accounts representing approximately $27,129,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $11,028, approximately 3,526 accounts representing approximately $8,979,000 in savings deposits with an average account balance of $2,546 and approximately 1,828 accounts representing approximately $36,637,000 in time deposits ("TCD's") with an average account balance of $20,042. Of the total deposits at December 31, 1998, $9,453,000 were in the form of TCD's in denominations greater than $100,000 and $2,675,000 were municipal and other governmental deposits including both time and demand.

        During the 12 months ended December 31, 1998, average demand deposits increased by approximately $1,626,000 or 5.8%, and "NOW", super "NOW" and money market checking accounts decreased by approximately $811,000 or 2.7%. Average savings deposits decreased by approximately $597,000 or 6.1%, while average time deposits decreased by approximately $4,566,000 or 11.2%, including a decrease of $419,000 in average time certificates of deposits of $100,000 or more.

        Although there are some public depositors that carry large short-term deposits with the Bank, the Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effects resulting from the loss of a substantial depositor. At December 31, 1998, no individual, corporate or public depositor accounted for more than approximately 2% of the Bank's total deposits, and the five largest deposit accounts collectively represented 5% of total deposits.

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

(Dollars in Thousands)                                                                Year Ended December 31,
                                                                                 1998                       1997
                                                                      -------------------------   -------------------------
                                                                       Average          Percent    Average          Percent
Assets                                                                 Balance         of Total    Balance         of Total
                                                                      ---------       ---------   ---------       ---------
      Investment Securities
          Taxable                                                     $   5,714             5.0   $   6,478             5.5
      Federal funds sold                                                  5,849             5.1       3,409             2.9
      Due from banks-time deposits                                          372             0.3         278             0.2
      Loans                                                              86,782            76.2      92,963            78.9
      Direct lease financing                                                 13             0.0          79             0.1
      Reserve for loan and lease losses                                    (661)           (0.5)       (715)           (0.6)
                                                                      ---------       ---------   ---------       ---------
                      Net Loans and Leases                               86,134            75.7      92,327            78.4
                                                                      ---------       ---------   ---------       ---------
                      Total Interest Earning Assets                      98,069            86.1     102,492            87.0
      Cash and non-interest earning deposits                              6,181             5.4       6,417             5.4
      Net premises, furniture and equipment                               6,596             5.8       6,444             5.5
      Other assets                                                        3,087             2.7       2,410             2.1
                                                                      ---------       ---------   ---------       ---------
                      Total Assets                                    $ 113,933           100.0   $ 117,763           100.0
                                                                      =========       =========   =========       =========
Liabilities and Stockholders' Equity
      Savings deposits (1)                                               37,710            33.1      39,118            33.2
      Time deposits                                                      36,292            31.9      40,858            34.7
      Short-term borrowings                                                   2             0.0         107             0.1
                                                                      ---------       ---------   ---------       ---------
                      Total Interest-bearing Liabilities                 74,004            65.0      80,083            68.0
      Demand deposits                                                    29,890            26.2      28,264            24.0
      Other liabilities                                                   1,545             1.3       1,369             1.2
                                                                      ---------       ---------   ---------       ---------
                      Total Liabilities                                 105,439            92.5     109,716            93.2
Stockholders' Equity                                                      8,494             7.5       8,047             6.8
                                                                      ---------       ---------   ---------       ---------
                      Total Liabilities and Stockholders' Equity      $ 113,933           100.0   $ 117,763           100.0
                                                                      =========       =========   =========       =========


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

(Dollars in Thousands)                                                      1998                               1997
                                                              ------------------------------     -------------------------------
                                                              Average                Average      Average                Average
Earning Assets                                                Balance     Interest    Yield       Balance     Interest    Yield
                                                              -------     --------   -------     --------     --------   -------
      Investment Securities
          U.S. Treasury (3)                                   $ 1,396      $   83      5.9%      $  4,108      $  239      5.8%
          U.S. Government agencies (3)                          4,078         232      5.7%         2,171         126      5.8%
          Other securities                                        184          10      5.4%           182          10      5.5%
                                                              -------      ------                --------      ------
                      Total Investment Securities               5,658         325      5.7%         6,461         375      5.8%
      Federal funds sold                                        5,849         300      5.1%         3,409         185      5.4%
      Due from banks - time deposits                              372          20      5.4%           278          17      6.1%
      Loans (2)                                                86,782       8,532      9.8%        92,963       8,631      9.3%
      Lease financing (1)                                          13           1      7.7%            79           7      8.9%
                                                              -------      ------                --------      ------
                      Total Interest Earning Assets (1)       $98,674      $9,178      9.3%      $103,190      $9,215      8.9%
                                                              =======      ======                ========      ======
Interest Bearing Liabilities
      Domestic Deposits and Borrowed Funds
          Savings deposits (4)                                 37,710         656      1.7%        39,118         686      1.8%
          Time deposits                                        36,292       1,896      5.2%        40,858       2,250      5.5%
          Short-term borrowings                                     2           0      0.0%           107           7      6.5%
                                                              -------      ------                --------      ------
                      Total Interest Bearing Liabilities      $74,004      $2,552      3.4%      $ 80,083      $2,943      3.7%
                                                              =======      ======                ========      ======


        The table below shows the net interest earnings and the net yield on average earning assets (net of the reserves for probable loan losses).

                                                                     1998        1997
(Dollars in Thousands)                                              -------     -------
Total interests income (1)(2)                                       $ 9,178     $ 9,215
Total interest expense(5)                                             2,552       2,943
Total interest earnings(1)(2)                                         6,626       6,272
Total average earning assets                                         98,013     102,475
Net yield on average earning assets                                    6.8%        6.1%
Net yield on average earning assets (excluding loan fees)(1)(2)        5.8%        5.5%

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41% for 1998 and 25% for 1997.

(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for probable loan losses of $661,000 in 1998 and $715,000 in 1997. Loan fees of $678,000 in 1998 and $534,000 in 1997, are included in loan interest income. There were two non-accruing loans totaling approximately $114,000 at December 31, 1998 and four non-accruing loans totaling approximately $229,000 at December 31, 1997.

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

(Dollars in Thousands)                               Investment      Federal                    Direct
                                                     Securities       Funds                      Lease         Time
                                                       Taxable         Sold        Loans(2)   Financing(1)   Deposits      Total
                                                     ----------    ----------    ----------   -----------   ----------   ----------
Interest Earned On:
1998 compared to 1997
      Increase/(decrease) due to:
          Volume changes                             $      (46)   $      125    $     (871)   $       (5)  $        4   $     (793)
          Rate changes                                       (4)          (10)          772            (1)          (1)         756
                                                     ----------    ----------    ----------    ----------   ----------   ----------
                      Net Increase/(Decrease)        $      (50)   $      115    $      (99)   $       (6)  $        3   $      (37)
                                                     ==========    ==========    ==========    ==========   ==========   ==========

Interest Earned On:
1997 compared to 1996
      Increase/(decrease) due to:
          Volume changes                                   (277)           (3)          699           (27)         (29)         363
          Rate changes                                       23             9          (205)           (6)          12         (167)
                                                     ----------    ----------    ----------    ----------   ----------   ----------
                      Net Increase/(Decrease)        $     (254)   $        6    $      494    $      (33)  $      (17)  $      196
                                                     ==========    ==========    ==========    ==========   ==========   ==========


(1) Interest income includes the effects of tax equivalent adjustments on direct lease financing using tax rates which approximate 41.0 percent for 1998 and 25.0 percent for 1997.

(2) Includes increases in loan fees of $144,000 in 1998 and $67,000 in 1997.


(Dollars in Thousands)                                 Savings          Time          Short-term
                                                      Deposits        Deposits       Borrowings(3)      Total
                                                     ----------      ----------       ----------     ----------
Interest Paid On:
1998 compared to 1997
      Increase/(decrease) due to:
          Volume changes                             $      (25)     $     (243)      $       (5)    $     (273)
          Rate changes                                       (5)           (111)              (2)          (118)
                                                     ----------      ----------       ----------     ----------
                      Net Increase/(Decrease)        $      (30)     $     (354)      $       (7)    $     (391)
                                                     ==========      ==========       ==========     ==========

Interest Paid On:
1997 compared to 1996
      Increase/(decrease) due to:
          Volume changes                                    (49)            127                4             82
          Rate changes                                      (17)             16                1              0
                                                     ----------      ----------       ----------     ----------
                      Net Increase/(Decrease)        $      (66)     $      143       $        5     $       82
                                                     ==========      ==========       ==========     ==========


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




                                     1998                    1997
                              Available-for-Sale      Available-for-Sale
                              ------------------      ------------------
U.S. Treasury                     $      500              $    2,993
Federal agencies                       5,550                   1,512
Other securities                         187                     196
                                  ----------              ----------
                                  $    6,237              $    4,701
                                  ==========              ==========


        The following table shows the maturities of investment securities at December 31, 1998, and the weighted average yields of such securities.


  (Dollars in Thousands)                                          After One But
                              Within One Year                   Within Five Years
                          -----------------------          --------------------------
                             Available-for-Sale                Available-for-Sale
                          -----------------------          --------------------------
                           Amount          Yield            Amount             Yield
                          --------       --------          --------          --------
U.S. Treasury             $    500           5.00%
U.S. Agencies                1,503           5.56%         $  4,047              6.99%
                          --------                         --------
                          $  2,003           5.42%         $  4,047              6.99%
                          ========                         ========


LOAN PORTFOLIO

        The following table sets forth the amount of loans outstanding for each of the past two years.


             (Dollars in Thousands)                         December 31,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
Types of Loans
      Domestic
      Commercial, financial and agricultural        $   15,135       $   10,585
      Real estate construction                           3,825            1,960
      Real estate mortgage                              43,201           41,492
      Installment loans to individuals                  24,835           37,334
      Loans held for sale                                2,178              425
      Lease financing(1)                                                     14
      All other loans (including overdrafts)                92               31
                                                    ----------       ----------
                                                        89,266           91,841
      Less:
          Unearned income                               (1,333)          (2,727)
          Reserve for loan and lease losses               (686)            (694)
                                                    ----------       ----------
                      Total                         $   87,247       $   88,420
                                                    ==========       ==========


(1) Lease financing is net of unearned income of approximately $0 for 1998 and $1,000 for 1997.

        Real estate mortgage loans are comprised of multi-family real estate loans, SFR's and commercial real estate loans which represent 1.8%, 7.5% and 39.1% of total loan commitments respectively. The growth of commercial real estate loans is the result of consistent promotions and competitive pricing.

        Installment loan concentrations remain in auto loans, both indirect and direct. The auto financing area exhibits a good diversity in customers and smaller loan totals. Indirect dealer loans represent approximately 54% of total installment loans and 13% of total loan commitments. Approximately 98% of all indirect loans are "A" paper. While the Bank goes to adequate lengths to assess its auto dealers, the risks are evident with this type of financing.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

        The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1998.


               (Dollars in Thousands)                                                     Maturing
                                                                   -------------------------------------------------------
                                                                     Within         One to         After
                                                                    One Year      Five Years     Five Years        Total
                                                                   ----------     ----------     ----------     ----------
Domestic
      Commercial, financial and agricultural                       $   12,664     $    2,206     $      265     $   15,135
      Real estate construction                                          3,825                                        3,825
      Real estate mortgage                                             10,568         13,472         21,339         45,379
      Installment loans to individuals                                  3,430         20,363          1,042         24,835
      Lease financing (net of unearned income)                                                                           0
      All other loans                                                      92                                           92
                                                                   ----------     ----------     ----------     ----------
                      Total                                        $   30,579     $   36,041     $   22,646     $   89,266
                                                                   ==========     ==========     ==========     ==========

Loans and leases with predetermined interest rates                      4,719         28,244         22,419         55,382
Loans and leases with floating or adjustable interest rates            25,860          7,797            227         33,884
                                                                   ----------     ----------     ----------     ----------
                      Total                                        $   30,579     $   36,041     $   22,646     $   89,266
                                                                   ==========     ==========     ==========     ==========


ASSET/LIABILITY MANAGEMENT

        The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1998. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

       Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 39% of its total deposits at December 31, 1998, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.

RISK ELEMENTS




(Dollars in Thousands)                               Three      Over Three      Over One
                                                    Months        Through       Through        Over     Non-interest
                                                   or Less       12 Months     Five Years   Five Years     Bearing         Total
                                                 ----------     ----------     ----------   ----------  ------------    ----------
Assets
      Interest-bearing deposits
        in other financial institutions          $      693                                                             $      693
      Federal funds Sold                              5,815                                                                  5,815
      Investment securities                             500                    $    5,550   $      167   $       20          6,237
      Net loans and leases                           23,569     $    7,010         35,927       22,646       (1,905)        87,247
      Noninterest-bearing assets                                                                             15,871         15,871
                                                 ----------     ----------     ----------   ----------   ----------     ----------
                      Total Assets               $   30,577     $    7,010     $   41,477   $   22,813   $   13,986     $  115,863
                                                 ==========     ==========     ==========   ==========   ==========     ==========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                                           32,570         32,570
      Interest-bearing deposits                      47,500         23,645          1,600                                   72,745
      Other liabilities                                                                                       1,820          1,820
Stockholders' Equity                                                                                          8,728          8,728
                                                 ----------     ----------     ----------   ----------   ----------     ----------
                      Total Liabilities and
                       Stockholders' Equity      $   47,500     $   23,645     $    1,600   $        0   $   43,118     $  115,863
                                                 ==========     ==========     ==========   ==========   ==========     ==========

Interest Rate Sensitivity Gap                    $  (16,923)    $  (16,635)    $   39,877   $   22,813   $  (29,132)    $        0
                                                 ==========     ==========     ==========   ==========   ==========     ==========
Cumulative Interest Rate Sensitivity Gap         $  (16,923)    $  (33,558)    $    6,319   $   29,132   $        0     $        0
                                                 ==========     ==========     ==========   ==========   ==========     ==========


       The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company's net interest income sensitivity analysis as of December 31, 1998:


(Dollars in Thousands)

                                Estimated Net           Market Value
    Simulated                  Interest Income          ------------
   Rate Changes                  Sensitivity               Assets               Liability
   ------------                ---------------          ------------           ----------
+200 Basis Points                   0.29%                $  109,190            $  108,654
-200 Basis Points                   (.29%)               $  122,362            $  108,654

        The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


             (Dollars in Thousands)                         December 31,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate                                               $    109
          Installment loans to individuals              $      1         107
      Aggregate leases
Renegotiated loans(2)
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial                                         114          28
          Real estate                                                    201
                                                        --------    --------
                                                        $    115    $    445
                                                        ========    ========


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

(3) There were two loans on non-accrual status approximately totaling $114,000 at December 31, 1998, and four loans totaling approximately $229,000 at December 31, 1997. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $6,000 in 1998 and $26,000 in 1997, respectively.

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

        As of December 31, 1998, the Bank's classified loans consist of $1,692,000 of loans classified as substandard and no loans classified as doubtful. The Bank's $1,692,000 in loans classified as substandard consisted of $1,577,000 of performing loans and $115,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

        Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally charged off. All other loans are charged off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

        With the exception of these loans, management is not aware of any loans as of December 31, 1998, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

        The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.

(Dollars in Thousands)                                                 December 31,
                                                                --------------------------
                                                                   1998            1997
                                                                ----------      ----------
Loans and Leases Outstanding, Year-end(1)                       $   87,933      $   89,114
                                                                ==========      ==========
Average Amount of Loans and Leases Outstanding(1)               $   86,795      $   93,042
                                                                ==========      ==========

Loans and Lease Loss Reserve Balance, Beginning of year         $      695      $      728
                                                                ----------      ----------
Reserve on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                    40              34
              Real estate - construction
              Real estate - mortgage                                                    15
              Consumer loans                                           213             308
              Lease financing
                                                                ----------      ----------
                                                                       253             357
      Foreign
                                                                ----------      ----------
                                                                       253             357
                                                                ----------      ----------
      Recoveries
          Domestic
              Commercial, financial and agricultural                     8              18
              Real estate - construction
              Real estate - mortgage                                    41               6
              Consumer loans                                            52             156
              Lease financing
                                                                ----------      ----------
                                                                       101             180
      Foreign
                                                                ----------      ----------
                      Net Charge-offs/(recoveries)                     152             177
                                                                ----------      ----------
      Additions/(Reductions) charged to operations                     143             144
                                                                ----------      ----------
Loan and Lease Loss Reserve Balance, End of year                $      686      $      695
                                                                ==========      ==========
Ratio of Net Charge-offs/(Recoveries) During the Year
 to Average Loans and Leases Outstanding During the Year              0.18%           0.19%
                                                                ==========      ==========
Ratio of Reserve for Loan Losses to Loans at Year-end                 0.78%           0.78%
                                                                ==========      ==========


(1) Net of unearned income

        The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of December 31, 1998.

       The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's lending committee which is comprised of seven directors, the President and Executive Vice President/Credit Administrator of the Bank. In addition, each loan officer has primary responsibility to conduct credit documentation reviews of all loans made by that officer.

       The Bank also maintains a program of periodic review of all existing loans. The Bank retains an outside consultant to review all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 1998, see "RISK ELEMENTS - Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

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

        At December 31, 1998 and 1997, the Bank had loans amounting to approximately $114,000 and $229,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $106,000 and $354,000 for the year ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to these impaired loans amounted to approximately $0 and $8,000 at December 31, 1998 and 1997, respectively.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

        Although the Bank does not normally allocate the reserve for probable loan and lease losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table. The allocations are estimates based upon historical loss experience and management's judgment.


(Dollars in Thousands)                                               Year Ended December 31,
                                                       ----------------------------------------------------
                                                                 1998                       1997
                                                       -----------------------     ------------------------
                                                                   Percent of                   Percent of
                                                                    Loans in                     Loans in
                                                        Reserve       Each          Reserve        Each
                                                       for Loan    Category to      for Loan    Category to
                                                        Losses     Total Loans       Losses     Total Loans
                                                      ----------   -----------     ----------   -----------
Domestic
      Commercial, financial and agricultural          $       56          17.0     $       20          11.5
      Real estate                                                         55.1             62          47.8
      Installment loans to individuals                        61          27.9             64          40.7
      Lease financing
Foreign
Unallocated allowance                                        569                                        549
                                                      ----------    ----------     ----------    ----------
                      Total                           $      686         100.0     $      695         100.0
                                                      ==========    ==========     ==========    ==========

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

DEPOSITS

        The average amount of and the average rate paid on deposits is summarized below:


(Dollars in Thousands)                                                Year Ended December 31,
                                                   -------------------------------------------------------------
                                                              1998                              1997
                                                   -------------------------           -------------------------
                                                    Average          Average            Average          Average
                                                    Balance            Rate             Balance            Rate
                                                   --------          -------           --------          -------
In Domestic Offices
      Noninterest bearing demand deposits          $ 29,890                            $ 28,264
      Savings deposits(1)                            37,710              1.7%            39,118              1.8%
      Time deposits                                  36,292              5.2%            42,858              5.5%
                                                   --------                            -------
                      Total Deposits               $103,892              3.4%          $110,240              2.7%
                                                   ========                            =======


(1) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts.

        Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:


(Dollars In Thousands)                December 31,
                                          1998
                                      ------------
Three months or less                    $  2,900
Over three through 12 months               6,453
Over one through five years                  100
                                        --------
                                        $  9,453
                                        ========


RETURN ON EQUITY AND ASSETS

        The following table sets forth the ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).


                                     1998              1997
                                  ----------        ----------
Return on assets                     0.39%             0.34%
Return on equity                     5.22%             5.02%
Dividend payout ratio
Equity to asset ratio                7.46%             6.83%


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

        Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further dec lares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

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

        Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "ITEM 1. BUSINESS Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. This standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or
(ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

        Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

        The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1998.

(Dollars in Thousands)                            December 31, 1998
                                            -----------------------------
                                                                Minimum
                                                Actual          Capital
                                            ---------------
                                            Amount    Ratio   Requirement
                                            --------  -----   -----------
Leverage ratio                               $8,687   7.50%       4.0%
Tier 1 risk-based ratio                       8,687   9.00%       4.0%
Total risk-based ratio                        9,373   9.80%       8.0%



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

        An institution that, based upon its capital levels, is classified as "`well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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


                                                               Assessment Rates Effective January 1, 1996*
                                                               -------------------------------------------
                                                                  Group A        Group B        Group C
                                                               -------------  -------------  -------------
Well capitalized                                                    0              3              17
Adequately capitalized                                              3              10             24
Undercapitalized                                                    10             24             27


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

        Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

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

ACCOUNTING CHANGES

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, supercedes FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FASB No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the potential impact that this statement will have on the financial statements, however believes there will be no material effect on the Bank's financial condition or results of operations.

EMPLOYEES

        At March 19, 1999, the Company had approximately 64 full-time and 26 part-time employees. Total full-time equivalent employees at March 19, 1999, were approximately 88. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information regarding the executive officers of the Company and the Bank:


         Name                Position With Company             Position With Bank
         ----                ---------------------             ------------------
 Steven R. Sensenbach            President and                   President and
                            Chief Executive Officer         Chief Executive Officer

    Robert L. Cole                                         Executive Vice President/
                                                          Senior Credit Administrator

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

        Mr. Cole was appointed Executive Vice President/Senior Credit Administrator of the Bank in November 1998, and has been with the Bank since 1997.

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

The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar and Blue Jay offices are located under leases expiring in four years and three years, respectively. The Bank's total occupancy expense for 1998, excluding furniture and equipment expense, approximated $624,000. Management believes that the Bank's present facilities are adequate for its present purposes.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At March 19, 1999, the Company had 647 shareholders.

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


                                                                Sales Prices of
                                                           Common Stock(1),(2),(3)
                                                          -------------------------
                                                              High           Low
                                                             ------        ------
1997
      First Quarter                                          $ 3.63        $ 3.50
      Second Quarter                                           3.63          3.63
      Third Quarter                                            4.50          3.63
      Fourth Quarter                                           5.13          4.50

1998
      First Quarter                                          $ 6.25        $ 5.13
      Second Quarter                                           6.75          6.25
      Third Quarter                                            6.75          6.00
      Fourth Quarter                                           6.00          4.00


(1) Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

(3) There were no cash dividends paid during 1997 and 1998.


ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below for the fiscal years ended December 31, 1998, 1997 and 1996, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1995 and 1994, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.

                                                                            Year Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                     1998             1997             1996            1,995             1994
                                                -------------    -------------    -------------    -------------    -------------
Interest Income                                 $   9,178,049    $   9,213,228    $   9,011,147    $   8,568,863    $   8,472,532
Interest Expense                                    2,551,992        2,942,507        2,860,834        2,399,588        1,919,004
Net Interest Income                                 6,626,057        6,270,721        6,150,313        6,169,275        6,553,528
(Provision)/Credit  for Loan and Lease Losses        (142,982)        (143,782)        (416,900)         429,000       (1,440,000)
Other Income                                        1,947,357        1,748,754        1,837,933        3,961,580        2,808,965
Other Expenses                                     (7,680,249)      (7,337,757)      (7,437,768)      (9,141,796)      (9,831,082)
                                                -------------    -------------    -------------    -------------    -------------
Income/(Loss) Before Taxes                            750,183          537,936          133,578        1,418,059       (1,908,589)
Income Taxes                                         (306,800)        (133,800)         (28,000)        (584,254)         370,100
                                                -------------    -------------    -------------    -------------    -------------
Net Income/(Loss)                               $     443,383    $     404,136    $     105,578    $     833,805    $  (1,538,489)
                                                =============    =============    =============    =============    =============
Earnings/(Loss) Per Share of Common Stock(1)
   Basic                                        $        0.24    $        0.22    $        0.06    $        0.45    $       (0.83)
   Diluted                                      $        0.22    $        0.21    $        0.06    $        0.44    $       (0.83)
Weighted Average Number of Shares(1)                        1
   Basic                                            1,862,776        1,862,776        1,862,776        1,862,776        1,862,776
   Diluted                                          1,994,255        1,882,986        1,874,852        1,875,104        1,862,776
Stock Splits                                             --               --               --            6 for 5             --

Balance Sheet Data
      Assets                                    $ 115,863,031    $ 111,510,812    $ 119,523,686    $ 107,559,133    $ 107,417,232
                                                =============    =============    =============    =============    =============
      Deposits                                  $ 105,314,990    $ 101,741,356    $ 106,602,789    $  98,414,447    $  98,584,479
                                                =============    =============    =============    =============    =============
      Loans and Leases/(Net)                    $  87,246,922    $  88,419,559    $  96,737,786    $  77,287,938    $  83,786,866
                                                =============    =============    =============    =============    =============
      Stockholders' Equity                      $   8,728,159    $   8,266,503    $   7,851,412    $   7,752,714    $   6,860,144
                                                =============    =============    =============    =============    =============


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

       For the year ended December 31, 1998, Vineyard National Bancorp on a consolidated basis reported Net Income of $443,000 compared to $404,000 and $106,000 in the comparable 1997 and 1996 periods. Basic Earnings Per Share were $0.24 compared to $0.22 in 1997 and $0.06 in 1996. Diluted Earnings Per Share were $0.22 compared to $0.21 in 1997 and $0.06 in 1996. Consolidated total assets at December 31, 1998 were $115,863,000 compared to $111,511,000 at December 31, 1997, an increase of approximately 4%. Total deposits also increased from $101,741,000 as of December 31, 1997 to $105,315,000 at year-end 1998. Stockholders' equity was $8,728,000 at December 31, 1998, up from its $8,267,000 level a year earlier, owing primarily to net income of $443,000 for 1998. Also impacting stockholders' equity was the unrealized gain on securities available-for-sale of $34,000 which is up from the unrealized gain of $16,000 on securities available-for-sale at December 31, 1997.

       The reserve for probable loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $253,000 charged against it during 1998. Recoveries of loans previously charged-off amounted to $101,000 which were credited back to the reserve. A provision for probable loan and lease losses of $143,000 was recorded in 1998 compared to a provision of $144,000 in 1997 and $417,000 in 1996.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income represents the difference between interest and fees generated on all earning assets and interest paid on interest bearing liabilities which include customer deposits and borrowed funds. Net interest income for 1998 was $6,626,000, up from the $6,271,000 reported in 1997 and $6,150,000 reported in 1996. This represents an increase of 5.7% in 1998 and 2.0% in 1997, respectively. The components of net interest income change in response to changes in rate, average balance and mix on both earning assets and liabilities.

        The increase in net interest income in 1998 from 1997 was due to the decrease in interest expense exceeding the decrease in interest income. Interest income decreased $35,000 to $9,178,000 in 1998 from $9,213,000 in 1997 while interest expense decreased $391,000 to $2,552,000 in 1998 from $2,943,000 in 1997. The resulting increase in net interest income can be attributed to a number of factors. First, the Bank's average interest-earning assets decreased 4.4% from $103,190,000 in 1997 to $98,674 in 1998. This decrease is mostly attributable to a 6.7% decrease in average loans, the Bank's highest yielding asset. Average loans decreased from $92,963,000 in 1997 to $86,782,000 in 1998. Average investment securities decreased from $6,461,000 in 1997 to $5,658,000 in 1998, average federal funds sold, the Bank's lowest yielding asset increased from $3,409,000 in 1997 to $5,849,000 in 1998. Secondly, although the volume of interest earning assets was lower on average in 1998 than in 1997, the average yield earned on these assets increased .4% from 8.9% in 1997 to 9.3% in 1998. Third, average interest-bearing liabilities decreased 7.6% from $80,083,000 in 1997 to $74,004,000 in 1998. This decrease is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 3.6% from $39,118,000 in 1997 to $37,710,000 in 1998 and time deposits, the Bank's highest interest paying deposit account, decreased 11.2% from $40,858,000 in 1997 to $36,292,000 in 1997. The Bank offered higher time deposit rates at different times during 1998 and 1997. This created fluctuations in average balances due to account maturities and the timing of promotional interest rates. Fourth, the average yield paid on interest-bearing liabilities decreased to 3.4% in 1998 from 3.7% in 1997.

        The increase in net interest income in 1997 from 1996 was due to the increase in interest income exceeding the increase in interest expense. Interest income increased $202,000 to $9,213,000 in 1997 from $9,011,000 in 1996 while interest expense increased $83,000 to $2,943,000 in 1997 from $2,861,000 in 1996. The resulting increase in net interest income can be attributed to a number of factors. First, the Bank's average interest-earning assets increased 2.2% from $100,960,000 in 1996 to $103,190,000 in 1997. This increase is mostly attributable to a 9.1% increase in average loans, the Bank's highest yielding asset. Average loans increased from $85,216,000 in 1996 to $92,963,000 in 1997. Average investment securities decreased from $11,214,000 in 1996 to $6,461,000 in 1997, average federal funds sold, the Bank's lowest yielding asset decreased from $3,467,000 in 1996 to $3,409,000 in 1997. Secondly, although the vol ume of interest earning assets was higher on average in 1997 than in 1996, the average yield earned on these assets remained at 8.9% for 1996 and 1997. Third, average interest-bearing liabilities decreased 3.3% from $80,465,000 in 1996 to $80,083,000 in 1997. This decrease is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 6.6% from $41,877,000 in 1996 to $39,118,000 in 1997 while time deposits, the Bank's highest interest paying deposit account, increased 6.0% from $38,550,000 in 1996 to $40,858,000 in 1997.
This shift was due to the Bank offering higher time deposit rates in an effort to raise longer-term deposit levels. Fourth, the average yield paid on interest-bearing liabilities increased to 3.7% from 3.6% in 1996.

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

(Dollars in Thousands)                                                    1998                                1997
                                                            --------------------------------    --------------------------------
                                                             Average                 Average     Average                 Average
                                                             Balance     Interest     Yield      Balance     Interest     Yield
                                                            ---------    --------    -------    ---------    --------    -------
Assets
      Loans                                                 $  86,782     $8,532        9.8%    $  92,963     $8,631        9.3%
      Lease financing                                              13          1        7.7%           79          7        8.9%
      Investment securities(3)                                  5,658        325        5.7%        6,461        375        5.8%
      Federal funds sold                                        5,849        300        5.1%        3,409        185        5.4%
      Interest-earning deposits with
       other financial institutions                               372         20        5.4%          278         17        6.1%
                                                            ---------     ------     ------     ---------     ------     ------
                      Total Interest-earning Assets            98,674      9,178        9.3%      103,190      9,215        8.9%
                                                                          ------     ------                   ------     ------
Other Assets                                                   15,864                              15,271
                      Less: Allowance for Loan Losses            (661)                               (715)
                                                            ---------                           ---------
                      Total Average Assets                  $ 113,877                           $ 117,746
                                                            =========                           =========

Liabilities and Shareholders' Equity
      Savings deposits                                         37,710        656        1.7%       39,118        686        1.8%
      Time deposits                                            36,292      1,896        5.2%       40,858      2,250        5.5%
      Other                                                         2                   0.0%          107          7        6.5%
                                                            ---------     ------     ------     ---------     ------     ------
                      Total Interest-bearing Liabilities       74,004      2,552        3.4%       80,083      2,943        3.7%
                                                                          ------     ------                   ------     ------
      Demand deposits                                          29,890                              28,264
      Other liabilities                                         1,521                               1,362
Shareholders' equity                                            8,462                               8,037
                                                            ---------                           ---------
                      Total Average Liabilities
                       and Shareholders' Equity             $ 113,877                           $ 117,746
                                                            =========                           =========
Net Interest Spread(1)                                                                  5.9%                                5.3%
                                                                                     ======                              ======
Net Interest Income and Net Interest Margin(2)                            $6,626        6.7%                  $6,272        6.1%
                                                                          ======     ======                   ======     ======


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(Dollars in Thousands)                                                              1996
                                                                --------------------------------------------
                                                                  Average                           Average
                                                                  Balance           Interest         Yield
                                                                ----------         ----------     ----------
Assets
      Loans                                                     $   85,216         $    8,137            9.5%
      Lease financing                                                  394                 31            7.9%
      Investment securities(3)                                      11,214                629            5.6%
      Federal funds sold                                             3,467                179            5.2%
      Interest-earning deposits with
       other financial institutions                                    669                 35            5.2%
                                                                ----------         ----------     ----------
                      Total Interest-earning Assets                100,960              9,011            8.9%
                                                                                   ----------     ----------
Other Assets                                                        15,803
                      Less: Allowance for Loan Losses                 (715)
                                                                ----------
                      Total Average Assets                      $  116,048
                                                                ==========

Liabilities and Shareholders' Equity
      Savings deposits                                              41,877                751            1.8%
      Time deposits                                                 38,550              2,108            5.5%
      Other                                                             38                  2            5.3%
                                                                ----------         ----------     ----------
                      Total Interest-bearing Liabilities            80,465              2,861            3.6%
                                                                                   ----------     ----------
      Demand deposits                                               26,422
      Other liabilities                                              1,469
Shareholders' equity                                                 7,692
                                                                ----------
                      Total Average Liabilities
                       and Shareholders' Equity                 $  116,048
                                                                ==========
Net Interest Spread(1)                                                                                   5.3%
                                                                                                  ==========
Net Interest Income and Net Interest Margin(2)                                     $    6,150            6.1%
                                                                                   ==========     ==========


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

(Dollars in Thousands)                                    1998 - 1997                        1997 - 1996
                                                ------------------------------      ------------------------------
                                                Volume       Rate        Total      Volume       Rate        Total
                                                ------      ------      ------      ------      ------      ------
Increase/(Decrease) In
      Interest Income
          Loans(1)                              $ (871)     $  772      $  (99)     $  699      $ (205)     $  494
          Leases(2)                                 (5)         (1)         (6)        (27)         (6)        (33)
          Investment securities(2)                 (46)         (4)        (50)       (277)         23        (254)
          Deposits                                   4          (1)          3         (29)         12         (17)
          Federal funds sold                       125         (10)        115          (3)          9           6
                                                ------      ------      ------      ------      ------      ------
                                                  (793)        756         (37)        363        (167)        196
                                                ------      ------      ------      ------      ------      ------
Increase/(Decrease) In
      Interest Expense
          Savings deposits                         (25)         (5)        (30)        (49)        (17)        (49)
          Time deposits                           (243)       (111)       (354)        127          16         127
          Short-term borrowings                     (5)         (2)         (7)          4           1           4
          Note payable
                                                ------      ------      ------      ------      ------      ------
                                                  (273)       (118)       (391)         82           0          82
                                                ------      ------      ------      ------      ------      ------
                   Increase/(Decrease)
                    in Net Interest Income      $ (520)     $  874      $  354      $  281      $ (167)     $  114
                                                ======      ======      ======      ======      ======      ======


(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $6,000 in 1998, $26,000 in 1997 and $7,000 in 1996.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.0% for 1998, 25.0% for 1997 and 21.0% for 1996.

PROVISION FOR PROBABLE LOAN AND LEASE LOSSES

        The provision for probable loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

        A provision for probable loan and lease losses of $143,000 was recorded in 1998. This is compared to a provision of $144,000 in 1997 and $417,000 in 1996. The provision for loan and lease losses recorded in 1998, 1997 and 1996 is a result of management's assessment of the potential losses inherent in the loan portfolio. The need for additional provision for loan and lease losses in 1999 will be contingent upon management's on-going analysis of the adequacy of the reserve for probable loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

        During 1998, the Bank's non-accrual loans decreased from $229,000 to $114,000. For further information regarding charge-offs, non-performing and classified loans and the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "Financial Condition - Non-performing Loans" and "Reserve for probable Loan and Lease Losses."

NON-INTEREST INCOME

        Non-interest income for 1998 totaled $1,947,000 compared to $1,749,000 in 1997 and $1,838,000 in 1996. This represents an 11.3% increase during 1998, and a (4.9)% decrease in 1997. The increase during 1998 was due to an increase in fees and service charges and gains on the sale of investment securities. The decrease during 1997 was due to a decrease in fees and service charges.

        Other fee and service charge income increased to $1,709,000 during 1998 from $1,622,000 in 1997 and $1,750,000 in 1996. The increase in 1998 was mostly attributable to a $170,000 increase in fees from the sale of real estate warehouse loans, which increased from $87,000 in 1997 to $257,000 and a $80,000 decrease in NSF charges, which decreased from $753,000 in 1997 to $673,000 in 1998. The decrease in 1997 is mostly attributable to a decrease in fees received from the sale of real estate warehouse loans which decreased from $181,000 in 1996 to $80,000 in 1997.

NON-INTEREST EXPENSES

        Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expenses of premises, (iii) furniture and equipment expense and (iv) other expenses which include data processing costs, marketing expenses, professional expenses, office supplies, insurance and assessments and other loan and administrative expenses. Total non-interest expense for 1998 was $7,680,000 compared to $7,338,000 in 1997 and $7,438,000 in 1996. The change in
1998 was due to a decrease in salaries and employee benefits which was offset by increases in furniture and equipment expense and other expenses. The decrease in 1997 was due to a decrease in occupancy expense which was offset by an increase in salaries and employee benefits.

        Salaries and employees benefits totaled $3,506,000 in 1998 compared to $3,646,000 in 1997 and $3,511,000 in 1996. The decrease in 1998 was attributable to a decrease in the number of full time equivalent employees and commissions paid. The increase in 1997 was attributable in part to bonuses and raises paid to employees.

        Occupancy was $624,000 in 1998 compared to $634,000 in 1997 and $814,000 in 1996. The decrease in 1997 was mostly attributable to the elimination of lease payments due to the acquisition of the Bank's main branch building and administrative headquarters during 1996, reductions in lease payments on the Diamond Bar Branch and the relocation of the Arrowhead branch to Blue Jay

        Other expenses were $2,846,000 in 1998 compared to $2,497,000 in 1997 and $2,500,000 in 1996. The majority of the increase in 1998 was due to contributions to a new director's deferred compensation plan totaling approximately $180,000, additions to the CEO's supplemental retirement plan of approximately $102,000 and a settlement of a lawsuit of approximately $79,000. The largest fluctuations in other expenses during 1997 were a $72,000 decline in data processing costs, a $167,000 increase in professional expenses and a $81,644 decline in loan related expenses.

        Non-interest expense as a percentage of total income was 69% in 1998 as compared to 67% in 1997 and 69% in 1996.

INCOME TAXES

        Total income tax expense for 1998, 1997 and 1996 were $ 307,000, $134,000 and $28,000, respectively, which approximated 40.9%, 24.9% and 21.0% of pre-tax income, respectively.


FINANCIAL CONDITION

ASSETS

        Total consolidated assets increased $4,352,000 or 3.9% to $115,863,000 as of December 31, 1998 from $111,511,000 as of December 31, 1997. The increase in the Company's size is mostly attributable to a $2,865,000 increase in federal funds sold, a $693,000 increase in interest-bearing deposits in other financial institutions, a $1,536,000 increase in investment securities, and a $981,000 increase in the cash surrender value of life insurance which was offset by decreases in net loans, bank premises and equipment and other real estate owned of $1,173,000, $305,000 and $205,000, respectively.

LOANS

        As noted above, the Company's loan portfolio has decreased by approximately $1,173,000 during the year ended December 31, 1998. This decrease was primarily due to a decrease in installment loans to individuals which decreased $12,499,000 from $37,334,000 in 1997 to $24,835,000 in 1998. This decrease also resulted in a $1,317,000 decrease in unearned income on installment loans. The decrease in installment loans was partially offset by a $1,865,000 increase in real estate construction loans, a $1,709,000 increase in real estate mortgage loans and an $4,550,000 increase in commercial, financial and agricultural loans. The Company's installment portfolio is comprised of predominantly auto loans, both indirectly and directly funded. Indirect auto loans represent approximately 54% and 53% of total installment loans at December 31, 1998 and 1997, respectively. Approximately 98% of all indirect loans are "A" paper. It is the Bank's intent to divest itself of indirect dealer installment loans.

NON-PERFORMING LOANS

        The following table sets forth information regarding the Bank's non-performing loans at year-end 1998 and 1997.


(Dollars in Thousands)                                                 December 31,
                                                                    ------------------
                                                                     1998        1997
                                                                    ------      ------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate                                                           $  109
          Installment loans to individuals                          $    1         107
                                                                    ------      ------
                      Total Loans Past Due More Than 90 Days             1         216
                                                                    ------      ------
Renegotiated loans(2)                                                 --          --
                                                                    ------      ------
Non-accrual loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                       114          28
          Real estate                                                              201
          Installment loans to individuals
                                                                    ------      ------
                      Total Non-accrual Loans                          114         229
                                                                    ------      ------
                      Total Non-performing Loans                    $  115      $  445
                                                                    ======      ======

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

(3) There were two loans on non-accrual status totaling approximately $114,000 at December 31, 1998, and four loans totaling approximately $229,000 at December 31, 1997.

        The policy of the Company is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of its review process of the Bank, the Comptroller also classifies problem credits. There are three classifications for problem loans: "substandard", "doubtful" and "loss". Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification in a substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention.

        As of December 31, 1998, the Bank's classified loans consisted of $1,692,000 of loans classified as substandard and no loans classified as doubtful. The Bank's $1,692,000 in loans classified as substandard consisted of

$1,577,000 of performing loans and $115,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

        The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at December 31, 1998, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1998.

        The reserve for probable loan and lease losses at December 31, 1998, was $686,000 or .78%, of total loans and leases, as compared to $695,000 or .78%, of total credits at December 31, 1997. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

        The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(Dollars in Thousands)                                   1998         1997
                                                        ------       ------

Allowance For Loan Losses
      Balance, Beginning of period                      $  695       $  728
                                                        ------       ------
      Charge-offs
          Commercial, financial and agricultural            40           34
          Real estate construction
          Real estate mortgage                                           15
          Consumer loans                                   213          308
          Lease financing
                                                        ------       ------
                      Total Charge-offs                    253          357
                                                        ------       ------
      Recoveries
          Commercial, financial and agricultural             8           18
          Real estate construction
          Real estate mortgage                              41            6
          Consumer loans                                    52          156
          Lease financing
                                                        ------       ------
                      Total Recoveries                     101          180
                                                        ------       ------
Net Charge-offs/(Recoveries)                               152          177
Provision/(Credit) Charged to Operations                   143          144
                                                        ------       ------
Balance, End of period                                  $  686       $  695
                                                        ======       ======
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                              0.18%        0.19%
                                                        ======       ======
Allowance For Loan Losses to Total Losses                 0.78%        0.78%
                                                        ======       ======

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

INVESTMENT SECURITIES

        The Company's investment portfolio primarily consists of U.S. Treasury Securities. As of December 31, 1998, the Company categorized their investment securities as available-for-sale (which requires continual mark to market adjustments to the Company's capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to-maturity.

        The Company had unrealized gains of $60,000 and $28,000 in 1998 and 1997, respectively, and unrealized losses for the same corresponding periods of $1,000 and $0. The Company generated gains of $49,000 during 1998 and $2,000 during 1997 and 1996, respectively.

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

SOURCES OF FUNDS

        The Bank primarily funds its assets with deposits. Total deposits at December 31, 1998 were $105,315,000 compared with $101,741,000 in 1997. The
$3,574,000 increase represents a 3.5% increase. The mix of the Bank's deposits showed wide fluctuations with a decrease in savings and NOW deposits of $559,000 or 2.2%, a decrease in money market deposits of $1,066,000 or 8.8%, an increase in demand deposits of $3,115,000 or 10.6%, an increase in time deposits in denominations of $100,000 or more of $1,930,000 or 25.7% and an increase in other time deposits of $152,000 or .6%. The decreases in savings, NOW and money market accounts is a result of customers transferring monies to time deposit accounts. The Bank was offering higher interest rates on short-term time deposits. The increase in demand deposits was a result of the Bank's effort to increase core deposits and improve liquidity.

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

        The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored weekly. Vineyard National Bank had liquid assets (cash, deposits in other financial institutions and investment securities) as a percent of total deposits and borrowed funds of 18% and 14% as of December 31, 1998 and 1997 respectively. The Bank's loan to deposit ratio was 83% and 87% as of December 31, 1998 and 1997. This means that there are more deposits invested in the loan portfolio, which tends to be a less liquid asset than a typical investment security. The Bank's policy is to strive for a loan to deposit ratio between 70% and 90%. Loan demand has decreased $1,173,000 while deposits increased by $3,574,000.

        Liquidity has increased from $14,056,000 at December 31, 1997 to $19,219,000 at December 31, 1998 due to a increases in cash and cash equivalents, interest-bearing deposits in other financial institutions and investment securities of $2,935,000, $693,000 and $1,536,000, respectively.

        While the level of liquid assets is modest, management believes it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 16.6% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with four correspondent banks totaling $5.7 million and a secured line at the Federal Reserve.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

        As of the most recent notification from the Office of the Comptroller of the Currency (OCC), the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                            Capital Needed
                                                                 --------------------------------------
                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                   For Capital       Prompt Corrective
                                                  Actual         Adequacy Purposes      Provisions
                                               ---------------   -----------------   ------------------
                                               Amount    Ratio   Amount      Ratio   Amount       Ratio
                                               ------    -----   ------      -----   ------       -----
As of December 31, 1998
      Total capital to risk-weighted assets    $9,373     9.8%   $7,687      8.0%    $9,609       10.0%
      Tier 1 capital to risk-weighted assets    8,687     9.0%    3,843      4.0%     5,765        6.0%
      Tier 1 capital to average assets          8,687     7.5%    4,633      4.0%     5,791        5.0%

As of December 31, 1997
      Total capital to risk-weighted assets    $8,939     9.3%   $7,681      8.0%    $9,602       10.0%
      Tier 1 capital to risk-weighted assets    8,244     8.6%    3,839      4.0%     5,758        6.0%
      Tier 1 capital to average assets          8,244     7.3%    4,525      4.0%     5,656        5.0%


        Capital ratios have increased between December 31, 1997 and December 31, 1998, mostly as a result of increased earnings.

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

YEAR 2000 READINESS DISCLOSURE UNDER THE UNITED STATES YEAR 2000 INFORMATION AND DISCLOSURE ACT

        Certain statements in this section on the Year 2000 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995, which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include but are not limited to the estimated costs of remediation, the preparedness of third party vendors, timetables for implementation of future remediation and testing, contingency plans, and estimated future costs due to business disruption caused by affected third parties.

        The financial institutions industry as with other industries, is faced with year 2000 issues. These issues center around computer programs that use only two digits for the year. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the financial services business is highly dependent on computer applications in a variety of ways, including the following (a) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other service and products offered to customers, the failure of which in connection with the Year 2000 could cause systematic disruptions and failures in the products and services offered by the Company, (b) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issue prior to the Year 2000, (c) the creditworthiness of borrowers of the Company might be diminished by significant disruptions of their business as a result of their own or others failure to address adequately the Year 2000 issues prior to the Year 2000, and (d) federal balancing agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the Year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

        The Company has been working on the Year 2000 issues for the last 18 months. A committee, known as Year 2000 Bank Committee, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues; a phased management procedural approach has been adopted as follows:

        Awareness Phase - encompassing the establishment of a budget and project plan.

        Assessment Phase - the actual process of identifying all of its systems and individual components of the systems. Mission-critical systems and equipment (systems and equipment critical to conducting operations) were identified.

        Remediation Phase - changes are made to systems and equipment. This phase deals primarily with the technical issues of converting existing systems or switching to compliant systems. During this phase, decisions are made on how to make the systems or processes Year 2000 compliant, and the required system changes are made.

        Validation / Testing Phase - the actual process of validating and testing the changes made during the conversion process. The development of test data and test scripts, the running of test scripts, and the review of test results are crucial for this state of the conversion process to be successful. If the testing results show anomalies, the tested area needs to be corrected and re-tested.

        To date the awareness phase, assessment phase, remediation phase, validation phase/testing phases have been completed for all but one of the mission critical systems. The ATM system is scheduled for the validation/testing phase on April 30, 1999. As part of the Year 2000 process, the Company has communicated with its vendors, upon whose services the Company relies, to ensure Year 2000 compliance. In addition, as part of the credit review process, the Company has communicated with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well.

        Contingency plans are being developed to protect the Company in the event that the Company is unable to attain Year 2000 compliance in certain applications. These plans are designed to provide minimum levels of service or outputs until the failed system can be repaired or replaced. Most of these contingency plans are manual effort systems, which should provide the minimum level of service for the time needed to repair or replace failed systems. Test results to date indicate that the original system for each mission critical system should meet the demands of processing in the Year 2000. However, in the case of failure, the ultimate impact on financial operations is not known, nor is it known what impact a regional or nationwide power failure or communications breakdown would have on the financial performance of the Company.

        The Company has created a budget specific to Year 2000 readiness. The budget totals $50,000 and is comprised of the following components: (1) servicer testing, (2) system upgrades, (3) construction, (4) non-computer equipment, and
(5) computer hardware and software. As of December 31, 1998, approximately $11,000 or 22% has been spent. There is no assurance that additional amounts will not be added to the amounts already budgeted for the Year 2000 expenditures.

        Although the Company believes that steps being taken regarding the Year 2000 are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 plan and the Company's other Year 2000 remedial and contingency plans will fully protect the Company from the risks associated with the Year 2000. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events and there can be no assurance that the Company's Management has accurately predicted such future events or the remedial and contingency plans of the Company will adequately address such future events. In the event that the business of the Company, of vendors of the Company or of customers of the Company is disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.

                                                                  Page Reference

Independent Auditors' Report                                                  39

Consolidated Balance Sheets
December 31, 1998 and 1997                                                    40

Consolidated Statements of Income
For the Years Ended December 31, 1998, 1997 and 1996                          41

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996                          42

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996                          43

Notes to Consolidated Financial Statements                                    45

        All schedules omitted for the reason that they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 1998 and 1997, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Rancho Cucamonga, California
March 5, 1999

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                               ASSETS
                                                                                     1998                    1997
                                                                                -------------           -------------
Cash and due from banks (minimum Federal Reserve
  Balance requirement at December 31, 1998 was $1,660,000)                      $   6,473,959           $   6,404,346
Federal funds sold                                                                  5,815,000               2,950,000
                                                                                -------------           -------------
                      Total Cash and Cash Equivalents                              12,288,959               9,354,346
                                                                                -------------           -------------
Interest-bearing deposits in other financial institutions                             693,000
Investment securities (Notes #1C and #2)
      Available-for-sale                                                            6,237,188               4,701,490
Loans, net of unearned income (Notes #1D and #3)                                   85,755,246              88,675,135
Loans held for sale (Notes #1E and #3)                                              2,177,692                 424,950
                                                                                -------------           -------------
                                                                                   87,932,938              89,100,085
Direct lease financing (Notes #1G and #4)                                                                      14,354
            Less:  Reserve for probable loan and lease
                         losses (Notes 1F and #5)                                    (686,016)               (694,880)
                                                                                -------------           -------------
                                                                                   87,246,922              88,419,559
Bank premises and equipment (Notes #1H and #7)                                      6,436,612               6,741,300
Accrued interest                                                                      496,093                 445,033
Cash surrender value of life insurance                                              1,801,984                 981,467
Other real estate owned (Notes #1K, #17 and #18)                                      287,354                 492,492
Other assets                                                                          374,919                 375,125
                                                                                -------------           -------------
                      Total Assets                                              $ 115,863,031           $ 111,510,812
                                                                                =============           =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand deposits                                                          32,570,373              29,455,497
          Savings and NOW deposits                                                 25,003,583              25,562,601
          Money market deposits                                                    11,103,667              12,168,373
          Time deposits in denominations of $100,000 or more                        9,452,872               7,522,574
          Other time deposits                                                      27,184,495              27,032,311
                                                                                -------------           -------------
                                                                                  105,314,990             101,741,356
      Federal funds purchased
      Accrued employee salary and benefits                                            781,629                 781,712
      Accrued interest and other liabilities                                        1,038,253                 721,241
                                                                                -------------           -------------
                      Total Liabilities                                           107,134,872             103,244,309
                                                                                -------------           -------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,776 shares in
            1998 and 1997                                                           2,106,258               2,106,258
      Additional paid-in capital                                                    3,306,684               3,306,684
      Retained earnings                                                             3,280,982               2,837,599
      Accumulated other comprehensive income                                           34,235                  15,962
                                                                                -------------           -------------
                      Total Stockholders' Equity                                    8,728,159               8,266,503
                                                                                -------------           -------------
                      Total Liabilities and Stockholders' Equity                $ 115,863,031           $ 111,510,812
                                                                                =============           =============

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996



                                                                              1998              1997              1996
                                                                          -----------       -----------       -----------
INTEREST INCOME
      Interest and fees on loans (Note #1D)                               $ 8,531,979       $ 8,631,123       $ 8,136,925
      Interest on Investment Securities (Note #1C)
          Obligations of U.S. Treasury and Agencies                           315,532           364,779           620,061
          Other securities                                                      9,948             9,833             9,792
      Interest on deposits                                                     20,268            17,398            34,777
      Interest on Federal funds sold                                          299,538           185,151           178,734
      Direct lease financing income (Note #1G)                                    784             4,944            30,858
                                                                          -----------       -----------       -----------
                      Total Interest Income                                 9,178,049         9,213,228         9,011,147
                                                                          -----------       -----------       -----------

INTEREST EXPENSE
      Interest on savings deposits                                            206,686           216,723           221,431
      Interest on NOW and money market deposits                               448,803           468,881           529,933
      Interest on time deposits in denominations of $100,000 or more          323,822           481,436           352,970
      Interest on other time deposits                                       1,572,361         1,768,438         1,754,823
      Interest on Federal funds purchased and other interest                      320             7,029             1,677
                                                                          -----------       -----------       -----------
                      Total Interest Expense                                2,551,992         2,942,507         2,860,834
                                                                          -----------       -----------       -----------
                      Net Interest Income                                   6,626,057         6,270,721         6,150,313

PROVISION FOR LOAN AND LEASE LOSSES - (Notes #1F & #5)                       (142,982)         (143,782)         (416,900)
                                                                          -----------       -----------       -----------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                           6,483,075         6,126,939         5,733,413
                                                                          -----------       -----------       -----------

OTHER  INCOME
      Fees and service charges, gain on sale of loans
        and loan servicing income (Note #11)                                1,709,063         1,622,015         1,750,110
      Net gain on sale of investment securities                                49,072             2,450             2,200
      Other income                                                            189,222           124,289            85,623
                                                                          -----------       -----------       -----------
                      Total Other Income                                    1,947,357         1,748,754         1,837,933
                                                                          -----------       -----------       -----------

OTHER EXPENSES
      Salaries and employee benefits                                        3,505,857         3,671,701         3,511,460
      Occupancy expense of premises                                           623,994           634,410           813,515
      Furniture and equipment expense                                         672,893           553,456           549,022
      Net loss on sale of other real estate owned                              31,556             7,166            63,992
      Other expenses (Note #11)                                             2,845,949         2,471,024         2,499,779
                                                                          -----------       -----------       -----------
                      Total Other Expenses                                  7,680,249         7,337,757         7,437,768
                                                                          -----------       -----------       -----------
Income Before Income Taxes                                                    750,183           537,936           133,578
Income Taxes (Notes #1J and #8)                                               306,800           133,800            28,000
                                                                          -----------       -----------       -----------
Net Income                                                                $   443,383       $   404,136       $   105,578
                                                                          ===========       ===========       ===========

Earnings Per Share (Notes #1L and #15)
       Basic                                                              $      0.24       $      0.22       $      0.06
                                                                          ===========       ===========       ===========
       Diluted                                                            $      0.22       $      0.21       $      0.06
                                                                          ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996


                                                                                                          Accumulated
                                                         Number of                Additional                 Other
                                                           Shares      Common       Paid-in    Retained  Comprehensive
                                                        Outstanding     Stock       Capital    Earnings      Income       Total
                                                        -----------  ----------   ----------  ---------- -------------  -----------
BALANCE, December 31, 1995                               1,862,776   $2,106,258   $3,306,684  $2,327,885   $  11,887    $ 7,752,714
      Comprehensive income
           Net Income                                                                                        105,578        105,578
                                                                                                                        -----------
           Unrealized security holding losses                                                                 (5,142)        (5,142)
             (net of $4,518 tax)
           less reclassification adjustments for gains                                                        (1,738)        (1,738)
             (net of $462 tax)                                                                                          -----------
           Total other comprehensive income                                                                                  (6,880)
      Total Comprehensive income                                                                                             98,698
                                                         ---------   ----------   ----------  ----------   ---------    -----------
BALANCE, December 31, 1996                               1,862,776    2,106,258    3,306,684   2,433,463       5,007      7,851,412
      Comprehensive income
           Net Income                                                                            404,136                    404,136
                                                                                                                        -----------
           Unrealized security holding gains                                                                  12,792         12,792
              (net of $8,544 tax)
           less reclassification adjustments for gains                                                        (1,837)        (1,837)
              (net of $613 tax)                                                                                         -----------
           Total other comprehensive income                                                                                  10,955
      Total Comprehensive income                                                                                            415,091
                                                         ---------   ----------   ----------  ----------   ---------    -----------
BALANCE, December 31, 1997                               1,862,776    2,106,258    3,306,684   2,837,599      15,962      8,266,503
      Comprehensive income
           Net Income                                                                            443,383                    443,383
                                                                                                                        -----------
           Unrealized security holding gains
               (net of $33,840 tax)                                                                           46,735         46,735
           less reclassification adjustments for gains
               (net of $20,610 tax)                                                                          (28,462)       (28,462)
                                                                                                                        -----------
           Total other comprehensive income                                                                                  18,273
      Total Comprehensive income                                                                                            461,656
                                                         ---------   ----------   ----------  ----------   ---------    -----------
BALANCE, December 31, 1998                               1,862,776   $2,106,258   $3,306,684  $3,280,982   $  34,235    $ 8,728,159
                                                         =========   ==========   ==========  ==========   =========    ===========


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996


                                                                        1998                 1997                 1996
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                    $  7,693,391         $  7,555,823         $ 10,382,661
      Service fees and other income received                           1,900,070            1,680,159            1,835,733
      Financing revenue received under leases                                784                4,944               30,858
      Interest paid                                                   (2,605,020)          (3,195,513)          (2,836,415)
      Cash paid to suppliers and employees                            (7,575,320)          (6,607,753)          (7,002,983)
      Income taxes paid                                                 (185,435)             (10,000)             (18,044)
                                                                    ------------         ------------         ------------
                      Net Cash Provided By/(Used In)
                        Operating Activities                            (771,530)            (572,340)           2,391,810
                                                                    ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investment securities,
       available-for-sale                                              4,050,000            3,350,000           13,085,000
      Proceeds from sales of investment securities,
       available-for-sale                                                549,197            6,392,159            5,011,954
      Purchase of investment securities held-to-maturity
      Purchase of investment securities available-for-sale            (6,010,595)          (8,484,567)         (10,578,602)
      Purchase of other investment securities                             (5,000)
      Net (increase)/decrease in deposits in other
       financial institutions                                           (693,000)             396,000              396,000
      Recoveries on loans previously written off                         101,283              180,559              213,798
      Net loans made to customers and principal
        collections of loans                                           2,308,108            9,480,516          (22,353,294)
      Net decrease in leases to customers                                 14,354              174,135              400,376
      Capital expenditures                                              (427,218)            (861,941)          (3,339,414)
      Proceeds from sale of property, plant and equipment                 76,198               31,404               74,727
      Proceeds from sale of OREO                                         169,182              210,547              409,861
                                                                    ------------         ------------         ------------
                      Net Cash Provided By/(Used In)
                       Investing Activities                              132,509           10,868,812          (16,679,594)
                                                                    ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease/(increase)  in demand deposits, NOW
       accounts, savings accounts, and money market deposits           1,491,152            3,151,564           (4,489,987)
      Net increase (decrease) in certificates of deposits              2,082,482           (8,012,997)          12,678,329
      Net increase/(decrease) in federal funds purchased                                   (3,700,000)           3,700,000
                                                                    ------------         ------------         ------------
                      Net Cash Provided By/(Used In)
                       Financing Activities                            3,573,634           (8,561,433)          11,888,342
                                                                    ------------         ------------         ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   2,934,613            1,735,039           (2,399,442)

CASH AND CASH EQUIVALENTS, Beginning of year                           9,354,346            7,619,307           10,018,749
                                                                    ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, End of year                              $ 12,288,959         $  9,354,346         $  7,619,307
                                                                    ============         ============         ============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996


                                                                1998                1997                1996
                                                            -----------         -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY/(USED IN) OPERATING ACTIVITIES
      Net Income                                            $   443,383         $   404,136         $   105,578
                                                            -----------         -----------         -----------
      Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                         650,375             538,527             499,410
          Investment securities accretion/amortization          (38,724)            (38,017)              3,777
          Provision for probable credit losses                  142,982             143,782             416,900
          Provision for probable OREO losses                      4,400                                  37,260
          (Gain)/loss on sale of equipment                        5,334              (9,309)             28,589
          Increase/(decrease) in taxes payable                  120,565             123,000              (5,044)
          Increase in other assets                             (820,311)            (98,324)           (142,586)
          Increase/(decrease) in unearned loan fees          (1,394,090)         (1,660,765)          1,259,746
          (Increase)/decrease in interest receivable            (51,060)            (41,907)            138,849
          Increase/(decrease) in interest payable               (53,028)           (253,006)             24,419
          Increase (decrease) in accrued expense and
           other liabilities                                    236,160             314,827             (36,880)
          Gain on sale of investment securities                 (49,072)             (2,450)             (2,200)
          Loss on sale of OREO                                   31,556               7,166              63,992
                                                            -----------         -----------         -----------
                      Total Adjustments                      (1,214,913)           (976,476)          2,286,232
                                                            -----------         -----------         -----------
                      Net Cash Provided By/(Used In)
                       Operating Activities                 $  (771,530)        $  (572,340)        $ 2,391,810
                                                            ===========         ===========         ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance
       for investment securities                            $    18,373         $    10,955         $    (6,880)
                                                            ===========         ===========         ===========
      Transfer of loans to real estate owned through
         foreclosure                                               --                  --           $   612,624
                                                            ===========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

D.  Loans and Interest on Loans

    Loans are stated at unpaid principal balances, less the reserve for probable loan losses and net deferred loan fees and unearned discounts. Interest income is accrued monthly as earned on all loans not discounted. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan. Unearned discounts on installment loans are recognized as income over the term of the loans by the sum-of-the-month-digits method (Rule of 78's).

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

    All loans on nonaccrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for installment loans, which are charged off after 120 days of delinquency. All other loans are generally charged off at such time the loan is classified loss.

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

H.  Bank Premises, Equipment and Leasehold Improvements

    The Company's furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Rates of depreciation are based on the following depreciable lives: furniture, two to fifteen years; leasehold improvements, fifteen years; and equipment, five to twenty years. Total depreciation expense for the reporting periods ending December 31, 1998, 1997 and 1996, was approximately $650,000, $539,000 and $499,000, respectively.

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

M.  Reclassifications

    Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to 1998 classifications.

N.  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, supercedes FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FASB No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the potential impact that this statement will have on the financial statements, however believes there will be no material effect on the Bank's financial condition or results of operations.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES

At December 31, 1998 and 1997, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value, adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1998, were:


                                                         Gross             Gross
                                   Amortized          Unrealized        Unrealized
                                      Cost               Gains            Losses        Fair Value
                                  ----------          ----------        ----------      ----------
U.S. Treasury securities          $  499,577          $      423                        $  500,000
U.S. Agency securities             5,491,866              59,302        $     (699)      5,550,469
Other                                186,719                                               186,719
                                  ----------          ----------        ----------      ----------
        Total                     $6,178,162          $   59,725        $     (699)     $6,237,188
                                  ==========          ==========        ==========      ==========


The amortized cost and fair values of investment securities available-for-sale at December 31, 1997, were:


                                                        Gross           Gross
                                      Amortized      Unrealized       Unrealized
                                        Cost            Gains           Losses        Fair Value
                                     ----------      ----------       ----------      ----------
U.S. Treasury securities             $2,989,943      $    3,338                       $2,993,281
U.S. Agency securities                1,502,180           9,695                        1,511,875
Other                                   181,844          14,490                          196,334
                                     ----------      ----------       ----------      ----------
        Total                        $4,673,967      $   27,523       $        0      $4,701,490
                                     ==========      ==========       ==========      ==========


The amortized cost and fair values of investment securities available-for-sale at December 31, 1998 by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 Securities
                                                             Available-for-Sale
                                                       ------------------------------
                                                       Amortized
                                                          Cost             Fair Value
                                                       ----------          ----------
Due in one year or less                                $2,002,354          $2,003,282
Due after one year but less than five years             3,989,089           4,047,187
                                                       ----------          ----------
                                                        5,991,443           6,050,469
Other securities                                          186,719             186,719
                                                       ----------          ----------
                             Total Securities          $6,178,162          $6,237,188
                                                       ==========          ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from sales of investment securities available-for-sale during 1998 were $549,197. Gross gains on those sales were $49,072. There were no losses during 1998. Included in shareholders' equity at December 31, 1998 is $34,235 of net unrealized gains (net of $24,791 estimated tax expense) on investment securities available-for-sale.

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

Securities with a carrying value and fair value of $4,047,187 and $3,992,124 at December 31, 1998 and 1997, respectively, were pledged to secure public monies as required by law.


NOTE #3 - LOANS

All the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:


                                                    1998                   1997
                                                ------------           ------------
Commercial, financial and agricultural          $ 15,134,834           $ 10,584,778
Real Estate - construction                         3,825,482              1,960,384
Real Estate - mortgage
      Commercial                                  34,872,740             32,622,866
      Residential                                  8,327,810              8,868,823
Installment loans to individuals                  24,835,185             37,333,936
Loans held for sale                                2,177,692                424,950
All other loans (including overdrafts)                92,098                 31,341
                                                ------------           ------------
                                                  89,265,841             91,827,078
Unearned income on installment loans                (977,920)            (2,294,624)
Deferred loan fees                                  (354,983)              (432,369)
                                                ------------           ------------
        Loans, Net of Unearned Income           $ 87,932,938           $ 89,100,085
                                                ============           ============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #3 - LOANS, Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                              1998              1997              1996
                                                           ----------        ----------        ----------
Recorded investment in impaired loans                      $  114,000        $  229,000        $  434,000
Related allowance for loan losses                                   0             8,000            66,000
Average recorded investment in impaired loans                 106,000           354,000           508,000
Interest income recognized for cash payments                        0             3,000             6,000
Cash receipts applied to reduce principal balance               5,000            17,000            11,000


The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $114,000 and $229,000 at December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $6,000, $26,000 and $7,000 in 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, the Company had approximately $1,000 and $216,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single-family residences.

At December 31, 1998, no loans were classified as troubled debt restructurings.

Loans with a carrying amounts of approximately $1,895,000 have been pledged to secure the line at the Federal Reserve Bank.

NOTE #4 - DIRECT LEASE FINANCING

The Company leases buses and relocatable buildings to parties under agreements, which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing consists of the following:


                                                               1997
                                                            ----------
Lease payments receivable                                   $   15,252
Unearned income                                                   (898)
                                                            ----------
        Total Direct Lease Financing                        $   14,354
                                                            ==========


The Company had no outstanding commitments relating to municipal leases at December 31, 1998 and 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #5 - RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:


                                                            1998                1997                1996
                                                         ---------           ---------           ---------
Balance, Beginning of year                               $ 694,880           $ 727,667           $ 783,466
Recoveries on loans previously charged off                 101,283             180,559             213,798
Loans charged off                                         (253,129)           (357,128)           (686,497)
Provision/(credit) charged to operating expense            142,982             143,782             416,900
                                                         ---------           ---------           ---------
Balance, End of year                                     $ 686,016           $ 694,880           $ 727,667
                                                         =========           =========           =========


NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain directors and officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1998 and 1997, is as follows:


                                                    1998                  1997
                                                -----------           -----------
Outstanding Balance, Beginning of year          $ 1,823,468           $ 1,634,428
Credit granted, including renewals                1,575,755               339,992
Repayments                                         (559,988)             (150,952)
                                                -----------           -----------
Outstanding Balance, End of year                $ 2,839,235           $ 1,823,468
                                                ===========           ===========


Not included in the balances outstanding at December 31, 1998 and 1997, were undisbursed commitments to lend of approximately $275,000 and $142,000, respectively. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 1998 and 1997.


NOTE #7 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:


                                                                    1998                  1997
                                                                -----------           -----------
Building                                                        $ 3,868,395           $ 3,901,215
Furniture and equipment                                           3,546,881             4,082,328
Leasehold improvements                                            1,204,983             1,172,077
                                                                -----------           -----------
                                                                  8,620,259             9,155,620
      Less:  Accumulated depreciation and amortization           (3,468,647)           (3,699,320)
Land                                                              1,285,000             1,285,000
                                                                -----------           -----------
        Total                                                   $ 6,436,612           $ 6,741,300
                                                                ===========           ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #8 - INCOME TAXES


                                                           Year Ending December 31,
                                              ------------------------------------------------
                                                 1998                1997              1996
                                              ----------          ----------        ----------
Tax provision applicable to
  income before income taxes                  $  306,800          $  133,800        $   28,000
                                              ==========          ==========        ==========

Federal Income Tax
      Current                                    330,700              29,300              --
      Deferred (credit)                          (92,200)             51,600            15,000
                                              ----------          ----------        ----------
           Total Federal Income  Tax             238,500              80,900            15,000
                                              ----------          ----------        ----------

State Franchise Tax
      Current                                     98,800              50,500            10,800
      Deferred (credit)                          (30,500)              2,400             2,200
                                              ----------          ----------        ----------
           Total State Franchise Tax              68,300              52,900            13,000
                                              ----------          ----------        ----------
           Total Income Taxes                 $  306,800          $  133,800        $   28,000
                                              ==========          ==========        ==========


Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:


                                                1998                          1997                         1996
                                      ------------------------       -----------------------      -----------------------
                                        Federal         State         Federal         State        Federal         State
                                       --------       --------       --------       --------      --------       --------
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                      $ 66,100       $  1,500       $ 40,100       $  1,560      $ 21,160       $  4,600
Depreciation computed
 differently on tax returns than
 for financial statements               (25,300)         4,600        (10,800)        (2,520)        7,500            300
Deferred compensation plan              (84,400)       (26,300)       (19,700)        (4,640)      (19,900)        (4,500)
Provision for loan loss deduction
 in tax return over amount
 charged for financial
 statement purposes                     (48,600)       (10,300)        42,000          8,000         6,240          1,800
                                       --------       --------       --------       --------      --------       --------
        Total                          $(92,200)      $(30,500)      $ 51,600       $  2,400      $ 15,000       $  2,200
                                       ========       ========       ========       ========      ========       ========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #8 INCOME TAXES, Continued

As a result of the following items, the total income tax expense/(credit) for 1998, 1997 and 1996 was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:


                                                  1998                            1997                           1996
                                        -------------------------       -------------------------       ------------------------
                                                         Percent                         Percent                        Percent
                                                        of Pretax                       of Pretax                      of Pretax
                                          Amount          Income          Amount          Income          Amount         Income
                                        ---------       ---------       ---------       ---------       ---------      ---------
Federal rate                            $ 255,062            34.0       $ 182,898            34.0       $  45,416           34.0
Changes due to State income
   tax, net of Federal tax benefit         45,078             6.1          34,914             6.5           8,580            6.4
Exempt interest                            (2,180)           (0.3)        (51,045)           (9.5)        (28,410)         (21.2)
Other                                       8,840             1.1         (32,967)           (6.1)          2,414            1.8
                                        ---------       ---------       ---------       ---------       ---------      ---------
                      Total             $ 306,800            40.9       $ 133,800            24.9       $  28,000           21.0
                                        =========       =========       =========       =========       =========      =========


The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.


                                                          1998            1997
                                                       ---------       ---------
Deferred Tax Assets
      Real estate owned writedowns                     $  19,000       $  14,000
      Deferred compensation                              349,000         180,000
      Deferred fees                                      146,000         170,000
      Non-deductible reserves                             47,000          72,000
      Other                                               39,000
                                                       ---------       ---------
                                                         561,000         475,000
                     Less:  Valuation allowance(1)      (475,000)       (475,000)
                                                       ---------       ---------
                                                          86,000               0
Deferred Tax Liabilities
      Reserve for loan losses                            (52,000)        (98,000)
      Unrealized gain on securities                      (28,000)        (11,000)
      Fixed assets                                      (120,000)       (128,000)
                                                       ---------       ---------
                      Net Deferred Tax Liability       $(114,000)      $(237,000)
                                                       =========       =========


(1) The valuation allowance is management's estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance is largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was not changed during 1998 or 1997.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under leases for equipment and property. The original terms of the leases range from two to thirty years. The following is a schedule of future minimum lease payments based upon obligations at year-end.


Year Ending
December 31,
------------
    1999                                          $104,686
    2000                                            68,693
    2001                                            60,896
    2002                                            60,896
    2003                                            11,072
                                                  --------
    Total                                         $306,243
                                                  ========


Total property and equipment expenditures charged to leases for the reporting periods ended December 31, 1998, 1997 and 1996, were approximately $110,000, $124,000 and $303,000, respectively.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1998 and 1997, the Company had commitments to extend credit of approximately $7,479,000 and $6,884,000 and obligations under standby letters of credit of approximately $430,000 and $311,000.

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


NOTE #10 - STOCK OPTION PLAN

At December 31, 1998, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for this plan been

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #10 - STOCK OPTION PLAN, Continued

determined on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 share s (after giving retroactive effect for stock splits). The plan provides that options of the Company's unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

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

The fair value of each option granted during 1998, 1997 and 1996, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 4.75%, 5.75%, and 6.28%; dividend yield of 0.0% for all years; volatility of 28%, 25%, and 24%; expected life of 7 years for all years presented.

A summary of the status of the Company's incentive stock option plan as of December 31, 1998, 1997 and 1996, respectively, and changes during the years ending on those dates is presented below:


                                                          1998                                       1997
                                        ----------------------------------------    ----------------------------------------
                                             Number of Shares                            Number of Shares
                                        --------------------------                  --------------------------
                                                                       Weighted-                                   Weighted-
                                        Available                       Average     Available                       Average
                                            For                        Exercise        For                         Exercise
                                         Granting      Outstanding       Price       Granting      Outstanding       Price
                                        ----------     -----------    ----------    ----------     -----------    ----------
Outstanding at beginning of year           250,188         76,264     $     2.97        53,316         73,136     $     2.91
Additional options authorized              200,000
Cancelled                                    1,872         (1,872)    $     2.92
Granted                                    (98,000)        98,000     $     6.90        (5,000)         5,000     $     3.50
                                           -------     ----------     ----------    ----------     ----------
Outstanding at end of year                 152,188        174,264     $     5.23       250,188         76,264     $     2.97
                                           =======     ==========     ==========    ==========     ==========

Options exercisable at year-end                            81,264                                      76,264
Weighted-average fair value of
   Options granted during the year                     $     2.05                                  $     1.18

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #10 - STOCK OPTIONS, Continued


                                                        1996
                                        --------------------------------------
                                            Number of Shares
                                        -------------------------   Weighted-
                                         Available                    Average
                                            For                      Exercise
                                         Granting     Outstanding      Price
                                        ----------    -----------   ----------
Outstanding at beginning of year            50,036        76,416    $     2.89
Cancelled
Granted                                      8,280        (8,280)   $     2.92
Outstanding at end of year                  (5,000)        5,000    $     3.13
                                        ----------    ----------
                                            53,316        73,136    $     2.91
                                        ==========    ==========
Options exercisable at year-end                           73,136
Weighted-average fair value of
   Options granted during the year                    $     1.12



The following table summarizes information about incentive stock options outstanding at December 31, 1998:


                 Options Outstanding and Exercisable
----------------------------------------------------------------------
                      Number      Weighted-Average
   Range of        Outstanding        Remaining       Weighted-Average
Exercise Prices    at 12/31/98    Contractual Life     Exercise Price
---------------    -----------    ----------------    ----------------
$2.91 to $3.50        76,264              7                $2.97
     $5.13             5,000              9                $5.13

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #11 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 1998, 1997 and 1996:


                                                     1998            1997            1996
                                                  ----------      ----------      ----------
Fees and Other Servicing Income
      Fees and service charges                    $1,451,626      $1,534,423      $1,567,296
      Premium on sale of loans                       257,437          87,592         182,814
                                                  ----------      ----------      ----------
                      Total                       $1,709,063      $1,622,015      $1,750,110
                                                  ==========      ==========      ==========

Other Expenses
      Data processing                                663,553         683,086         754,617
      Marketing expenses                             287,876         334,662         307,233
      Professional expenses                          629,466         530,457         421,209
      Office supplies, postage and telephone         366,833         346,224         363,892
      Insurance and assessment expense               167,040         191,461         157,931
      Loan related expense                            77,022          65,897         147,541
      Administrative expense                         373,276         106,044          85,316
      Other                                          280,883         213,193         262,040
                                                  ----------      ----------      ----------
                      Total                       $2,845,949      $2,471,024      $2,499,779
                                                  ==========      ==========      ==========


NOTE #12 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1998, the combined amount of funds available from these two sources amounted to approximately $2,700,000 or 31%.


NOTE #13 - DEFERRED COMPENSATION

The Company has a deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment. The Company may make matching contributions of officers' deferrals up to a maximum of 25% and 50% of senior officers' deferrals to a maximum of 10% of before tax compensation. The Company's contribution, in the aggregate, for all Participants shall not exceed 4% of compensation of all Company employees. Each Participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $70,239 ($57,770 net of income taxes), $85,911 ($51,546 net of income taxes), and $84,535 ($66,815 net of income taxes) for the years ended December 31, 1998, 1997 and 1996, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #14 - DEFINED CONTRIBUTION PLAN

The Company has a qualified defined contribution plan (401(k) Retirement Savings
Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $10,000 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation. The Company's matching contribution will become vested at 20% per year with full vesting after five years. The expense was $15,321 ($12,563 net of income taxes), $6,732 ($4,040 net of income taxes) and $14,862 ($11747 net of income taxes) for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE #15 - INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:


                                               1998                            1997                          1996
                                    --------------------------      --------------------------     ------------------------
                                        Net                             Net                            Net
                                      Income          Shares          Income          Shares         Income        Shares
                                    ----------      ----------      ----------      ----------     ----------    ----------
Net income as reported              $  443,383                      $  404,136                     $  105,578
Shares outstanding at year-end                       1,862,776                       1,862,776                    1,862,776
                                    ----------      ----------      ----------      ----------     ----------    ----------
Used in Basic EPS                      443,383       1,862,776         404,136       1,862,776        105,578     1,862,776
Dilutive effect of outstanding
  stock options                                        131,479                          20,210                       12,076
                                    ----------      ----------      ----------      ----------     ----------    ----------
Used in Diluted EPS                 $  443,383       1,994,255      $  404,136       1,882,986     $  105,578     1,874,852
                                    ==========      ==========      ==========      ==========     ==========    ==========


NOTE #16- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #16 - REGULATORY MATTERS, Continued


                                                                              Capital Needed
                                                                  ----------------------------------------
                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                     For Capital         Prompt Corrective
                                                 Actual           Adequacy Purposes         Provisions
                                            ----------------      -----------------      -----------------
                                            Amount     Ratio      Amount      Ratio      Amount      Ratio
                                            ------     -----      ------      -----      ------      -----
As of December 31, 1998
Total capital to risk-weighted assets       $9,373      9.8%      $7,687       8.0%      $9,609      10.0%
Tier 1 capital to risk-weighted assets       8,687      9.0%       3,843       4.0%       5,765       6.0%
Tier 1 capital to average assets             8,687      7.5%       4,633       4.0%       5,791       5.0%

As of December 31, 1997
Total capital to risk-weighted assets       $8,939      9.3%      $7,681       8.0%      $9,602      10.0%
Tier 1 capital to risk-weighted assets       8,244      8.6%       3,839       4.0%       5,758       6.0%
Tier 1 capital to average assets             8,244      7.3%       4,525       4.0%       5,656       5.0%


NOTE #17 - OTHER REAL ESTATE OWNED

As discussed in Note #1K, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:

                                        1998            1997
                                     ---------       ---------
Balance, Beginning of year           $ 492,492       $ 710,205
Sales                                 (200,738)       (255,578)
Valuation adjustments and other         (4,400)         37,865
                                     ---------       ---------
Balance, End of year                 $ 287,354       $ 492,492
                                     =========       =========


The balances at December 31, 1998 and 1997, are shown net of reserves.


NOTE #18 - RESERVE FOR PROBABLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1998, 1997 and 1996:


                                          1998           1997           1996
                                        --------       --------       --------
Balance, Beginning of year              $ 51,473       $ 89,338       $ 38,133
Provision charged to other expense         4,400                        75,125
Charge-offs and other reductions                        (37,865)       (23,920)
                                        --------       --------       --------
Balance, End of year                    $ 55,873       $ 51,473       $ 89,338
                                        ========       ========       ========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instrument s," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1998. FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                          Carrying
                                           Amount          Fair Value
                                         -----------      -----------
Assets
      Cash and cash equivalents          $12,288,959      $12,288,959
      Investment securities                6,237,188        6,237,188
      Loans receivable                    87,932,938       87,461,367
      Accrued interest receivable            496,093          496,093

Liabilities
      Non-interest bearing deposits       32,570,373       32,570,373
      Interest bearing deposits           72,744,617       72,786,772
      Accrued interest payable               359,268          359,268


                                                                       Notional       Cost to Cede
                                                                        Amount          or Assume
                                                                      ----------      ------------
Off-Balance Sheet Instruments
      Commitments to extend credit and standby letters of credit      $7,909,000       $   79,090


The following methods and assumptions were used by the Bank in estimating fair value disclosures:

-   Cash and Cash Equivalents

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

-   Investment Securities

    Fair values are based upon quoted market prices, where available.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #19 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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


NOTE #20 - TIME DEPOSIT LIABILITIES

At December 31, 1998, the Company had time certificates of deposit with maturity distributions as follows:


Within one year                      $35,037,985
After one but within five years        1,599,382
                                     -----------
                                     $36,637,367
                                     ===========


NOTE #21 - BORROWINGS

The Bank has borrowing lines with four correspondent banks totaling $5.7 million and another line at the Federal Reserve. Loans with a carrying amount of approximately $1,895,000 have been pledged to secure the line at the Federal Reserve.


NOTE #22 - DIRECTOR RETIREMENT PLAN

The Company is in the process of establishing a Director Retirement Plan, which will provide retirement benefits to one or more Directors of the Bank. During 1998 approximately $180,000 was expensed for this plan.


NOTE #23 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company has established a Supplemental Executive Retirement Plan, which will provide retirement benefits for senior officers of the Bank. Benefits under this plan are fully vested upon participation. During 1998 approximately $72,000 was expensed for this plan.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #24 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)


                                 BALANCE SHEETS

                                                              1998            1997            1996
                                                           ----------      ----------      ----------
ASSETS
      Cash in Vineyard National Bank                       $    7,661      $    7,496      $    7,335
      Prepaid expenses                                            489             543             570
      Investment in subsidiary                              8,721,116       8,259,625       7,844,695
                                                           ----------      ----------      ----------

           Total Assets                                    $8,729,266      $8,267,664      $7,852,600
                                                           ==========      ==========      ==========

LIABILITIES
      Due to shareholders in lieu of
       fractional shares on stock splits                        1,107           1,161           1,188
                                                           ----------      ----------      ----------

STOCKHOLDERS' EQUITY
      Common stock                                          2,106,258       2,106,258       2,106,258
      Additional paid-in capital                            3,306,684       3,306,684       3,306,684
      Retained earnings                                     3,315,217       2,853,561       2,438,470
                                                           ----------      ----------      ----------

           Total Stockholders' Equity                       8,728,159       8,266,503       7,851,412
                                                           ----------      ----------      ----------

           Total Liabilities and Stockholders' Equity      $8,729,266      $8,267,664      $7,852,600
                                                           ==========      ==========      ==========

                              STATEMENTS OF INCOME

INCOME
      Equity in income of subsidiary                          443,218         403,975         105,420
      Interest                                                    965             961             958
                                                           ----------      ----------      ----------
                                                              444,183         404,936         106,378
                                                           ----------      ----------      ----------

INCOME TAXES                                                      800             800             800
                                                           ----------      ----------      ----------

           Net Income                                      $  443,383      $  404,136      $  105,578
                                                           ==========      ==========      ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #24 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY), Continued


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                            1998            1997            1996
                                                         ---------       ---------       ---------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                  $     965       $     961       $     958
      Income taxes paid                                       (800)           (800)           (800)
                                                         ---------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities                 165             161             158
                                                         ---------       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      165             161             158

CASH, Beginning of year                                      7,496           7,335           7,177
                                                         ---------       ---------       ---------

CASH, End of year                                        $   7,661       $   7,496       $   7,335
                                                         =========       =========       =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
      Net Income                                           443,383         404,136         105,578
      Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating Activities
          Decrease in other assets                              54              27              99
          Undistributed earnings of subsidiary            (443,218)       (403,975)       (105,420)
          Decrease in other liabilities                        (54)            (27)            (99)
                                                         ---------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities           $     165       $     161       $     158
                                                         =========       =========       =========

SELECTED QUARTERLY FINANCIAL DATA

       The selected quarterly data for 1998 is based on the unaudited financial statements of the Company as presented by management.


                                                                   Quarter Ended 1998
                                         -------------------------------------------------------------------------
                                            March 31            June 30           September 30        December 31
                                         -------------       -------------       -------------       -------------
Net Interest Income                      $   1,650,129       $   1,793,445       $   1,695,188       $   1,487,295
Provision for Loan and Lease Losses            (59,000)            (64,982)            (19,000)               --
Other Income                                   378,568             359,581             371,307       $     837,901
Other Expenses                              (1,872,452)         (1,842,754)         (1,950,054)      $  (2,014,989)
                                         -------------       -------------       -------------       -------------

Income/(Loss) Before Taxes                      97,245             245,290              97,441             310,207
Income Taxes                                   (39,000)           (101,000)            (40,000)           (126,800)
                                         -------------       -------------       -------------       -------------

Net Income/(Loss)                        $      58,245       $     144,290       $      57,441       $     183,407
                                         =============       =============       =============       =============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                              $        0.03       $        0.08       $        0.03       $        0.10
                                         =============       =============       =============       =============
      Diluted                            $        0.03       $        0.08       $        0.03       $        0.09
                                         =============       =============       =============       =============

Weighted Average Shares
 in Per Share Calculation
      Basic                                  1,862,776           1,862,776           1,862,776           1,862,776
      Diluted                                1,900,328           1,905,237           1,902,982           1,986,634

Balance Sheet Data
      Assets                             $ 114,569,754       $ 111,650,476       $ 113,823,266       $ 115,863,031
                                         =============       =============       =============       =============
      Deposits                           $ 104,870,743       $ 101,900,140       $ 103,655,030       $ 105,314,990
                                         =============       =============       =============       =============
      Loans and Leases/(Net)             $  85,393,223       $  85,803,135       $  85,829,512       $  87,246,922
                                         =============       =============       =============       =============
      Stockholders' Equity               $   8,331,475       $   8,474,039       $   8,570,360       $   8,728,159
                                         =============       =============       =============       =============

        The selected quarterly data for 1997 is based on the unaudited financial statements of the Company as presented by management.


                                                                   Quarter Ended 1997
                                         -------------------------------------------------------------------------
                                            March 31            June 30           September 30        December 31
                                         -------------       -------------       -------------       -------------
Net Interest Income                      $   1,548,787       $   1,595,084       $   1,656,981       $   1,558,097
Provision for Loan and Lease Losses            (47,782)            (31,000)            (65,000)
Other Income                                   398,955             424,454             414,345       $     454,189
Other Expenses                              (1,811,053)         (1,767,311)         (1,897,588)      $  (1,893,222)
                                         -------------       -------------       -------------       -------------

Income/(Loss) Before Taxes                      88,907             252,227             142,738              54,064
Income Taxes                                   (36,000)           (103,000)            (62,000)             67,200
                                         -------------       -------------       -------------       -------------

Net Income/(Loss)                        $      52,907       $     149,227       $      80,738       $     121,264
                                         =============       =============       =============       =============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                              $        0.03       $        0.08       $        0.04       $        0.07
                                         =============       =============       =============       =============
      Diluted                            $        0.03       $        0.08       $        0.04       $        0.06
                                         =============       =============       =============       =============

Weighted Average Shares
 in Per Share Calculation
      Basic                                  1,862,776           1,862,776           1,862,776           1,862,776
      Diluted                                1,875,411           1,876,496           1,883,159           1,882,986

Balance Sheet Data
      Assets                             $ 120,001,975       $ 121,944,173       $ 117,347,588       $ 111,580,095
                                         =============       =============       =============       =============
      Deposits                           $ 110,761,185       $ 112,286,679       $ 107,787,643       $ 101,741,356
                                         =============       =============       =============       =============
      Loans and Leases/(Net)             $  93,837,450       $  93,012,938       $  91,235,454       $  88,419,559
                                         =============       =============       =============       =============
      Stockholders' Equity               $   7,901,644       $   8,056,405       $   8,147,231       $   8,266,503
                                         =============       =============       =============       =============


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1999, for the Company's 1999 annual shareholders' meeting.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1999, for the Company's 1999 annual shareholders' meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1999, for the Company's 1999 annual shareholders' meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1999, for the Company's 1999 annual shareholders' meeting.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        a)      The following documents are filed as part of this Form 10-K:

                1)      Financial Statements:

                        See Index to Financial Statements in Item 8 on Page 38 of this Report.

                2) All schedules are omitted as the information is not required, is not material or is otherwise furnished.

                3)      Exhibits:

                        See Index to Exhibits on Page 70 of this Form 10-K.

        b)      Reports on Form 8-K:

                None.

        c)      Exhibits:

                See Index to Exhibits on Page 70 of this Form 10-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 25th day of March 1999.


                                       VINEYARD NATIONAL BANCORP
                                       (Registrant)



                                       By  /s/ STEVEN R. SENSENBACH
                                           -------------------------------------
                                           Steven R. Sensenbach,
                                           President and Chief Executive
                                           Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.


                                     President, Chief Executive Officer
/s/ STEVEN R. SENSENBACH             (Principal Executive Officer) and Director
--------------------------------

                                     Executive Vice President, Chief Financial
/s/ SOULE SENSENBACH                 Officer, (Principal Financial and
--------------------------------     Accounting Officer)


/s/ LESTER STROH, M.D.               Chairman of the Board of Directors
--------------------------------

/s/ FRANK S. ALVAREZ                 Director
--------------------------------

/s/ ROLAND O. NORIEGA                Director
--------------------------------

/s/ JOEL H. RAVITZ                   Director
--------------------------------

/s/ JODIE SMITH                      Director
--------------------------------

/s/ RENNY V. THOMAS                  Director
--------------------------------

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Vineyard National Bancorp:

        We consent to the incorporation of our Report dated March 5, 1999, on the consolidated financial statements of Vineyard National Bancorp as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, included in its Annual Report on Form 10-K for the year ended December 31, 1998.





VAVRINEK, TRINE, DAY & CO., LLP
Certified Public Accountants
Rancho Cucamonga, California

                                INDEX TO EXHIBITS


Exhibit                           Description                            Sequentially
 Number                                                                  Numbered Page
-------                                                                  -------------

   3.1    Registrant's Articles of Incorporation                             (R-1)

   3.2    Registrant's Bylaws                                                (R-1)

   3.3    Plan of Reorganization and Agreement of Merger                     (R-1)

   4.0    Specimen Common Stock Certificate of Registrant                    (R-1)

  10.4    Vineyard National Bank Deferred Compensation Plan                  (R-1)

  10.5    Employment Agreement Between Vineyard National Bank and            (R-1)
          Steven R. Sensenbach

  10.6    1988 Extension Agreement for Employment Agreement Between          (R-1)
          Vineyard National Bank and Steven R. Sensenbach

  10.9    Lease Agreement Between Vineyard National Bank and Landlord        (R-1)
          Regarding Diamond Bar Office 1987

 10.10    Addendum to Lease Agreement Ref 10.9                               (R-1)

 10.11    Addendum to Lease Agreements Refs 10.9 and 10.10                   (R-1)

 10.15    Buy/Sell Agreement Between Vineyard National Bank and Wells        (R-1)
          Fargo 1984

 10.16    Buy/Sell Agreement Between Vineyard National Bank and              (R-1)
          Arrowhead Pacific Savings Bank 1988

 10.20    Incentive Stock Option Plan for Vinyard National Bank 1997         (R-3)

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

(R-3) Incorporated by reference to registrants filing on October 17, 1997.