Form 10-Q
period 1999-03-31
VINEYARD NATIONAL BANCORP
filed 1999-05-13
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999        Commission File No. 0-20862


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

         Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,776 shares of common stock as of March 31 , 1999.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                                TABLE OF CONTENTS


                                     PART I


FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    March 31, 1999 and December 31,1998.........................................................3

    Consolidated Statements of Income
    For the Three Months Ended March 31, 1999 and 1998..........................................4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Three Months Ended March 31, 1999 and 1998..........................................5

    Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 1999 and 1998..........................................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................10


                                                PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..................................................14

    Exhibit 27.  Data Schedule.................................................................15

SIGNATURES.....................................................................................16


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                 --------------   ---------------

Cash and due from banks                                          $   6,707,454    $    6,473,959
Federal funds sold                                                   4,745,000         5,815,000
                                                                 --------------   ---------------
                  Total Cash and Cash Equivalents                   11,452,454        12,288,959
                                                                 --------------   ---------------
Interest-bearing deposits in other financial institutions              693,000           693,000
Investment securities
      Available-for-sale                                             7,691,097         6,237,188
Loans, net of unearned income                                       85,917,623        85,755,246
Loans held for sale                                                  1,236,274         2,177,692
            Less:  Reserve for probable loan losses                   (662,333)         (686,016)
                                                                 --------------   ---------------
                                                                    86,491,564        87,246,922
Bank premises and equipment                                          6,316,143         6,436,612
Accrued interest                                                       489,593           496,093
Cash surrender value of life insurance                               1,801,984         1,801,984
Other real estate owned                                                287,354           287,354
Other assets                                                           560,690           374,919
                                                                 --------------   ---------------
                  Total Assets                                   $ 115,783,879     $ 115,863,031
                                                                 ==============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand deposits                                           32,040,125        32,570,373
          Savings and NOW deposits                                  25,139,735        25,003,583
          Money market deposits                                     12,790,412        11,103,667
          Time deposits in denominations of $100,000 or more        10,292,559         9,452,872
          Other time deposits                                       25,007,104        27,184,495
                                                                 --------------   ---------------
                                                                   105,269,935       105,314,990
      Accrued employee salary and benefits                             652,477           781,629
      Accrued interest and other liabilities                         1,030,298         1,038,253
                                                                 --------------   ---------------
                  Total Liabilities                                106,952,710       107,134,872
                                                                 --------------   ---------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,776 shares in
            1999 and 1998                                            2,106,258         2,106,258
      Additional paid-in capital                                     3,306,684         3,306,684
      Retained earnings                                              3,404,159         3,280,982
      Accumulated other comprehensive income                            14,068            34,235
                                                                 --------------   ---------------
                  Total Stockholders' Equity                         8,831,169         8,728,159
                                                                 --------------   ---------------
                  Total Liabilities and Stockholders' Equity     $ 115,783,879     $ 115,863,031
                                                                 ==============   ===============



See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                       March 31,      March 31,
                                                                         1999           1998
                                                                      ------------   ------------

INTEREST INCOME
      Interest and fees on loans                                      $ 2,115,409    $ 2,139,977
      Interest on Investment Securities
          Obligations of U.S. Government Agencies and Corporations         96,215         63,213
      Interest on other securities                                          2,396          2,466
      Interest on deposits                                                  9,666          1,042
      Interest on Federal funds sold                                       61,690         70,633
      Direct lease financing income                                                          221
                                                                      ------------   ------------
                      Total Interest Income                             2,285,376      2,277,552
                                                                      ------------   ------------
INTEREST EXPENSE
      Interest on savings deposits                                         44,080         50,391
      Interest on NOW and money market deposits                           111,614        112,539
      Interest on time deposits in denominations of $100,000 or more       91,905        101,965
      Interest on other time deposits                                     333,481        362,528
                                                                      ------------   ------------
                      Total Interest Expense                              581,080        627,423
                                                                      ------------   ------------
                      Net Interest Income                               1,704,296      1,650,129
PROVISION FOR LOAN AND LEASE LOSSES                                       (41,000)       (59,000)
                                                                      ------------   ------------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                       1,663,296      1,591,129
                                                                      ------------   ------------
OTHER  INCOME
      Fees and service charges                                            349,358        369,153
      Net gain on sale of investment securities                                            3,281
      Other income                                                          6,133          6,134
                                                                      ------------   ------------
                      Total Other Income                                  355,491        378,568
                                                                      ------------   ------------
OTHER EXPENSES
      Salaries and employee benefits                                      906,162        886,210
      Occupancy expense of premises                                       151,773        152,216
      Furniture and equipment expense                                     143,689        151,729
      Other expenses (Note #2)                                            608,986        682,297
                                                                      ------------   ------------
                                                                        1,810,610      1,872,452
                                                                      ------------   ------------
Income Before Income Taxes                                                208,177         97,245
Income Taxes                                                               85,000         39,000
                                                                      ------------   ------------
Net Income                                                            $   123,177    $    58,245
                                                                      ============   ============

Basic Earnings Per Share                                              $      0.07    $      0.03
                                                                      ============   ============
Diluted Earnings Per Share                                            $      0.06           0.03
                                                                      ============   ============


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                                           Accumulated
                                                      Number of                  Additional                  Other
                                                        Shares       Common       Paid-in       Retained  Comprehensive
                                                     Outstanding     Stock        Capital       Earnings     Income      Total
                                                     -----------   -----------   ----------    ---------- ------------ ----------

BALANCE, January 1, 1998                               1,862,776   $ 2,106,258   $ 3,306,684   $2,837,599   $15,962    $8,266,503
      Comprehensive income
           Net Income                                                                              58,245                  58,245
           Unrealized security holding gains
             ( net of $6,249 tax)                                                                             8,630         8,630
           Less reclassification adjustments for
             gains (net of $1,378 tax)                                                                       (1,903)       (1,903)
                                                                                                                       -----------
           Total other comprehensive income                                                                                 6,727
      Total Comprehensive income                                                                                           64,972
                                                     -----------   -----------   ------------- ----------  --------    -----------
BALANCE, March 31, 1998                                1,862,776   $ 2,106,258   $ 3,306,684   $2,895,844   $22,689    $8,331,475
                                                     ===========   ===========   ============= ==========  ========    ===========


                                                                                                           Accumulated
                                                      Number of                   Additional                 Other
                                                        Shares        Common       Paid-in     Retained   Comprehensive
                                                     Outstanding      Stock        Capital     Earnings      Income       Total
                                                     -----------   -----------   -----------  ----------  ------------- ----------

BALANCE, January 1, 1999                               1,862,776   $ 2,106,258   $ 3,306,684  $3,280,982    $34,235     $8,728,159
      Comprehensive income
           Net Income                                                                            123,177                   123,177
           Unrealized security holding losses
           (net of $8,268  tax)                                                                             (20,167)      (20,167)
                                                                                                                       -----------
           Total other comprehensive income                                                                               (20,167)
      Total Comprehensive income                                                                                          103,010
                                                     -----------   -----------   -----------  ---------   ---------    -----------
BALANCE, March 31, 1999                                1,862,776   $ 2,106,258   $ 3,306,684  $3,404,159  $  14,068    $8,831,169
                                                     ===========   ===========   ===========  ==========  =========    ===========




See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                     March 31,       March 31,
                                                                        1999            1998
                                                                    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                    $  2,110,122    $  1,703,382
      Service fees and other income received                             355,491         375,287
      Financing revenue received under leases                                                221
      Interest paid                                                     (579,796)       (613,663)
      Cash paid to suppliers and employees                            (1,735,358)     (2,518,964)
      Income taxes paid                                                 (330,000)        (71,714)
                                                                    -------------   -------------
                      Net Cash Used In Operating Activities             (179,541)     (1,125,451)
                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of investment securities,
       available-for-sale                                                                503,363
      Proceeds from maturities of investment securities,
       available-for-sale                                                500,000
      Purchase of investment securities available-for-sale            (1,979,510)       (991,900)
      Net increase in deposits in other financial institutions                          (297,000)
      Recoveries on loans previously written off                           7,870          22,786
      Net loans made to customers and principal
        collections of loans                                             879,072       3,430,063
      Capital expenditures                                               (20,568)       (140,182)
      Proceeds from sale of property, plant and equipment                  1,227          22,386
      Proceeds from sale of other real estate owned                                      173,582
                                                                    -------------   -------------
                     Net Cash Provided By Investing Activities          (611,909)      2,723,098
                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts, and money market deposits                     1,292,649         699,213
      Net increase/(decrease) in certificates of deposits             (1,337,704)      2,430,174
                                                                    -------------   -------------
                      Net Cash Provided By Financing Activities          (45,055)      3,129,387
                                                                    -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               (836,505)      4,727,034

CASH AND CASH EQUIVALENTS, Beginning of year                          12,288,959       9,354,346
                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS, End of quarter                           $ 11,452,454    $ 14,081,380
                                                                    =============   =============



See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                          March 31,       March 31,
RECONCILIATION OF NET INCOME TO                                             1999            1998
                                                                        -------------   -------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                        $    123,177    $     58,245
                                                                        -------------   -------------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                                      130,639         146,218
          Provision for probable credit losses                                41,000          59,000
          Decrease in taxes payable                                         (245,000)        (32,714)
          Increase in other assets                                          (185,771)       (695,377)
          Decrease in unearned loan fees                                    (172,583)       (485,513)
          (Increase(/decrease in interest receivable                           6,500         (83,477)
          Increase in interest payable                                         1,284          13,760
          Increase/(decrease)  in accrued expense and other liabilities      121,213        (133,868)
          Loss on sale of other real estate owned                                             31,556
          Gain on sale of investment securities                                               (3,281)
                                                                        -------------   -------------
                      Total Adjustments                                     (302,718)     (1,183,696)
                                                                        -------------   -------------
                      Net Cash Provided By Operating Activities         $   (179,541)   $ (1,125,451)
                                                                        =============   =============

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities           $    (20,167)   $      6,727
                                                                        =============   =============



DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.



See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 1999 and 1998:

                                                                        March 31,    March 31,
                                                                           1999         1998
                                                                        -----------  -----------

Data processing                                                          $ 160,014    $ 160,202
Marketing expenses                                                          66,389       95,371
Office supplies, postage and telephone                                      81,177       94,954
Professional expenses                                                      132,388      166,565
Bank insurance and assessments                                              41,136       35,168
Other                                                                      127,882      130,037
                                                                        -----------  -----------
                      Total Other Expenses                               $ 608,986    $ 682,297
                                                                        ===========  ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998



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

RESULTS OF OPERATIONS

           The Company had net income of $123,177 for the quarter ended March 31, 1999, as compared to $58,245 for the same period in 1998.

NET INTEREST INCOME

           The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased approximately $54,000 or 3.3% in the three month period ended March 31, 1999, as compared to the same period in 1998. The increase was due primarily to approximately an $8,000 increase in interest income and approximately a $46,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume and time deposits offset by an increase in investments from March 1999 to March 1998.

           Outstanding loans and leases decreased during the three month period ended March 31, 1999, by approximately $779,000. During this period total deposits decreased by approximately $45,000. The deposit mix changed as demand deposits decreased by approximately $530,000, savings and NOW accounts increased by approximately $136,000, money market accounts increased approximately $1,687,000, time deposits in excess of $100,000 increased approximately $840,000, and other time deposits decreased approximately $2,177,000. The net interest margin (net interest income expressed as a percentage of interest income) was 75 percent for the three month period ended March 31, 1999, as compared to 72 percent for the same period in 1998.

PROVISION FOR PROBABLE LOAN LOSSES

           The Bank follows the practice of maintaining a reserve for potential losses on loan and leases (the "Loan Loss Reserve" or the "Reserve") at an amount, which, in Management's judgment, is adequate to absorb potential losses on total loans and leases outstanding. Losses on loans or leases are charged against the reserve and the reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of collateral securing loans or in general economic conditions. Additions to the reserve are made through a charge against income referred to as the "Provision for Loan and Lease Losses".

           During the three month period ended March 31, 1999, a provision of $41,000 was made as compared to $59,000 for the same period in 1998. The net charge-offs on previously granted loans were approximately $65,000 for the three months ended March 31, 1999, as compared to $92,000 for the same period in 1998.

OTHER INCOME

           The decrease of approximately $23,000 in other income in the three month period ended March 31, 1999, as compared to 1998, was due primarily to the decrease in fees and service charges.

OTHER EXPENSES

           Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $62,000 or 3.3%, during the three month period ended March 31, 1999, as compared to the same period in 1998. The decrease in other expenses was primarily a result of decreases in marketing and professional services expense offset by an increase in salaries and employee benefits.

FINANCIAL CONDITION AND LIQUIDITY

           During the three months ended March 31, 1999, the Company's assets decreased by approximately $79,000 or .07%, compared to December 31, 1998. The Company continued to have adequate cash resources with approximately $6,707,000 of cash held on deposit at other financial institutions, approximately $7,691,000 of investment securities, and $4,745,000 in Federal Funds Sold at March 31, 1999. Liquidity decreased and resulted in a decrease in cash and cash equivalents of approximately $837,000. The Bank's investment portfolio contains $24,000 of unrealized gains on estimated fair values when compared to book values at March 31, 1999. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $67,000 at March 31, 1999. All loans on non-accrual status are considered to be impaired.

           Total shareholders' equity increased from approximately $8,728,000 at December 31, 1998 to $8,831,000 at March 31, 1999, as a result of net income generated for the three months then ended and a decrease in accumulated other comprehensive income.

           The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of March 31, 1999, the Company had a ratio of capital to risk-weighted assets of 9.91%, a ratio of Tier 1 capital to risk-weighted assets of 9.22%, and a leverage capital ratio of 7.59%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

           The following table sets forth information regarding the Bank's non-performing loans at March 31, 1999 and December 31, 1998.


                                                                     March 31,     December 31,
(Dollars in Thousands)                                                  1999           1998
                                                                   ------------  ---------------

Accruing Loans More Than 90 Days Past Due 1
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                           $        3   $            1
                                                                     -----------  ---------------
                      Total Loans Past Due More Than 90 Days                  3                1
                                                                     -----------  ---------------

Renegotiated Loans 2                                                     -              -
                                                                     -----------  ---------------

Non-accrual Loans 3
      Aggregate Loan Amounts
          Commercial, financial and agricultural                                             114
          Real estate                                                        67                0
                                                                     -----------  ---------------
                      Total Non-accrual Loans                                67              114
                                                                     -----------  ---------------
                      Total Non-Performing Loans                     $       70   $          115
                                                                     ===========  ===============


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1999 and 1998.

(3) There was one loan on non-accrual status totaling approximately $67,000 at March 31, 1999, and two loans totaling approximately $114,000 at December 31, 1998.

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

           As of March 31, 1999, the Bank's classified loans consisted of approximately $1,901,000 of loans classified as substandard. The Bank's $1,901,000 of loans classified as substandard consisted of approximately $1,831,000 of performing loans and approximately $70,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

           The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 1999, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1998.

           The reserve for probable loan and lease losses at March 31, 1999, was approximately $662,000 or .76% of total loans and leases, as compared to $686,000 or .78% of total credits at December 31, 1998. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

           The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                     March 31,     December 31,
(Dollars in Thousands)                                                  1999           1998
                                                                     -----------   --------------

Allowance For Loan Losses
      Balance, Beginning of period                                   $      686    $         695
                                                                     -----------   --------------
      Charge-offs
          Commercial, financial and agricultural                             60               40
          Real estate mortgage                                                                 0
          Consumer loans                                                     12              213
                                                                     -----------   --------------
                      Total Charge-offs                                      72              253
                                                                     -----------   --------------
      Recoveries
          Commercial, financial and agricultural                              1                8
          Real estate mortgage                                                                41
          Consumer loans                                                      6               52
                                                                     -----------   --------------
                      Total Charge-offs                                       7              101
                                                                     -----------   --------------
Net Charge-offs                                                              65              152
                                                                     -----------   --------------
Provision Charged to Operations                                              41              143
                                                                     -----------   --------------
Balance, End of period                                               $      662    $         686
                                                                     ===========   ==============
Net Charge-offs During the Period to Average Loans
 Outstanding During the Period Ended                                       0.07%            0.18%
                                                                     ===========   ==============
Allowance For Loan Losses to Loans at Quarter End/Year End                 0.76%            0.78%
                                                                     ===========   ==============



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

YEAR 2000 READINESS DISCLOSURE UNDER THE UNITED STATES YEAR 2000 INFORMATION DISCLOSURE ACT

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

The Company has created a budget specific to Year 2000 readiness. The budget totals $50,000 and is comprised of the following components: (1) servicer testing, (2) system upgrades, (3) construction, (4) non-computer equipment, and
(5) computer hardware and software. As of March 31, 1999, approximately $15,000 or 31% has been spent. There is no assurance that additional amounts will not be added to the amounts already budgeted for the Year 2000 expenditures.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:  Data Schedule


         b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 1999.



                                       VINEYARD NATIONAL BANK


                                       By: /s/ Soule Sensenbach
                                          -------------------------
                                           Soule Sensenbach
                                           Corporate Secretary