Form 10-Q
period 1999-06-30
VINEYARD NATIONAL BANCORP
filed 1999-08-11
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999         Commission File No. 0-20862


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

     Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,776 shares of common stock as of June 30, 1999.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       JUNE 30, 1999 AND DECEMBER 31, 1998



                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 1999 and December 31,1998........................................ 3

    Consolidated Statements of Income
    For the Six Months and Three Months Ended June 30, 1999 and 1998.......... 4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Six Months Ended June 30, 1999 and 1998........................... 5

    Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1999 and 1998........................... 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................... 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................10


                                     PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................18

    Exhibit 27.  Data Schedule................................................19

SIGNATURES....................................................................20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                 June 30,     December 31,
                                                                   1999           1998
                                                              ------------   ------------
Cash and due from banks                                        $ 6,966,782   $  6,473,959
Federal funds sold                                               5,905,000      5,815,000
                                                              ------------   ------------
                    Total Cash and Cash Equivalents             12,871,782     12,288,959
                                                              ------------   ------------
Interest-bearing deposits in other financial institutions          891,000        693,000
Investment securities
      Available-for-sale                                        10,630,316      6,237,188
Loans, net of unearned income                                   83,759,959     85,755,246
Loans held for sale                                                546,927      2,177,692
      Less:  Reserve for probable loan and lease losses           (711,977)      (686,016)
                                                              ------------   ------------
                                                                83,594,909     87,246,922
Bank premises and equipment                                      6,308,294      6,436,612
Accrued interest                                                   503,310        496,093
Cash surrender value of life insurance                           1,801,984      1,801,984
Other real estate owned                                            262,714        287,354
Other assets                                                       407,700        374,919
                                                              ------------   ------------
                    Total Assets                              $117,272,009   $115,863,031
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Deposits
          Demand deposits                                       33,876,668     32,570,373
          Savings and NOW deposits                              25,830,648     25,003,583
          Money market deposits                                 13,665,130     11,103,667
          Time deposits in denominations
           of $100,000 or more                                   9,444,549      9,452,872
          Other time deposits                                   23,933,827     27,184,495
                                                              ------------   ------------
                                                               106,750,822    105,314,990
          Accrued employee salary benefits                         651,258        781,629
          Accrued interest and other liabilities                   905,802      1,038,253
                                                              ------------   ------------
                  Total Liabilities                            108,307,882    107,134,872
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000 shares,           2,106,258      2,106,258
           no par value, issued and outstanding 1,862,776
           shares in 1999 and 1998
          Additional paid-in capital                             3,306,684      3,306,684
          Retained earnings                                      3,559,022      3,280,982
          Accumulated other comprehensive income                    (7,837)        34,235
                                                              ------------   ------------
              Total Stockholders' Equity                         8,964,127      8,728,159
                                                              ------------   ------------
              Total Liabilities and Stockholders' Equity      $117,272,009   $115,863,031
                                                              ============   ============


See accompanying notes to financial statements.                     Page 3 of 19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                            Six Months Ended June 30,   Three Months Ended June 30,
                                            --------------------------  ----------------------------
                                                1999          1998           1999           1998
                                            ------------  ------------  --------------  ------------
INTEREST INCOME
 Interest and fees on loans                 $4,209,756     $4,398,284   $  2,094,347    $ 2,258,307
 Interest on Investment Securities
    Obligations of U.S. Government
       Agencies and Corporations               212,344        141,435        116,129         78,222
    Interest on other securities                 4,775          4,944          2,379          2,478
 Interest on deposits                           19,346          5,170          9,680          4,128
 Interest on Federal funds sold                164,062        158,774        102,372         88,141
 Direct lease financing income                                    445                           224
                                            ----------     ----------     ----------     ----------
              Total Interest Income          4,610,283      4,709,052      2,324,907      2,431,500
                                            ----------     ----------     ----------     ----------
INTEREST EXPENSE
 Interest on savings deposits                   92,768        103,544         48,688         53,153
 Interest on NOW and money market
  deposits                                     232,396        225,952        120,782        113,413
 Interest on time deposits in
  denominations of $100,000 or more            190,194        203,889         98,289        101,924
 Interest on other time deposits               645,330        732,093        311,849        369,565
          Total Interest Expense             1,160,688      1,265,478        579,608        638,055
                                            ----------     ----------     ----------     ----------
          Net Interest Income                3,449,595      3,443,574      1,745,299      1,793,445

PROVISION FOR LOAN AND LEASE LOSSES            (41,000)      (123,982)                     (64,982)
                                            ----------     ----------     ----------     ----------
          Net Interest Income After
            Provision for Loan and
            Lease Losses                     3,408,595      3,319,592      1,745,299      1,728,463
                                            ----------     ----------     ----------     ----------
OTHER INCOME
 Fees and service charges and gain
  on sale of loans                             652,001        660,835        302,643        291,682
 Gain on sale of investment securities                           3,281
  investment securities
 Gain on sale of other real estate owned         6,462                         6,462
 Other Income                                   81,032         74,033         74,899         67,899
                                            ----------     ----------     ----------     ----------
              Total Other Income               739,495        738,149        384,004        359,581
                                            ----------     ----------     ----------     ----------
OTHER EXPENSES
 Salaries and employee benefits              1,821,772      1,771,320        915,610        885,110
 Occupancy expense of premises                 315,776        301,175        164,003        148,959
 Furniture and equipment expenses              299,857        308,383        156,168        156,654
 Other expenses (Note #2)                    1,243,645      1,334,328        634,659        652,031
                                            ----------     ----------     ----------     ----------
              Total Other Expenses           3,681,050      3,715,206      1,870,440      1,842,754
                                            ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                     467,040        342,535        258,863        245,290
INCOME TAXES                                  (189,000)      (140,000)      (104,000)      (101,000)
                                            ----------     ----------     ----------     ----------
NET INCOME                                  $  278,040     $  202,535     $  154,863     $  144,290
                                            ==========     ==========     ==========     ==========
BASIC EARNINGS PER SHARE                    $     0.15     $     0.11     $     0.08     $     0.08
                                            ==========     ==========     ==========     ==========
DILUTED EARNINGS PER SHARE                  $     0.14     $     0.11     $     0.08     $     0.08
                                            ==========     ==========     ==========     ==========


See accompanying notes to financial statements.                     Page 4 of 19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                              Accumulated
                                      Number of                   Additional                    other
                                       Shares         Common       Paid-in       Retained    comprehensive
                                     Outstanding      Stock        Capital       Earnings       income           Total
                                     -----------    ----------    ----------    ----------   -------------    -----------
BALANCE, January 1, 1998               1,862,643    $2,106,258    $3,306,684    $2,837,599    $    15,962     $ 8,266,503
                                     -----------    ----------    ----------    ----------    -----------     -----------
  Comprehensive income
    Net Income                                                                     202,535                        202,535
    Unrealized security holding
      gains (net of $4,998 tax)                                                      6,904                          6,904
    less reclassification adjustments
       for gains (net of $1,378 tax)                                                               (1,903)         (1,903)
    Total other comprehensive income                                                                                5,001
                                     -----------    ----------    ----------    ----------    -----------     -----------
  Total Comprehensive income                                                                                      207,536
                                     -----------    ----------    ----------    ----------    -----------     -----------
BALANCE, June 30, 1998                 1,862,643    $2,106,258    $3,306,684    $3,040,134    $    20,963     $ 8,474,039
                                     ===========    ==========    ==========    ==========    ===========     ===========

                                                                                              Accumulated
                                      Number of                   Additional                    other
                                       Shares         Common       Paid-in       Retained    comprehensive
                                     Outstanding      Stock        Capital       Earnings       income           Total
                                     -----------    ----------    ----------    ----------   -------------    -----------
BALANCE, January 1, 1999               1,862,643    $2,106,258    $3,306,684    $3,280,982    $    34,235     $ 8,728,159
                                     -----------    ----------    ----------    ----------    -----------     -----------
  Comprehensive income
    Net Income                                                                     278,040                        278,040
    Unrealized security holding
      losses (net of $5,675 tax)                                                                  (42,072)        (42,072)
                                                                                                              -----------
    Total other comprehensive income                                                                              (42,072)
                                     -----------    ----------    ----------    ----------    -----------     -----------
  Total Comprehensive income                                                                                      235,968
                                     -----------    ----------    ----------    ----------    -----------     -----------
BALANCE, June 30, 1999                 1,862,643   $ 2,106,258    $3,306,684    $3,559,022     $   (7,837)    $ 8,964,127
                                     ===========    ==========    ==========    ==========    ===========     ===========


See accompanying notes to financial statements.                    Page 5 of 19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                       June 30,        June 30,
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         1999            1998
                                                                    ------------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
        Interest and fees received                                  $  4,267,444     $  3,731,915
        Service fees and other income received                           733,033          734,868
        Financing revenue received under leases                                0              445
        Interest paid                                                 (1,254,229)      (1,256,704)
        Cash paid to suppliers and employees                          (3,265,347)      (4,365,516)
        Income taxes paid                                               (490,000)        (122,096)
                                                                    ------------     ------------
                Net Cash Used by Operating Activities                     (9,099)      (1,277,088)
                                                                    ------------     ------------
    CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investment securities
         available-for-sale                                            2,008,178        2,500,000
        Proceeds from sales of investment securities
         available-for-sale                                                    0          503,365
        Purchase of investment securities available-for-sale          (6,453,475)      (5,011,532)
        Net increase in deposits in other financial institutions        (198,000)        (495,000)
        Net loans made to customers and principal collections
         of loans                                                      3,847,813        3,325,685
        Net decrease in other real estate owned                           31,102          173,582
        Recoveries on loans previously written off                        78,453           33,637
        Capital expenditures                                            (178,992)        (160,703)
        Proceeds from sale of property, plant and equipment               21,011           38,526
                                                                    ------------     ------------
                Net Cash Provided by Investing Activities               (843,910)         907,560
                                                                    ------------     ------------
    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase/(decrease) in demand deposits, NOW
         accounts savings accounts, and money market deposits          4,694,823         (384,539)
        Net increase/(decrease) in certificates of deposit            (3,258,991)         543,323
                    Net Cash Provided by Financing Activities          1,435,832          158,784
                                                                    ------------     ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     582,823         (210,744)
CASH AND CASH EQUIVALENTS, Beginning of year                          12,288,959        9,354,346
                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, End of quarter                           $ 12,871,782     $  9,143,602
                                                                    ============     ============


See accompanying notes to financial statements.                     Page 6 of 19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                     1999            1998
                                                                 -----------     -----------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
    Net Income                                                   $   278,040     $   202,535
                                                                 -----------     -----------
    Adjustments to Reconcile Net Income to
     Net Cash Used by Operating Activities
        Depreciation and amortization                                265,928         294,134
        Provision for probable credit losses                          41,000         123,982
        (Gain)/Loss on sale of other real estate owned                (6,462)         31,556
        Increase/(decrease) in taxes payable                        (301,000)         17,904
        Increase in other assets                                     (32,781)       (732,584)
        Decrease in unearned loan fees                              (315,252)       (866,880)
        Increase in interest receivable                               (7,217)        (96,272)
        Increase/(decrease) in interest payable                      (93,541)          8,774
        Increase/(decrease) in accrued expense and other
          liabilities                                                162,186        (256,956)
        Gain on sale of investments                                       --          (3,281)
                                                                 -----------     -----------
                Total Adjustments                                   (287,139)     (1,479,623)
                                                                 -----------     -----------
                Net Cash Used by Operating Activities            $    (9,099)    $(1,277,088)
                                                                 ===========     ===========
SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities    $   (42,072)    $     5,001
                                                                 ===========     ===========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements.                     Page 7 of 19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


NOTE #1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

In July 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133- an amendment of FASB No. 133". This statement defers the effective date to fiscal years beginning after June 15, 2000. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supersedes FASB No. 119,"Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FASB No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the potential impact that this statement will have on the financial statements, however, believes there will be no material effect on the Bank's financial condition or results of operations.

NOTE #2 -- OTHER EXPENSES

The following is a breakdown of other expenses for each of the six month periods ended June 30, 1999 and 1998:

                                              Six Months Ended            Three Months Ended
                                                  June 30,                     June 30,
                                          ---------------------------  -------------------------
                                            1999           1998           1999         1998
                                          -----------    -----------     ---------    ----------
Data processing                           $   348,620    $   321,735     $ 188,606    $ 161,533
Marketing expenses                            139,700        169,431        73,311       74,060
Office supplies, postage
 and telephone                                160,018        190,825        78,841       95,871
Professional expenses                         266,931        323,514       134,543      156,949
Bank insurance and assessments                 80,443         79,966        39,307       44,798
Other                                         247,933        248,857       120,051      118,820
                                          -----------    -----------     ---------    ----------
          Total Other Expenses            $ 1,243,645    $ 1,334,328     $ 634,659    $ 652,031
                                          ===========    ===========     =========    ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


NOTE #3 -- EARNINGS PER COMMON EQUIVALENT SHARE

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

RESULTS OF OPERATIONS

     The Company had net income of $278,040 for the six months ended June 30, 1999, as compared to $202,535 for the same period in 1998. For the three months ended June 30, 1999 the Company had net income of $154,863 as compared to $144,290 for the same period in 1998.

NET INTEREST INCOME

     The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased approximately $6,000 or .2% in the six month period ended June 30, 1999, as compared to the same period in 1998. The increase was due primarily to approximately a $99,000 decrease in interest income and approximately a $105,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume and other time deposits from June 1999 to June 1998.

     For the three-month period ending June 30, 1999 net interest income decreased approximately $48,000 or 2.7% as compared to the same period in 1998. The net change was primarily a result of decreases in loan volume and other time deposits offset by an increase in the volume of investment securities

     Outstanding loans and leases decreased during the six month period ended June 30, 1999, by approximately $3,652,000. During this period total deposits increased by approximately $1,436,000. The deposit mix changed as demand deposits increased by approximately $1,306,000, savings and NOW accounts increased by approximately $827,000, money market accounts increased approximately $2,561,000, time deposits in excess of $100,000 decreased approximately $8,000, and other time deposits decreased approximately $3,251,000. The net interest margin (net interest income expressed as a percentage of interest income) was 75 percent for the six month period ended June 30, 1999, as compared to 73 percent for the same period in 1998.

     The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.



The following reflects the Company's net interest income sensitivity analysis as of June 30, 1999:

                    (Dollars in Thousands)
                                                 Estimated Net
                               Simulated       Interest Income
                              Rate Changes       Sensitivity
                           +200 Basis Points         3.8%
                           -200 Basis Points        (6.1)%


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

     During the six month period ended June 30, 1999, a provision of approximately $41,000 was made as compared to approximately $124,000 for the same period in 1998. The net charge-offs on previously granted loans were approximately $15,000 for the six months ended June 30, 1999, as compared to $152,000 for the same period in 1998.

     During the three month period ended June 30, 1999, no provision was made as compared to approximately $65,000 for the same period in 1998. The net charge-offs on previously granted loans were approximately $8,000 for the three months ended June 30, 1999, as compared to $64,000 for the same period in 1998.

OTHER INCOME

     The increase of approximately $1,000 in other income in the six month period ended June 30, 1999, as compared to 1998, was due primarily to the increase in fees and service charges. The increase of approximately $24,000 in other income in the three month period ended June 30, 1999, was due primarily to an increase in fees and service charges and other income and the gain on other real estate owned as well.

OTHER EXPENSES

     Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense, decreased by approximately $34,000 or 1.0%, during the six month period ended June 30, 1999, as compared to the same period in 1998. The decrease in other expenses was primarily a result of increases in salaries and employee benefits, occupancy expense and data processing offset by decreases in furniture and equipment, marketing, professional and office supplies, postage and telephone expenses.

     Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) ) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense, increased by approximately $28,000 or 1.5%, during the three month period ended June 30, 1999, as compared to the same period in 1998. The increase in other expenses was primarily a result of increases in salaries and employee benefits expense.

FINANCIAL CONDITION AND LIQUIDITY

     During the six months ended June 30, 1999, the Company's assets increased by approximately $1,409,000 or 1.2%, compared to December 31, 1998. The Company continued to have adequate cash resources with approximately $6,967,000 of cash held on deposit at other financial institutions, approximately $10,630,000 of investment securities, and $5,905,000 in Federal Funds Sold at June 30, 1999. Liquidity was up and resulted in the increase in liquid assets of approximately $4,681,000. The increased liquidity resulted primarily from the increases in Cash and Due From Banks, Federal Funds Sold, Interest-bearing Deposits in Other Financial Institutions and Investment Securities. The Bank's investment portfolio contains $73,000 of unrealized losses on estimated fair values when compared to book values at June 30, 1999. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $49,000 at June 30, 1999. All loans on non-accrual status are considered to be impaired.

     Total shareholders' equity increased from approximately $8,728,000 at December 31, 1998, to approximately $8,964,000 at June 30, 1999, as a result of net income generated for the six months then ended and a decrease in the valuation allowance for investment securities.

     The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of June 30, 1999, the Company had a ratio of capital to risk-weighted assets of 10.28%, a ratio of Tier 1 capital to risk-weighted assets of 9.52%, and a leverage capital ratio of 7.52%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

     The following table sets forth information regarding the Bank's non-performing loans at June 30, 1999, and December 31, 1998.


                 (dollars in thousands)               June 30,   December 31,
                                                        1999        1998
                                                      --------   -----------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural      $   122
          Real estate
          Installment loans to individuals                 39    $     1
                                                      -------    -------
      Total Loans Past Due More Than 90 Days              161          1
                                                      -------    -------
Renegotiated loans(2)                                      --          --
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial, financial and agricultural           49        114
          Real estate                                      --         --
        Total Non-Accrual Loans                       $    49        114
                                                      =======    =======
        Total Non-Performing Loans                    $   210    $   115
                                                      =======    =======

----------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.
(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1999 and 1998.
(3) There was one loan on non-accrual status totaling approximately $49,000 at June 30, 1999, and two loans totaling approximately $114,000 at December 31, 1998.


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

     As of June 30, 1999, the Bank's classified loans consisted of approximately $1,775,000 of loans classified as substandard. The Bank's $1,775,000 of loans classified as substandard consisted of approximately $1,565,000 of performing loans and approximately $210,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.


                                                                        13 of 19

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

     The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 1999, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1998.

     The reserve for probable loan and lease losses at June 30, 1999, was approximately $712,000 or .84% of total loans and leases, as compared to $686,000 or .78% of total credits at December 31, 1998. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

     The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

(dollars in thousands)                                         June 30,      December 31,
                                                                1999            1998
                                                               --------      ----------
Loans and Lease Loss Reserve Balance,
  Beginning of Period                                            $ 686           $ 695
                                                                 -----           -----
     Charge-offs
         Domestic
             Commercial, financial & agricultural                   60              40
             Real estate -- mortgage                                --              --
             Consumer loans                                         33             213
                                                                 -----           -----
                                                                    93             253
                                                                 -----           -----
     Recoveries
         Domestic
             Commercial, financial & agricultural                   27               8
             Real estate -- mortgage                                --              41
             Consumer loans                                         51              52
                                                                 -----           -----
                                                                    78             101
                                                                 -----           -----
Net charge=offs/(recoveries)                                        15             152
Additions/(Reductions) charged to operations                        41             143
                                                                 -----           -----
Loan and Lease Loss Reserve Balance, End of Year                 $ 712           $ 686
                                                                 =====           =====
Ratio of Net Charge-offs/(Recoveries) During the Year
to Average Loans and Leases Outstanding During the Year          0.02%           0.18%
                                                                 =====           =====
Ratio of Reserve for Loan Losses to Loans at Period End          0.84%           0.78%
                                                                 =====           =====

----------
(1) Loans, net of unearned income


                                                                        14 of 19

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



                                                                        15 of 19

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

Awareness Phase -- encompassing the establishment of a budget and project plan.

Assessment Phase -- the actual process of identifying all of its systems and individual components of the systems. Mission-critical systems and equipment (systems and equipment critical to conducting operations) were identified.

Remediation Phase -- changes are made to systems and equipment. This phase deals primarily with the technical issues of converting existing systems or switching to compliant systems. During this phase, decisions are made on how to make the systems or processes Year 2000 compliant, and the required system changes are made.

Validation/Testing Phase -- the actual process of validating and testing the changes made during the conversion process. The development of test data and test scripts, the running of test scripts, and the review of test results are crucial for this state of the conversion process to be successful. If the testing results show anomalies, the tested area needs to be corrected and re-tested.


To date the awareness phase, assessment phase, remediation phase, validation phase/testing phases have been completed . As part of the Year 2000 process, the Company has communicated with its vendors, upon whose services the Company relies, to ensure Year 2000 compliance. In addition, as part of the credit review process, the Company has communicated with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well.


                                                                        16 of 19

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

The Company has created a budget specific to Year 2000 readiness. The budget totals $50,000 and is comprised of the following components: (1) servicer testing, (2) system upgrades, (3) construction, (4) non-computer equipment, and
(5) computer hardware and software. As of June 30, 1999, approximately $18,000 or 36% has been spent. There is no assurance that additional amounts will not be added to the amounts already budgeted for the Year 2000 expenditures.

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


                                                                        17 of 19

PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a)   Exhibits: Data Schedule

     b)   Reports on Form 8-K: None


                                                                        18 of 19

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 1999.


                                        VINEYARD NATIONAL BANK


                                        By: /s/ Soule Sensenbach
                                            ------------------------------------
                                            Soule Sensenbach
                                            Corporate Secretary



                                                                        19 of 19