Form 10-Q
period 1999-09-30
VINEYARD NATIONAL BANCORP
filed 1999-11-15
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999    Commission File No. 0-20862

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

     Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,776 shares of common stock as of September 30, 1999.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY




                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    September 30, 1999 and December 31, 1998....................................................3

    Consolidated Statements of Income
    For the Nine Months and Three Months Ended September 30, 1999 and 1998......................4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Nine Months Ended September 30, 1999 and 1998.......................................6

    Consolidated Statements of Cash Flows
    For the Nine Months Ended September 30, 1999 and 1998.......................................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................10


                                     PART II

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..................................................18

    Exhibit 27.  Data Schedule.................................................................19

    Signatures.................................................................................20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                                              September 30,     December 31,
                                                                 1999              1998
                                                           -----------------  ----------------
Cash and due from banks                                       $   7,471,683     $   6,473,959
Federal funds sold                                                3,675,000         5,815,000
                                                              --------------    --------------
                 Total Cash and Cash Equivalents                 11,146,683        12,288,959
                                                              --------------    --------------
Interest-bearing deposits in other financial institutions         1,089,000           693,000
Investment securities
      Available-for-sale                                         10,625,969         6,237,188
Loans, net of unearned income                                    82,962,518        85,755,246
Loans held for sale                                                 598,126         2,177,692
      Less:  Reserve for probable loan
       and leases losses                                           (701,753)         (686,016)
                                                             ---------------    --------------
                                                                 82,858,891        87,246,922
Bank premises and equipment                                       6,188,692         6,436,612
Accrued interest                                                    611,849           496,093
Cash surrender value of life insurance                            1,801,984         1,801,984
Other real estate owned                                             262,714           287,354
Other assets                                                        662,181           374,919
                                                             ---------------    --------------
                 Total Assets                                $  115,247,963     $ 115,863,031
                                                             ===============    ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand deposits                                        35,468,324        32,570,373
          Savings and NOW deposits                               25,719,896        25,003,583
          Money market deposits                                  12,170,946        11,103,667
          Time deposits in denominations
           of $100,000 or more                                    9,492,879         9,452,872
          Other time deposits                                    21,308,079        27,184,495
                                                             ---------------    --------------
                                                                104,160,124       105,314,990
          Federal funds purchased
          Accrued employee salary benefits                          616,258           781,629
          Accrued interest and other liabilities                  1,394,822         1,038,253
                                                             ---------------    --------------
               Total Liabilities                                106,171,204       107,134,872
                                                             ---------------    --------------
STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000
           shares, no par value, issued and outstanding
           1,862,776 shares in 1999 and 1998                      2,106,258         2,106,258
          Additional paid-in capital                              3,306,684         3,306,684
          Retained earnings                                       3,686,459         3,280,982
          Accumulated other comprehensive income                    (22,642)           34,235
                                                             ---------------    --------------
               Total Stockholders' Equity                         9,076,759         8,728,159
                                                             ---------------    --------------
               Total Liabilities and Stockholders' Equity    $  115,247,963     $ 115,863,031
                                                             ===============    ==============

See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                       Nine Months Ended          Three Months Ended
                                                         September 30,               September 30,
                                                   --------------------------    ------------------------
                                                      1999           1998          1999           1998
                                                   ------------   -----------    -----------   ----------
Interest Income
      Interest and fees on loans                   $ 6,229,259    $ 6,570,546    $ 2,019,503   $ 2,172,262
      Interest on Investment Securities
          Obligations of U.S. Government
           Agencies and Corporations                   355,676        234,641        143,332        93,206
           Interest on other securities                  7,154          7,422          2,379         2,478
      Interest on deposits                              32,018         12,517         12,672         7,347
      Interest on Federal funds sold                   245,986        224,580         81,924        65,806
      Direct lease financing income                          0            671              -           226
                                                   -----------    -----------    -----------   -----------
              Total Interest Income                  6,870,093      7,050,377      2,259,810     2,341,325
                                                   -----------    -----------    -----------   -----------
Interest Expense
      Interest on savings deposits                     142,250        156,647         49,482        53,103
 Interest on NOW and money market deposits             352,739        337,487        120,343       111,535
      Interest on time deposits in
        denominations of $100,000 or more              279,249        230,114         89,055        26,225
      Interest on other time deposits                  917,062      1,187,367        271,732       455,274
             Total Interest Expense                  1,691,300      1,911,615        530,612       646,137
                                                   -----------    -----------    -----------   -----------
             Net Interest Income                     5,178,793      5,138,762      1,729,198     1,695,188
                                                   -----------    -----------    -----------   -----------
Provision for Loan and Lease Losses                    (41,000)      (142,982)             -       (19,000)
                                                   -----------    -----------    -----------   -----------
             Net Interest Income After
             Provision for Loan and Lease Losses     5,137,793      4,995,780      1,729,198     1,676,188
                                                   -----------    -----------    -----------   -----------

See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                              Nine Months Ended          Three Months Ended
                                                 September 30,               September 30,
                                          --------------------------    ------------------------
                                               1999           1998          1999           1998
                                          ------------   -----------    -----------   ----------
Other Income
      Fees and service charges             $ 1,096,931    $ 1,088,994    $   377,818    $   366,172
      Net gain/(loss) on sale of
       investment securities                                    3,281              -              -
      Net gain/(loss) on sale of
       other real estate owned                   6,462                             -
      Other Income                              20,387         17,181          6,467          5,135
                                           -----------    -----------    -----------    -----------
                    Total Other Income       1,123,780      1,109,456        384,285        371,307
                                           -----------    -----------    -----------    -----------
Other Expenses
      Salaries and employee benefits         2,717,287      2,686,477        895,515        915,157
      Occupancy expense of premises            464,921        466,479        149,145        165,304
      Furniture and equipment expenses         455,357        495,203        155,500        186,820
      Other expenses (Note #2)               1,936,531      2,017,102        692,886        682,773
                                           -----------    -----------    -----------    -----------
                    Total Other Expenses     5,574,096      5,665,261      1,893,046      1,950,054
                                           -----------    -----------    -----------    -----------
Income Before Income Taxes                     687,477        439,975        220,437         97,441
Income Taxes                                  (282,000)      (180,000)       (93,000)       (40,000)
                                           -----------    -----------    -----------    -----------
Net Income                                 $   405,477    $   259,975    $   127,437    $    57,441
                                           ===========    ===========    ===========    ===========
Earnings Per Share of
 Common Stock (Note #3)
  Basic                                    $      0.22    $      0.14    $      0.07    $      0.01
                                           ===========    ===========    ===========    ===========
  Diluted                                  $      0.20    $      0.14    $      0.06    $      0.01
                                           ===========    ===========    ===========    ===========


See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                     Accumulated
                                             Number of                  Additional                      other
                                               Shares       Common        Paid-in      Retained     comprehensive
                                             Outstanding     Stock        Capital      Earnings         income          Total
                                             -----------  ------------  ------------  ------------  ---------------  -------------
Balance, January 1, 1998                      1,862,776    $2,106,258    $3,306,684    $2,837,599       $   15,962    $ 8,266,503
      Comprehensive income
           Net Income                                                                     259,975                         259,975
           Unrealized security holding gains
               (net of $33,152 tax)                                                                         45,785         45,785
  Less reclassification adjustments
             for gains(net of $1,378 tax)                                                                   (1,903)        (1,903)
                                                                                                                     -------------
           Total other comprehensive income                                                                                43,882
      Total Comprehensive income                                                                                          303,857
                                             -----------  ------------  ------------  ------------  ---------------  -------------
Balance, September 30, 1998                   1,862,776    $2,106,258    $3,306,684    $3,097,574       $   59,844    $ 8,570,360
                                             ===========  ============  ============  ============  ===============  =============

                                                                                                     Accumulated
                                             Number of                  Additional                      other
                                               Shares       Common        Paid-in      Retained     comprehensive
                                             Outstanding     Stock        Capital      Earnings         income          Total
                                             -----------  ------------  ------------  ------------  ---------------  -------------
Balance, January 1, 1999                      1,862,776    $2,106,258    $3,306,684    $3,280,982       $   34,235    $ 8,728,159
      Comprehensive income
           Net Income                                                                     405,477                         405,477
           Unrealized security holding losses
               (net of $16,396 tax)                                                                        (53,234)       (53,234)
  Less reclassification adjustments
             for gains(net of $2,638 tax)                                                                   (3,643)        (3,643)
                                                                                                                     -------------
           Total other comprehensive income                                                                               (56,877)
      Total Comprehensive income                                                                                          348,600
                                             -----------  ------------  ------------  ------------  ---------------  -------------
Balance, September 30, 1999                   1,862,776    $2,106,258    $3,306,684    $3,686,459      $   (22,642)   $ 9,076,759
                                             ===========  ============  ============  ============  ===============  =============


See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Increase/(Decrease) in Cash and Cash Equivalents                              1999            1998
                                                                          ------------    ------------
    Cash Flows from Operating Activities
        Interest and fees received                                        $  6,296,712    $  5,799,450
        Service fees and other income received                               1,117,318       1,106,175
        Financing revenue received under leases                                      -             671
        Interest paid                                                       (1,792,484)     (1,782,192)
        Cash paid to suppliers and employees                                (4,880,252)     (6,009,611)
        Income taxes paid                                                     (495,629)       (153,765)
                                                                          ------------    ------------
                Net Cash Provided By/(Used In) Operating Activities            245,665      (1,039,272)
                                                                          ------------    ------------

    Cash Flows From Investing Activities
        Proceeds from maturities of investment securities
         available-for-sale                                                  4,008,178       2,500,000
        Proceeds from sales of investment securities
         available-for-sale                                                          -         503,363
        Purchase of investment securities available-for-sale                (8,468,171)     (5,011,532)
        Net increase of deposits in other
         financial institutions                                               (396,000)       (495,000)
        Net loans made to customers and principal collections
         of loans                                                            4,683,253       3,550,122
        Net decrease in other real estate owned                                 31,102         173,582
        Recoveries on loans previously written off                              94,551          44,999
        Capital expenditures                                                  (234,079)       (495,294)
        Proceeds from sale of property, plant and equipment                     48,091         276,018
                                                                          ------------    ------------
                Net Cash Provided By/(Used In) Investing Activities           (233,075)      1,046,258
                                                                          ------------    ------------

    Cash Flows From Financing Activities
        Net increase in demand deposits, NOW
         accounts, savings accounts, and money market
         deposits                                                            4,681,543        (769,952)
        Net increase/(decrease) in certificates of deposit                  (5,836,409)      2,683,626
                                                                          ------------    ------------
                    Net Cash Provided By/(Used In) Financing Activities     (1,154,866)      1,913,674
                                                                          ------------    ------------
Net Increase/(Decrease) in Cash and Cash Equivalents                        (1,142,276)      1,920,660
Cash and Cash Equivalents, Beginning of year                                12,288,959       9,354,346
                                                                          ------------    ------------
Cash and Cash Equivalents, End of quarter                                 $ 11,146,683     $11,275,006
                                                                          ============    ============


See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                          1999           1998
                                                                      --------------  -----------
Reconciliation of Net Income/(Loss) to
 Net Cash Used in Operating Activities
    Net Income/(Loss)                                                  $   405,477    $   259,975
                                                                       -----------    -----------
    Adjustments to Reconcile Net Income to
     Net Cash Provided By/(Used In) by Operating Activities
        Depreciation and amortization                                      407,056        444,164
        Provision for probable credit losses                                41,000        142,982
        Loss on sale of equipment                                                -              -
        (Gain)/Loss on sale of other real estate owned                      (6,462)        31,556
        Increase/(decrease) in taxes payable                              (213,629)        26,235
        Increase in other assets                                           (17,944)      (764,267)
        Decrease in unearned loan fees                                    (430,773)    (1,148,055)
        Increase in interest receivable                                   (115,756)       (65,493)
        Increase/(decrease) in interest payable                           (101,184)       129,423
        Increase/(decrease) in accrued expense and other liabilities       277,880        (92,511)
        Loss on sale of investments                                              -         (3,281)
                                                                       -----------    -----------
                Total Adjustments                                         (159,812)    (1,299,247)
                                                                       -----------    -----------
                Net Cash Provided by/(Used In) Operating Activities    $   245,665    $(1,039,272)
                                                                       ===========    ===========
Supplementary Information
      Change in valuation allowance for investment securities          $    97,886    $    43,882
                                                                       ===========    ===========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

In July 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133- an amendment of FASB No. 133". This statement defers the effective date to fiscal years beginning after June 15, 2000. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supercedes FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FASB No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the potential impact that this statement will have on the financial statements, however, believes there will be no material effect on the Bank's financial condition or results of operations.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the nine and three-month periods ended September 30, 1999 and 1998:


                                              Nine Months Ended            Three Months Ended
                                                September 30,                September 30,
                                         -----------------------------  -------------------------
                                             1999            1998          1999         1998
                                         --------------  -------------  ------------ ------------
Data processing                              $ 508,992      $ 486,974      $160,372     $165,239
Marketing expenses                             199,233        202,283        59,533       32,852
Office supplies, postage  and telephone        239,266        287,311        79,248       96,486
Professional expenses                          480,183        445,302       213,252      121,788
Bank insurance and assessments                 121,272        125,275        40,829       45,309
Other                                          387,585        469,957       139,652      221,099
                                         --------------  -------------  ------------ ------------
          Total Other Expenses              $1,936,531     $2,017,102      $692,886     $682,773
                                         ==============  =============  ============ ============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

NOTE #4 - CONTINGENCY LIABILITY

A former borrower and lessor of the Bank sued the Bank for fraud and concealment. On October 15, 1999 a jury awarded the plaintiff approximately $3.5 million in connection with this case. As of November 12, 1999, no judgment had been entered regarding this matter. Management and its legal counsel believe that the award is without merit and that the case and related jury verdict will not stand as awarded. It is the opinion of the Bank and its legal counsel that due to numerous issues relating to the case and trial no ultimate loss will result to the Bank in the form of damages to the plaintiff. Therefore, no accrual has been made in these financial statements for any amount of potential damages to be awarded in the matter. To the degree that any loss is incurred in the future, the net income, capital and assets of the Bank will be impacted accordingly. Furthermore, in the unlikely event that the jury verdict of $3.5 million against the Bank is in fact awarded, the Bank would be severely impacted regarding its operating results and its capital position to the extent that a significant corrective action would be very likely.

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


RESULTS OF OPERATIONS

     The Company incurred net income of $405,477 for the nine months ended September 30, 1999, as compared to net income of $259,975 for the same period in 1998. As discussed in Footnote #4 of the accompanying financial statements, the Company has a substantial contingent liability for litigation in which it is named defendant that, if concluded unfavorably to the Company, would significantly impair its results of operations and its capital position.

NET INTEREST INCOME

     The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $40,000 or 1.0% in the nine-month period ended September 30, 1999, as compared to the same period in 1998. This increase was due primarily to a $180,000 decrease in interest income and a $220,000 decrease in interest expense. The net change was substantially a result of the decrease in interest on loans offset by a decrease in interest on other time deposits.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

     Outstanding loans and leases decreased during the nine-month period ended September 30, 1999, by $4,372,000 as a direct result of loans being paid off and the sale of loans. During this period total deposits decreased by $1,155,000. The deposit mix changed significantly as demand deposits increased by $2,898,000, money market accounts increased $1,067,000, savings and NOW accounts increased by $716,000, time deposits in excess of $100,000 increased $40,000, and other time deposits decreased $5,876,000. The net interest margin (net interest income expressed as a percentage of interest income) was 75 percent in 1999 as compared to 72 percent in 1998.

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

The following reflects the Company's net interest income sensitivity analysis as of September 30, 1999:



       (Dollars in Thousands)

                                    Estimated Net
       Simulated                   Interest Income
      Rate Changes                   Sensitivity
-------------------------          ---------------
+200 Basis Points                      3.8%
-200 Basis Points                     -6.1%


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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

     During the nine month period ended September 30, 1999, a provision was made of $41,000 as compared to $143,000 for the same period in 1998. The net charge-offs on previously granted loans was approximately $25,000 for the nine months ended September 30, 1999, as compared to net charge-offs of approximately $178,000 for the same period in 1998.

     During the three month period ended September 30, 1999, no provision was booked as compared to $19,000 for the same period in 1998. The net charge-offs on previously granted loans was approximately $10,000 for the three months ended September 30, 1999, as compared to net charge-offs of $21,000 for the same period in 1998.

OTHER INCOME

     The increase of $14,000 or 1% in other income in the nine month period ended September 30, 1999, as compared to 1998, was due primarily to the increases in fees and service charges and miscellaneous other income. The increase of $13,000 or 4% in the three month period ended September 30, 1999, as compared to 1998, was due primarily to an increase in service charges.

OTHER EXPENSES

     Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) furniture and equipment expenses, and (iii) insurance, data processing, professional fees and other non-interest expense, decreased by approximately $91,000 or 2%, during the nine month period ended September 30, 1999, as compared to the same period in 1998.

     The $57,000 or 3% decrease in other expenses during the three-month period ended September 30, 1999, was affected by decreases in salaries and employee benefits, occupancy and furniture and equipment expenses.

FINANCIAL CONDITION AND LIQUIDITY

     During the nine months ended September 30, 1999, the Company's assets decreased by approximately $615,000 or 1%, compared to December 31, 1998. The Company continued to have adequate cash resources with approximately $7,472,000 of cash held on deposit at other financial institutions, $1,089,000 of interest-bearing deposits in other financial institutions, $10,626,000 of investment securities, and $3,675,000 in Federal Funds Sold at September 30, 1999. The Bank's investment portfolio contains $98,000 of unrealized losses on estimated fair values when compared to book values at September 30, 1999. Investment securities totaling $4,000,000 matured during the nine month period ended September 30, 1999. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $43,000 at September 30, 1999. All loans on non-accrual status are considered to be impaired.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

     Total shareholders' equity increased from approximately $8,728,000 at December 31, 1998, to $9,077,000 at September 30, 1999, as a result of net income generated for the nine months then ended and a decrease in the valuation allowance for investment securities.

     The Company's and the Bank's primary regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of September 30, 1999, the Company had a ratio of capital to risk-weighted assets of 10.51%, a ratio of Tier 1 capital to risk-weighted assets of 9.76%, and a leverage capital ratio of 7.71%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

     The following table sets forth information regarding the Bank's non-performing loans at September 30, 1999, and December 31, 1998.



                 (dollars in thousands)                     September 30,     December 31,
                                                                1999              1998
                                                           --------------     ------------
Accruing Loans More Than 90 Days Past Due 1
      Aggregate loan amounts
          Commercial, financial and agricultural               $115
          Real estate
          Installment loans to individuals                     $ 18               $  1
                                                               ----               ----
                                                               ----               ----
        Total Loans Past Due More Than 90 Days                  133                  1
                                                               ----               ----
Renegotiated loans 2
Non-accrual loans 3
      Aggregate loan amounts
        Commercial, financial and agricultural                 43                114
        Real estate
                                                               ----               ----
        Total Non-Accrual Loans                                $ 43               $114
                                                               ====               ====

        Total Non-Performing Loans                             $176               $115
                                                               ====               ====

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 1999 and 1998.

(3) There was one loan on non-accrual status totaling approximately $43,000 at September 30, 1999, and two loans totaling approximately $114,000 at December 31, 1998.

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

     As of September 30, 1999, the Bank's classified loans consisted of approximately $1,981,000 of loans classified as substandard. The Bank's $1,981,000 of loans classified as substandard consisted of approximately $1,805,000 of performing loans and approximately $176,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

     The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 1999, reflected an amount which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

     The reserve for probable loan and lease losses at September 30,1999, was $702,000 or .84% of total loans and leases, as compared to $686,000 or .78% of total credits at December 31, 1998. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

     The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                           September 30,        December 31,
(Dollars in Thousands)                                         1999                 1998
                                                           -------------        -------------
Allowance for Loan Losses                                      $686                $695
                                                               ----                ----
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and agricultural                 60                  40
          Real estate mortgage
          Consumer loans                                         60                 213
                                                               ----                ----
                             Total Charge-Offs                  120                 253
                                                               ----                ----
     Recoveries
          Commercial, financial and agricultural                 27                   8
          Real estate mortgage                                   41
          Consumer loans                                         68                  52
                                                               ----                ----
                             Total Recoveries                    95                 101
                                                               ----                ----
Net Charge-Offs                                                  25                 152
Provision Charged to Operations                                  41                 143
                                                               ----                ----
Balance, End of period                                         $702                $686
                                                               ====                ====
Net Charge-Offs During the Period to Average
 Loans Outstanding During the Period Ended                     0.03%               0.18%
                                                               ====                ====

Allowance for Loan Losses to Total Loans                       0.84%               0.78%
                                                               ====                ====

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

The financial institutions industry as with other industries, is faced with Year 2000 issues. These issues center around computer programs that use only two digits for the year. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the financial services business is highly dependent on computer applications in a variety of ways, including the following
(a) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers, the failure of which in connection with the Year 2000 could cause systematic disruptions and failures in the products and services offered by the Company, (b) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systematic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issue prior to the Year 2000, (c) the creditworthiness of borrowers of the Company might be diminished by significant disruptions of their business as a result of their own or others failure to address adequately the Year 2000 issues prior to the Year 2000, and (d) federal balancing agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the Year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

The Company has been working on the Year 2000 issues for the last 18 months. A committee, known as Year 2000 Bank Committee, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues, a phased management procedural approach has been adopted as follows:

Awareness Phase - encompassing the establishment of a budget and project plan.

Assessment Phase - the actual process of identifying all of its systems and individual components of the systems. Mission-critical systems and equipment (systems and equipment critical to conducting operations) were identified.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

To date the awareness phase, assessment phase, remediation phase, and validation phase/testing phases have been completed. As part of the Year 2000 process, the Company has communicated with its vendors, upon whose services the Company relies, to ensure Year 2000 compliance. In addition, as part of the credit review process, the Company has communicated with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well.

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998


                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits: Data Schedule

     b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 1999.


                             VINEYARD NATIONAL BANK



                              By: /s/ Soule Sensenbach
                                  ----------------------------------
                                  Soule Sensenbach
                                  Corporate Secretary