Form 10-K405
period 1999-12-31
VINEYARD NATIONAL BANCORP
filed 2000-03-30
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999          Commission File No. 0-20862

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

                           Common Stock, no par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       As of March 17, 2000, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $6,629,373. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

       1,862,776 shares of Common Stock of the registrant were outstanding at March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed on or before April 30, 2000, are incorporated by reference in Part III of this Form 10-K.


This Report includes a
total of 74 pages.
Exhibit Index appears
on page 72.

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

       VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

       As of December 31, 1999, the Company had total consolidated assets of approximately $116 million, total consolidated net loans of approximately $85 million, total consolidated deposits of approximately $105 million and total stockholders' equity of approximately $8.7 million.

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

VINEYARD SERVICE COMPANY, INC.

       The Bank owns 100% of the capital stock of Vineyard Service Company, Inc., which conducts operations out of the Bank's office in Rancho Cucamonga, California. The Company was formed to provide to both customers of the Bank and others, include life and disability insurance. At present, the assets, revenues and earnings of Vineyard Service Company, Inc., are not material in amount compared to the Bank.

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

DEPOSITS OF VINEYARD NATIONAL BANK

       Deposits represent the Bank's primary source of funds. As of December 31, 1999, the Bank had approximately 5,612 demand deposit accounts representing aggregate deposits of approximately $34,208,000 with an average account balance of $6,096, approximately 2,396 accounts representing approximately $30,361,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $12,672, approximately 3,494 accounts representing approximately $10,117,000 in savings deposits with an average account balance of $2,896 and approximately 1,492 accounts representing approximately $29,837,000 in time deposits ("TCD's") with an average account balance of $19,998. Of the total deposits at December 31, 1998, $10,087,000 were in the form of TCD's in denominations greater than $100,000 and $2,354,000 were municipal and other governmental deposits.

       During the 12 months ended December 31, 1999, average demand deposits increased by approximately $4,244,000 or 14.2%, and "NOW", super "NOW" and money market checking accounts increased by approximately $1,005,000 or 3.5%. Average savings deposits increased by approximately $458,000 or 5.0%, while average time deposits decreased by approximately $3,013,000 or 8.3%, including a decrease of $419,000 in average time certificates of deposits of $100,000 or more.

       Although there are some public depositors that carry large short-term deposits with the Bank, the Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effects resulting from the loss of a substantial depositor. At December 31, 1999, no individual, corporate or public depositor accounted for more than approximately 3% of the Bank's total deposits, and the five largest deposit accounts collectively represented 6% of total deposits.

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


(Dollars in Thousands)
                                                                             Year Ended December 31,
                                                                      1999                            1998
                                                            -------------------------       -------------------------
                                                             Average         Percent         Average         Percent
Assets                                                       Balance        of Total         Balance        of Total
                                                            ---------       ---------       ---------       ---------
   Investment Securities
       Taxable                                              $   9,177             7.8       $   5,539             4.9
   Federal funds sold                                           6,278             5.3           5,849             5.1
   Due from banks-time deposits                                   865             0.7             372             0.3
   FRB & Other Stock                                              177             0.2             175             0.1
   Loans                                                       84,781            72.2          86,782            76.2
   Direct lease financing                                           0               -              13             0.0
   Reserve for loan and lease losses                             (676)           (0.6)           (661)           (0.5)
                                                            ---------       ---------       ---------       ---------
            Net Loans and Leases                               84,105            71.6          86,134            75.7
                                                            ---------       ---------       ---------       ---------
            Total Interest Earning Assets                     100,602            85.6          98,069            86.1
   Cash and non-interest earning deposits                       7,339             6.2           6,181             5.4
   Net premises, furniture and equipment                        6,282             5.4           6,596             5.8
   Other assets                                                 3,267             2.8           3,087             2.7
                                                            ---------       ---------       ---------       ---------
            Total Assets                                    $ 117,490           100.0       $ 113,933           100.0
                                                            =========       =========       =========       =========
Liabilities and Stockholders' Equity
   Savings deposits(1)                                         39,173            33.4          37,710            33.1
   Time deposits                                               33,279            28.4          36,292            31.9
   Short-term borrowings                                            0             0.0               2             0.0
                                                            ---------       ---------       ---------       ---------
            Total Interest-bearing Liabilities                 72,452            61.8          74,004            65.0
   Demand deposits                                             34,134            29.1          29,890            26.2
   Other liabilities                                            1,909             1.4           1,545             1.3
                                                            ---------       ---------       ---------       ---------
            Total Liabilities                                 108,495            92.3         105,439            92.5
Stockholders' Equity                                            8,995             7.7           8,494             7.5
                                                            ---------       ---------       ---------       ---------
            Total Liabilities and Stockholders' Equity      $ 117,490           100.0       $ 113,933           100.0
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


(Dollars in Thousands)                                              1999                                      1998
                                                    -------------------------------------      -------------------------------------
                                                    Average                       Average      Average                      Average
Earning Assets                                      Balance       Interest         Yield       Balance       Interest        Yield
                                                    --------      --------       --------      --------      --------      ---------
  Investment Securities
    U.S. Treasury(3)                                $     63             3           4.8%      $  1,396            83           5.9%
    U.S. Government agencies(3)                        9,118           500           5.5%         4,087           232           5.7%
                                                    --------      --------                     --------      --------
            Total Investment Securities                9,181           503           5.5%         5,483           315           5.7%
  Federal funds sold                                   6,278           301           4.8%         5,849           300           5.1%
  Due from banks - time deposits                         865            45           5.2%           372            20           5.4%
  FRB & Other Stock                                      177             9           5.1%           175            10           5.7%
  Loans(2)                                            84,781         8,137           9.6%        86,782         8,532           9.8%
  Lease financing(1)                                                                                 13             1           7.7%
                                                    --------      --------                     --------      --------
            Total Interest Earning Assets(1)        $101,282      $  8,995           8.9%      $ 98,674      $  9,178           9.3%
                                                    ========      ========                     ========      ========
Interest Bearing Liabilities
  Domestic Deposits and Borrowed Funds
    Savings deposits(4)                               39,173           661           1.7%        37,710           656           1.7%
    Time deposits                                     33,279         1,543           4.6%        36,292         1,896           5.2%
    Short-term borrowings                                                                             2             0           0.0%
                                                    --------      --------                     --------      --------
            Total Interest Bearing Liabilities      $ 72,452      $  2,204           3.0%      $ 74,004      $  2,552           3.4%
                                                    ========      ========                     ========      ========

       The table below shows the net interest earnings and the net yield on average earning assets (net of the allowance for loan and lease losses).


(Dollars in Thousands)                                                 1999      1998
                                                                     --------  --------
Total interest income(1), (2)                                        $ 8,994   $ 9,178
Total interest expense(5)                                              2,204     2,552
Total interest earnings (1), (2)                                       6,790     6,626
Total average earning assets                                         101,282    98,674
Net yield on average earning assets(1), (2)                              6.7%      6.7%
Net yield on average earning assets (excluding loan fees)(1), (2)        6.1%      6.0%



(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41% for 1998. There were no tax exempt securities or leases in 1999.

(2) Loans, net of unearned income, include non-accrual loans but do not reflect average allowance for loan and lease losses of $676,000 in 1999 and $661,000 in 1998. Loan fees of $585,000 in 1999 and $678,000 in 1998, are included in loan interest income. There were three non-accruing loans totaling approximately $495,000 at December 31, 1999 and two non-accruing loans totaling approximately $114,000 at December 31, 1998.

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


(Dollars in Thousands)                    Investment    Federal                    Direct        FRB &
                                          Securities     Funds                      Lease        Other       Time
                                            Taxable       Sold        Loans(2)   Financing(1)    Stock      Deposits       Total
                                          ----------    ---------    ---------   ------------  ---------    ---------    ---------
Interest Earned On:
1999 compared to 1998
      Increase/(decrease) due to:
          Volume changes                   $     202    $       9    $    (194)   $      (1)   $       1    $      26    $      43
          Rate changes                           (14)          (8)        (201)           0           (2)          (1)        (226)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
                 Net Increase/(Decrease)   $     188    $       1    $    (395)   $      (1)   $      (1)   $      25    $    (183)
                                           =========    =========    =========    =========    =========    =========    =========

Interest Earned On:
1998 compared to 1997
      Increase/(decrease) due to:
          Volume changes                   $     (43)   $     125    $    (871)   $      (5)               $       4     $    (790)
          Rate changes                            (7)         (10)         772           (1)                      (1)          753
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
                 Net Increase/(Decrease)   $     (50)   $     115    $     (99)   $      (6)                $       3    $     (37)
                                           =========    =========    =========    =========    =========    =========    =========


(1) Interest income includes the effects of tax equivalent adjustments on direct lease financing using tax rates which approximate 41.0 percent for 1998. There were no leases in 1999.

(2) Includes decrease in loan fees of $93,000 in 1999 and an increase of $144,000 in 1998.


(Dollars in Thousands)                                        Savings         Time       Short-term
                                                             Deposits(4)    Deposits     Borrowings(3)     Total
                                                             -----------   ----------    -------------   ----------
Interest Paid On:
1999 compared to 1998
      Increase/(decrease) due to:
          Volume changes                                     $       22    $     (150)                   $      (128)
          Rate changes                                              (17)         (203)                          (220)
                                                             ----------    ----------    -------------    ----------
                      Net Increase/(Decrease)                $        5    $     (353)                          (348)
                                                             ==========    ==========    =============    ==========

Interest Paid On:
1998 compared to 1997
      Increase/(decrease) due to:
          Volume changes                                     $      (25)   $     (243)   $          (5)   $     (273)
          Rate changes                                               (5)         (111)              (2)         (118)
                                                             ----------    ----------    -------------    ----------
                      Net Increase/(Decrease)                $      (30)   $     (354)   $          (7)   $     (391)
                                                             ==========    ==========    =============    ==========


(3) Short-term Borrowings consist of Federal Funds Purchased.

(4) Savings deposits include saving, NOW, Super NOW and Money Market deposit accounts.

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


                           1999                  1998
                    Available-for-Sale    Available-for-Sale
                    ------------------    ------------------
U.S. Treasury       $                0    $              500
Federal agencies                 9,423                 5,550
Other securities                     5                    10
                    ------------------    ------------------
                    $            9,428    $            6,060
                    ==================    ==================


       The following table shows the maturities of investment securities at December 31, 1999, and the weighted average yields of such securities.


                          (Dollars in Thousands)              After One But
                                                            Within Five Years
                                                           ---------------------
                                                            Available-for-Sale
                                                           ---------------------
                                                            Amount       Yield
                                                           ----------   --------
U.S. Agencies                                              $    9,423      5.15%


Other securities do not have a predetermined maturity date.

LOAN PORTFOLIO

       The following table sets forth the amount of loans outstanding for each of the past two years.


                  (Dollars in Thousands)            December 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
Types of Loans
      Domestic
      Commercial, financial and agricultural     $ 14,671     $ 15,135
      Real estate construction                      6,602        3,825
      Real estate mortgage                         45,370       43,201
      Installment loans to individuals             18,852       24,835
      Loans held for sale                             835        2,178
      Lease financing                                   -            -
      All other loans (including overdrafts)          170           92
                                                 --------     --------
                                                   86,500       89,266
      Less:
          Unearned income                            (783)      (1,333)
          Allowance for loan and lease losses        (639)        (686)
                                                 --------     --------
                      Total                      $ 85,078     $ 87,247
                                                 ========     ========

       Real estate mortgage loans are comprised of multi-family real estate loans, SFR's and commercial real estate loans which represent 1.6%, 10.1% and 42.2% of total loan commitments respectively. The growth of commercial real estate loans is the result of consistent promotions and competitive pricing.

       Installment loan concentrations remain in auto loans, both indirect and direct. The auto financing area exhibits a good diversity in customers and smaller loan totals. Indirect dealer loans represent approximately 36.6% of total installment loans. Approximately 91% of all indirect loans are "A/B" paper. While the Bank goes to adequate lengths to assess its auto dealers, the risks are evident with this type of financing.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

       The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1999.


                    (Dollars in Thousands)                                   Maturing
                                                               ------------------------------------
                                                                 Within        One to        After
                                                                One Year     Five Years    Five Years      Total
                                                               ----------    ----------    ----------    ----------
Domestic
      Commercial, financial and agricultural                   $   10,587    $    3,613    $      471    $   14,671
      Real estate construction                                      5,081           756           765         6,602
      Real estate mortgage                                         10,214        17,339        18,652        46,205
      Installment loans to individuals                              1,815        15,862         1,175        18,852
      All other loans                                                 170           170
                                                               ----------    ----------    ----------    ----------
                      Total                                    $   27,867    $   37,570    $   21,063    $   86,500
                                                               ==========    ==========    ==========    ==========

Loans and leases with predetermined interest rates                  4,326        23,289        20,905        48,520
Loans and leases with floating or adjustable interest rates        23,541        14,281           158        37,980
                                                               ----------    ----------    ----------    ----------
                      Total                                    $   27,867    $   37,570    $   21,063    $   86,500
                                                               ==========    ==========    ==========    ==========


ASSET/LIABILITY MANAGEMENT

       The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1999. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

       Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 42% of its total deposits at December 31, 1999, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.

RISK ELEMENTS


(Dollars in Thousands)                        Three       Over Three      Over One
                                              Months       Through         Through        Over       Non-interest
                                              or Less      12 Months      Five Years    Five Years      Bearing        Total
                                            ----------     ----------     ----------    ----------   ------------    ----------
Assets
      Interest-bearing deposits
        in other financial institutions     $      495                                                               $      495
      Federal funds Sold                         3,390                                                                    3,390
      Investment securities                                $    4,956     $    4,467                  $        5          9,428
      Net loans and leases                      35,789          6,022         23,289    $   20,905          (927)        85,078
      Noninterest-bearing assets                                                                          17,537         17,537
                                            ----------     ----------     ----------    ----------    ----------     ----------
             Total Assets                   $   39,674     $   10,978     $   27,756    $   20,905    $   16,615     $  115,928
                                            ==========     ==========     ==========    ==========    ==========     ==========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                                        34,216         34,216
      Interest-bearing deposits                 54,314         13,996          2,005                                     70,315
      Other liabilities                                                                                    2,147          2,147
Stockholders' Equity                                                                                       9,250          9,250
                                            ----------     ----------     ----------    ----------    ----------     ----------
             Total Liabilities and
             Stockholders' Equity           $   54,314     $   13,996     $    2,005    $        0    $   45,613     $  115,928
                                            ==========     ==========     ==========    ==========    ==========     ==========

Interest Rate Sensitivity Gap               $  (14,640)    $   (3,018)    $   25,751    $   20,905    $  (28,998)    $        0
                                            ==========     ==========     ==========    ==========    ==========     ==========
Cumulative Interest Rate Sensitivity Gap    $  (14,640)    $  (17,658)    $    8,093    $   28,998    $        0     $        0
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

The following reflects the Company's net interest income sensitivity analysis as of December 31, 1999:


(Dollars in Thousands)

                             Estimated Net                       Market Value
     Simulated              Interest Income         ---------------------------------------
    Rate Changes              Sensitivity                 Assets            Liabilities
---------------------   -------------------------   -------------------   ----------------
 +200 Basis Points                3.8%                   $ 112,546           $ 105,159
 -200 Basis Points               -6.0%                   $ 117,596           $ 108,267


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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                    (Dollars in Thousands)              December 31,
                                                    ------------------
                                                      1999       1998
                                                    -------    -------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals          $    14    $     1
      Aggregate leases
Renegotiated loans(2)
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial                                    269        114
          Real estate                                   226
                                                    -------    -------
                                                    $   509    $   115
                                                    =======    =======


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

(3) There were three loans on non-accrual status totaling approximately $495,000 at December 31, 1999, and two loans totaling approximately $114,000 at December 31, 1998. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $23,000 in 1999 and $6,000 in 1998, respectively.

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

       As of December 31, 1999, the Bank's classified loans consist of $1,695,000 of loans classified as substandard and $250,000 of loans classified as doubtful. The Bank's $1,695,000 in loans classified as substandard consisted of $1,200,000 of performing loans and $495,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

       Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally charged off. All other loans are charged off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

       With the exception of these loans, management is not aware of any loans as of December 31, 1999, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

       The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.


(Dollars in Thousands)                                                             December 31,
                                                                                -------------------
                                                                                 1999        1998
                                                                                -------     -------
Loans and Leases Outstanding, Year-end(1)                                       $85,078     $87,933
                                                                                =======     =======
Average Amount of Loans and Leases Outstanding(1)                               $84,791     $86,795
                                                                                =======     =======

Loans and Lease Loss Reserve Balance, Beginning of year                         $   686     $   695
                                                                                -------     -------
Allowance on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                                 94          40
              Real estate - construction
              Real estate - mortgage
              Consumer loans                                                        103         213
              Lease financing
                                                                                -------     -------
                                                                                    197         253
      Foreign
                                                                                -------     -------
                                                                                    197         253
                                                                                -------     -------
      Recoveries
          Domestic
              Commercial, financial and agricultural                                 27           8
              Real estate - construction
              Real estate - mortgage                                                             41
              Consumer loans                                                         82          52
              Lease financing
                                                                                -------     -------
                                                                                    109         101
      Foreign
                                                                                -------     -------
                      Net Charge-offs/(recoveries)                                   88         152
                                                                                -------     -------
      Additions/(Reductions) charged to operations                                   41         143
                                                                                -------     -------
Allowance for Loan and Lease Loss, End of year                                  $   639     $   686
                                                                                =======     =======
Ratio of Net Charge-offs/(Recoveries) During the Year
 to Average Loans and Leases Outstanding During the Year                           0.10%       0.18%
                                                                                =======     =======
Ratio of Allowance for Loan and Lease Losses to Loans and Leases at Year-end       0.75%       0.78%
                                                                                =======     =======


(1) Net of unearned income

       The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of December 31, 1999. Although, as yet, a report of examination has not been issued which, when subsequently issued, may require the Bank to recognize additions to the allowance.

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

       The Bank also maintains a program of periodic review of all existing loans. The Bank retains an outside consultant to review all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 1999, see "RISK ELEMENTS - Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

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

       At December 31, 1999 and 1998, the Bank had loans amounting to approximately $495,000 and $114,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $164,000 and $106,000 for the year ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to these impaired loans amounted to $0 at December 31, 1999 and 1998, respectively.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

       Although the Bank does not normally allocate the allowance for loan and lease losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table. The allocations are estimates based upon historical loss experience and management's judgment.


(Dollars in Thousands)                                           Year Ended December 31,
                                                --------------------------------------------------------
                                                          1999                           1998
                                                --------------------------    --------------------------
                                                               Percent of                    Percent of
                                                                Loans in                      Loans in
                                                Allowance         Each         Allowance        Each
                                                 for Loan      Category to     for Loan      Category to
                                                  Losses       Total Loans      Losses       Total Loans
                                                -----------    -----------    -----------    -----------
Domestic
      Commercial, financial and agricultural    $        78           17.0    $        56           17.0
      Real estate                                                     61.2                          55.1
      Installment loans to individuals                   10           21.8             61           27.9
      Lease financing
Foreign
Unallocated allowance                                   551                           569
                                                -----------    -----------    -----------    -----------
                      Total                     $       639          100.0    $       686          100.0
                                                ===========    ===========    ===========    ===========

       The allocation of the allowance for loan and lease losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in the reserve there is an unallocated portion, and, as previously stated, the total reserve is a general reserve applicable to the entire portfolio.

DEPOSITS

       The average amount of and the average rate paid on deposits is summarized below:


(1) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts.

       Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:



(Dollars In Thousands)           December 31,
                                     1999
                                -------------
Three months or less            $       6,506
Over three through 12 months            3,581
                                -------------
                                $      10,087
                                =============


RETURN ON EQUITY AND ASSETS

       The following table sets forth the ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).


                           1999        1998
                          -------     -------

Return on assets            0.04%       0.39%
Return on equity            0.60%       5.22%
Dividend payout ratio
Equity to asset ratio       7.65%       7.46%

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

       Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "ITEM 1. BUSINESS - Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April

1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. This standard has been in effect since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

       Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1999.


(Dollars in Thousands)                                       December 31, 1999
                                                 ------------------------------------------
                                                           Actual                Minimum
                                                 --------------------------      Capital
                                                    Amount        Ratio         Requirement
                                                 -----------    -----------     -----------
Leverage ratio                                   $     8,737            7.5%            4.0%
Tier 1 risk-based ratio                                8,737            9.2%            4.0%
Total risk-based ratio                                 9,376            9.9%            8.0%



At December 31, 1999, the Company's capital ratios were substantially the same as the Bank.


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


                                                                            Assessment Rates Effective January 1, 1996*
                                                                          -----------------------------------------------
                                                                             Group A           Group B          Group C
                                                                          ---------------   --------------   ------------
Well capitalized                                                                 0                3                17
Adequately capitalized                                                           3               10                24
Undercapitalized                                                                10               24                27

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

        Financial Modernization Legislation. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, prohibiting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or non-financial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

       The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the Federal Reserve Board while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

        The GLB Act also includes provisions concerning subsidiaries of national banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates are "well capitalized" and "well managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well capitalized," and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies become effective 120 days after its enactment, or about March 15, 2000, excluding, the federal preemption provisions, which became effective on the date of enactment.

        The GLB Act will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

        The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the GLB Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the GLB Act.

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

ACCOUNTING CHANGES

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS NO. 137,"Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS 133 for 2001 and is not expected to have a material impact on the Bank's financial statements.

EMPLOYEES

       At March 17, 2000, the Company had approximately 55 full-time and 30 part-time employees. Total full-time equivalent employees at March 17, 2000, were approximately 71. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

       Set forth below is certain information regarding the executive officers of the Company and the Bank:



         Name                Position With Company             Position With Bank
----------------------    --------------------------    ------------------------------
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

       Mr. Schoeffler was appointed Executive Vice President/Senior Credit Administrator of the Bank in November 1999, and has been with the Bank since 1991.

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

       The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar and Blue Jay offices are located under leases expiring in three years and one year, respectively. The Bank's total occupancy expense for 1999, excluding furniture and equipment expense, approximated $616,000. Management believes that the Bank's present facilities are adequate for its present purposes.

ITEM 3.  LEGAL PROCEEDINGS

       On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $860,000. The Bank has filed an appeal. The Bank has accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. However, the Bank and its legal counsel continue to vigorously dispute any liability in this lawsuit and believe that there is a significant probability that there will be a favorable outcome for the pending appeal.

       The Company, is involved in various other litigation. In the opinion of Management and the Company's legal counsel, the disposition of all such other litigation pending will not have a material effect on the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

       Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At March 17, 2000, the Company had 622 shareholders.

       The following table summarizes the high and low prices at which the shares of Common Stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                                                             Sales Prices of
                                                         Common Stock(1), (2), (3)
                                                         -------------------------
                                                             High          Low
                                                         -----------   -----------
1998
      First Quarter                                          $ 6.25       $ 5.13
      Second Quarter                                           6.75         6.25
      Third Quarter                                            6.75         6.00
      Fourth Quarter                                           6.00         4.00

1999
      First Quarter                                          $ 6.13       $ 6.13
      Second Quarter                                           5.00         5.00
      Third Quarter                                            7.88         6.75
      Fourth Quarter                                           5.50         5.50


(1) Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

(3) There were no cash dividends paid during 1998 and 1999.


ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data set forth below for the fiscal years ended December 31, 1999, 1998 and 1997, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1996 and 1995, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.


                                                                              Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                     1999              1998             1997             1996              1995
                                                -------------     -------------    -------------    -------------     -------------
Interest Income                                 $   8,994,503     $   9,178,049    $   9,213,228    $   9,011,147     $   8,568,863
Interest Expense                                    2,204,034         2,551,992        2,942,507        2,860,834         2,399,588
Net Interest Income                                 6,790,469         6,626,057        6,270,721        6,150,313         6,169,275
(Provision)/Credit  for Loan and Lease Losses         (41,000)         (142,982)        (143,782)        (416,900)          429,000
Other Income                                        1,903,441         1,915,801        1,741,588        1,837,933         3,961,580
Other Expenses                                     (8,564,374)       (7,648,693)      (7,330,591)      (7,437,768)       (9,141,796)
                                                -------------     -------------    -------------    -------------     -------------
Income/(Loss) Before Taxes                             88,536           750,183          537,936          133,578         1,418,059
Income Taxes                                          (38,400)         (306,800)        (133,800)         (28,000)         (584,254)
                                                -------------     -------------    -------------    -------------     -------------
Net Income/(Loss)                               $      50,136     $     443,383    $     404,136    $     105,578     $     833,805
                                                =============     =============    =============    =============     =============
Earnings/(Loss) Per Share of Common Stock(1)
   Basic                                        $        0.03     $        0.24    $        0.22    $        0.06     $        0.45
   Diluted                                      $        0.03     $        0.22    $        0.21    $        0.06     $        0.44
Weighted Average Number of Shares(1)
   Basic                                            1,862,776         1,862,776        1,862,776        1,862,776         1,862,776
   Diluted                                          1,988,616         1,994,255        1,882,986        1,874,852         1,875,104
Stock Splits                                                -                 -                -                            6 for 5

Balance Sheet Data
      Assets                                    $ 116,303,156     $ 115,863,031    $ 111,510,812    $ 119,523,686     $ 107,559,133
                                                =============     =============    =============    =============     =============
      Deposits                                  $ 104,523,178     $ 105,314,990    $ 101,741,356    $ 106,602,789     $  98,414,447
                                                =============     =============    =============    =============     =============
      Loans and Leases/(Net)                    $  85,078,459     $  87,246,922    $  88,419,559    $  96,737,786     $  77,287,938
                                                =============     =============    =============    =============     =============
      Stockholders' Equity                      $   8,705,235     $   8,728,159    $   8,266,503    $   7,851,412     $   7,752,714
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

       For the year ended December 31, 1999, Vineyard National Bancorp on a consolidated basis reported Net Income of $50,000 compared to $443,000 and $404,000 in the comparable 1998 and 1997 periods. Basic Earnings Per Share was $0.03 compared to $0.24 in 1998 and $0.22 in 1997. Diluted Earnings Per Share were $0.03 compared to $0.22 in 1998 and $0.21 in 1997. Consolidated total assets at December 31, 1999 were $116,303,000 compared to $115,863,000 at December 31, 1998, an increase of less than 1%. Total deposits decreased from $105,315,000 as of December 31, 1998 to $104,523,000 at year-end 1999.
Stockholders' equity was $8,705,000 at December 31, 1999, down from its $8,728,000 level a year earlier, owing primarily to the unrealized loss on securities available-for-sale of $39,000 which decreased $73,000 from the year before. This was offset with net income of $50,000 for 1999.

       The allowance for loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $197,000 charged against it during 1999. Recoveries of loans previously charged-off amounted to $109,000, which were credited back to the reserve. A provision for loan and lease losses of $41,000 was recorded in 1999 compared to a provision of $143,000 in 1998 and $144,000 in 1997.

RESULTS OF OPERATIONS

NET INTEREST INCOME

       Net interest income represents the difference between interest and fees generated on all earning assets and interest paid on interest bearing liabilities which include customer deposits and borrowed funds. Net interest income for 1999 was $6,790,000, up from the $6,626,000 reported in 1998 and $6,271,000 reported in 1997. This represents an increase of 2.5% in 1999 and 5.7% in 1998, respectively. The components of net interest income change in response to changes in rate, average balance and mix on both earning assets and liabilities.

               The increase in net interest income in 1999 from 1998 was due to the decrease in interest expense exceeding the decrease in interest income. Interest income decreased $184,000 to $8,994,000 in 1999 from $9,178,000 in 1998 while interest expense decreased $348,000 to $2,204,000 from $2,552,000 in 1998. The resulting increase in net interest income can be attributed to a number of factors. First, average loans, the Bank's highest yielding asset, decreased from $86,782,000 in 1998 to $84,781,000. This was offset by increases in average investment securities of $3,698,000, federal funds sold of $429,000 and $493,000 in interest-earning deposits with other financial institutions. Secondly, although the volume of interest earning assets was higher on average in 1999 than in 1998, the average yield earned on these assets decreased .4% from 9.3% in 1998 to 8.9% in 1999. Third, average interest-bearing liabilities decreased 2.1% from $74,004,000 in 1998 to $72,452,000 in 1999. This decrease is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, increased 3.8% from $37,710,000 in 1998 to $39,173,000 in 1999. Time deposits, the Bank's highest interest paying deposit account, decreased 8.3% from $36,292,000 in 1998 to $33,279,000 in 1999. The Bank offered higher time deposit rates at different times during 1998. Fourth, the average yield paid on interest-bearing liabilities decreased to 3.0% in 1999 from 3.4% in 1998.

       The increase in net interest income in 1998 from 1997 was due to the decrease in interest expense exceeding the decrease in interest income. Interest income decreased $35,000 to $9,178,000 in 1998 from $9,213,000 in 1997 while interest expense decreased $391,000 to $2,552,000 in 1998 from $2,943,000 in 1997. The resulting increase in net interest income can be attributed to a number of factors. First, the Bank's average interest-earning assets decreased 4.3% from $103,207,000 in 1997 to $98,674,000 in 1998. This decrease is mostly attributable to a 6.7% decrease in average loans, the Bank's highest yielding asset. Average loans decreased from $92,963,000 in 1997 to $86,782,000 in 1998. Average investment securities decreased from $6,478,000 in 1997 to $5,714,000 in 1998, average federal funds sold, the Bank's lowest yielding asset increased from $3,409,000 in 1997 to $5,849,000 in 1998. Secondly, although the volume of interest earning assets was lower on average in 1998 than in 1997, the average yield earned on these assets increased .4% from 8.9% in 1997 to 9.3% in 1998. Third, average interest-bearing liabilities decreased 7.6% from $80,083,000 in 1997 to $74,004,000 in 1998. This decrease is attributable to a shift in the composition of the Bank's deposit liabilities. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 3.6% from $39,118,000 in 1997 to $37,710,000 in 1998 and time deposits, the Bank's highest interest paying deposit account, decreased 11.2% from $40,858,000 in 1997 to $36,292,000 in 1997. The Bank offered higher time deposit rates at different times during 1998 and 1997. This created fluctuations in average balances due to account maturities and the timing of promotional interest rates. Fourth, the average yield paid on interest-bearing liabilities decreased to 3.4% in 1998 from 3.7% in 1997.

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



(Dollars in Thousands)                                              1999                                   1998
                                                     ------------------------------------   ------------------------------------
                                                      Average                  Average       Average                   Average
                                                      Balance     Interest      Yield        Balance      Interest      Yield
                                                     ---------    ---------    ---------    ---------     ---------   ---------
Assets
      Loans                                          $  84,781    $   8,137          9.6%    $  86,782    $   8,532         9.8%
      Lease financing                                       13            1          7.7%
      Investment securities (3)                          9,181          503          5.5%        5,483          315         5.7%
      Federal funds sold                                 6,278          301          4.8%        5,849          300         5.1%
      Interest-earning deposits with
       other financial institutions                        865           45          5.2%          372           20         5.4%
      FRB & Other Stock                                    177            9          5.1%          175           10         5.7%
                                                     ---------    ---------                  ---------    ---------
               Total Interest-earning Assets           101,282        8,995          8.9%       98,674        9,178         9.3%
                                                                  ---------    ---------                  ---------   ---------
Other Assets                                            16,547                                  15,864
               Less: Allowance for Loan Losses            (676)                                   (661)
                                                     ---------                               ---------
               Total Average Assets                  $ 117,153                               $ 113,877
                                                     =========                               =========

Liabilities and Shareholders' Equity
      Savings deposits                                  39,173          661          1.7%       37,710          656         1.7%
      Time deposits                                     33,279        1,543          4.6%       36,292        1,896         5.2%
      Other                                                                                          2                      0.0%
                                                     ---------    ---------    ---------     ---------    ---------   ---------
               Total Interest-bearing Liabilities       72,452        2,204          3.0%       74,004        2,552         3.4%
                                                                  ---------    ---------                  ---------   ---------
      Demand deposits                                   34,134                                  29,890
      Other liabilities                                  1,572                                   1,521
Shareholders' equity                                     8,995                                   8,462
                                                     ---------                               ---------
               Total Average Liabilities
               and Shareholders' Equity              $ 117,153                               $ 113,877
                                                     =========                               =========
Net Interest Spread (1)                                                              5.8%                                   5.9%
                                                                               =========                              =========
Net Interest Income and Net Interest Margin (2)                   $   6,791          6.7%                 $   6,626         6.7%
                                                                  =========    =========                  =========   =========

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.


(Dollars in Thousands)                                                     1997
                                                            ------------------------------------
                                                            Average                     Average
                                                             Balance      Interest       Yield
                                                            ---------     ---------    ---------
Assets
      Loans                                                 $  92,963     $   8,720          9.4%
      Lease financing                                              79             7          8.9%
      Investment securities (3)                                 6,461           375          5.8%
      Federal funds sold                                        3,409           185          5.4%
      Interest-earning deposits with
       other financial institutions                               278            17          6.1%
                                                            ---------     ---------    ---------
                      Total Interest-earning Assets           103,190         9,304          9.0%
                                                                          ---------    ---------
Other Assets                                                   15,271
                      Less: Allowance for Loan Losses            (715)
                                                            ---------
                      Total Average Assets                  $ 117,746
                                                            =========

Liabilities and Shareholders' Equity
      Savings deposits                                         39,118           685          1.8%
      Time deposits                                            40,858         2,250          5.5%
      Other                                                       107             7          6.5%
                                                            ---------     ---------    ---------
                      Total Interest-bearing Liabilities       80,083         2,942          3.7%
                                                                          ---------    ---------
      Demand deposits                                          28,264
      Other liabilities                                         1,362
Shareholders' equity                                            8,037
                                                            ---------
                      Total Average Liabilities
                       and Shareholders' Equity             $ 117,746
                                                            =========
Net Interest Spread (1)                                                                      5.3%
                                                                                       =========
Net Interest Income and Net Interest Margin (2)                           $   6,362          6.2%
                                                                          =========    =========


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



(Dollars in Thousands)                                     1999 - 1998                         1998 - 1997
                                                --------------------------------       --------------------------------
                                                Volume        Rate        Total        Volume        Rate        Total
                                                ------       ------       ------       ------       ------       ------
Increase/(Decrease) In
      Interest Income
          Loans 1                               $ (194)      $ (201)      $ (395)      $ (871)      $  772       $  (99)
          Leases 2                                  (1)           -       $   (1)          (5)          (1)          (6)
          Investment securities 2                  202          (14)         188          (43)          (7)         (50)
          Deposits                                  25           (1)          24            4           (1)           3
          FRB & Other Stock                          1           (2)          (1)           1           (1)           0
          Federal funds sold                         9           (8)           1          125          (10)         115
                                                ------       ------       ------       ------       ------       ------
                                                    42         (226)        (184)        (789)         752          (37)
                                                ------       ------       ------       ------       ------       ------
Increase/(Decrease) In
      Interest Expense
          Savings deposits                          22          (17)           5          (25)          (5)         (30)
          Time deposits                           (150)        (203)        (353)        (243)        (111)        (354)
          Short-term borrowings                      -            -            -           (5)          (2)          (7)
                                                ------       ------       ------       ------       ------       ------
                                                  (128)        (220)        (348)        (273)        (118)        (391)
                                                ------       ------       ------       ------       ------       ------
                   Increase/(Decrease)
                    in Net Interest Income      $  170       $   (6)      $  164       $ (516)      $  870       $  354
                                                ======       ======       ======       ======       ======       ======


(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $23,000 in 1999, $6,000 in 1998 and $26,000 in 1997.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.0% for 1998 and 25.0% for 1997. There were no tax exempt securities or leases in 1999.

PROVISION FOR LOAN AND LEASE LOSSES

       The provision for loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

       A provision for loan and lease losses of $41,000 was recorded in 1999. This is compared to a provision of $143,000 in 1998 and $144,000 in 1997. The provision for loan and lease losses recorded in 1999, 1998 and 1997 is a result of management's assessment of the potential losses inherent in the loan portfolio. The need for additional provision for loan and lease losses in 2000 will be contingent upon management's on-going analysis of the adequacy of the allowance for loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

       During 1999, the Bank's non-accrual loans increased from $114,000 to $495,000. For further information regarding charge-offs, non-performing and classified loans and the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "Financial Condition - Non-performing Loans" and "Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

       Non-interest decreased $13,000 from $1,916,000 in 1998 to $1,903,000 in
1999. The Bank posted securities gains of $49,000 in 1998 and posted a loss of $108 in 1999. This was offset by a gain on sale of OREO of $6,000 in 1999 versus a $32,000 loss in 1998.

       Non-interest income for 1998 totaled $1,916,000 compared to $1,742,000 in 1997. This represents an 10.0% increase during 1998. The increase during 1998 was due to an increase in fees and service charges and gains on the sale of investment securities.

NON-INTEREST EXPENSES

       Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expenses of premises, (iii) furniture and equipment expense, and (iv) litigation expense and (v) other expenses which include data processing costs, marketing expenses, professional expenses, office supplies, insurance and assessments and other loan and administrative expenses. Total non-interest expense for 1999 was $8,564,000 compared to $7,649,000 in 1998 compared to $7,331,000 in 1997. The change in 1999 was due to an increase in salaries and employee benefits of $260,000 and an increase of $841,000 in litigation expense. The change in 1998 was due to a decrease in salaries and employee benefits which was offset by increases in furniture and equipment expense and other expenses.

       Salaries and employees benefits totaled $3,766,000 in 1999 compared to $3,506,000 in 1998 and $3,646,000 in 1997. The increase in 1999 was attributable to employee bonus, performance compensation and deferred compensation. The decrease in 1998 was attributable to a decrease in the number of full time equivalent employees and commissions paid.

       Litigation expense was $920,000 in 1999 compared to $79,000 in 1998. On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $860,000. The Bank has filed an appeal. The Bank has accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. However, the Bank and its legal counsel continue to vigorously dispute any liability in this lawsuit and believe that there is a significant probability that there will be a favorable outcome for the pending appeal. In 1998, a settlement of a lawsuit of approximately $79,000 was posted.

       The majority of the increase in 1998 was due to contributions to a new director's deferred compensation plan totaling approximately $180,000 and additions to the CEO's supplemental retirement plan of approximately $102,000.

       Non-interest expense as a percentage of total income was 79% in 1999 compared to 69% in 1998 and 67% in 1997.

INCOME TAXES

       Total income tax expense for 1999, 1998 and 1997 were $38,000, $307,000 and $134,000, respectively, which approximated 43.4, 40.9% and 24.9% of pre-tax income, respectively.


FINANCIAL CONDITION

ASSETS

       Total consolidated assets increased $440,000 or .4% to $116,303,000 as of December 31, 1999 from $115,863,000 as of December 31, 1998.

LOANS

        The Company's loan portfolio has decreased by approximately $2,168,000 during the year ended December 31, 1999. This decrease was primarily due to a decrease in installment loans to individuals, which decreased $5,983,000 from $24,835,000 in 1998 to $18,852,000 in 1999. This decrease also resulted in a $511,000 decrease in unearned income on installment loans. Loans held for sale also decreased $1,342,000 from $2,178,000 in 1998 to $835,000 in 1999. The decrease in installment loans and loans held for sale was partially offset by a $2,777,000 increase in real estate construction loans and a $1,308,000 increase in real estate mortgage loans. The Company's installment portfolio is comprised of predominantly auto loans, both indirectly and directly funded. Indirect auto loans represent approximately 36.6% and 53.7% of total installment loans at December 31, 1999 and 1998, respectively. Approximately 91% of all indirect loans are "A/B" paper. It is the Bank's intent to divest itself of indirect dealer installment loans.

NON-PERFORMING LOANS

       The following table sets forth information regarding the Bank's non-performing loans at year-end 1999 and 1998.


(Dollars in Thousands)                                               December 31,
                                                                  ------------------
                                                                   1999        1998
                                                                  ------      ------
Accruing Loans More Than 90 Days Past Due (1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                        $   14      $    1
                                                                  ------      ------
                      Total Loans Past Due More Than 90 Days          14           1
                                                                  ------      ------
Renegotiated loans (2)                                                 -           -
                                                                  ------      ------
Non-accrual loans (3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                     269         114
          Real estate                                                226
          Installment loans to individuals
                                                                  ------      ------
                      Total Non-accrual Loans                        495         114
                                                                  ------      ------
                      Total Non-performing Loans                  $  509      $  115
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

(3) There were three loans on non-accrual status totaling approximately $495,000 at December 31, 1999 and two loans on non-accrual status totaling approximately $114,000 at December 31, 1998.

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

       As of December 31, 1998, the Bank's classified loans consist of $1,695,000 of loans classified as substandard and $250,000 loans classified as doubtful. The Bank's $1,695,000 in loans classified as substandard consisted of $1,200,000 of performing loans and $495,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

       The allowance for probable loan and lease losses is a general allowance established by management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the allowance are based on a continuous analysis of the loan and lease portfolio and, at December 31, 1999, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1999.

       The allowance for loan and lease losses at December 31, 1999, was $639,000 or .75%, of total loans and leases, as compared to $686,000 or .78%, of total credits at December 31, 1998. Additions to the allowance are effected through the provision for loan and lease losses which is an operating expense of the Company.

       The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(Dollars in Thousands)                                  1999           1998
                                                      --------       --------
Allowance For Loan Losses
      Balance, Beginning of period                    $    686       $    695
                                                      --------       --------
      Charge-offs
          Commercial, financial and agricultural            94             40
          Real estate construction
          Real estate mortgage
          Consumer loans                                   103            213
          Lease financing
                                                      --------       --------
                      Total Charge-offs                    197            253
                                                      --------       --------
      Recoveries
          Commercial, financial and agricultural            27              8
          Real estate construction
          Real estate mortgage                                             41
          Consumer loans                                    82             52
          Lease financing
                                                      --------       --------
                      Total Recoveries                     109            101
                                                      --------       --------
Net Charge-offs/(Recoveries)                                88            152
Provision/(Credit) Charged to Operations                    41            143
                                                      --------       --------
Balance, End of period                                $    639       $    686
                                                      ========       ========
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                              0.10%          0.18%
                                                      ========       ========
Allowance For Loan Losses to Total Losses                 0.75%          0.78%
                                                      ========       ========

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

INVESTMENT SECURITIES

       The Company's investment portfolio primarily consists of U.S. Agency Securities. As of December 31, 1999, the Company categorized their investment securities as available-for-sale (which requires continual mark to market adjustments to the Company's capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to-maturity.

       The Company had unrealized gains of $4,000 and $60,000 in 1999 and 1998, respectively, and unrealized losses for the same corresponding periods of $71,000 and $1,000. The Company generated gains of $49,000 and $2,000 during 1998 and 1997, respectively.

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

SOURCES OF FUNDS

       The Bank primarily funds its assets with deposits. Total deposits at December 31, 1999 were $104,523,000 compared with $105,315,000 in 1998. The
$792,000 decrease represents a 1.0% decrease. The mix of the Bank's deposits showed wide fluctuations with an increase in savings and NOW deposits of $3,349,000 or 13.4%, an increase in money market deposits of $1,022,000 or 9.2%, an increase in demand deposits of $1,638,000 or 5.0%, an increase in time deposits in denominations of $100,000 or more of $634,000 or 6.7% and a decrease in other time deposits of $7,435,000 or 27.4%. The increases in savings, NOW and money market accounts is a result of customers transferring monies from time deposit accounts. The Bank was offering higher interest rates on short-term time deposits in 1999 and 1998. The increase in demand deposits was a result of the Bank's effort to increase core deposits and improve liquidity.

LIQUIDITY

       The Company relies on asset-liability management to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management and interest sensitivity management are key factors in asset-liability management. Liquidity management involves the ability to meet the cash flow requirements of customers. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

       The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored weekly. Vineyard National Bank had liquid assets (cash, deposits in other financial institutions and investment securities not pledged as collateral) as a percent of total deposits and borrowed funds of 20% and 14% as of December 31, 1999 and 1998 respectively. The Bank's loan to deposit ratio was 82% and 83% as of December 31, 1999 and 1998, respectively. The Bank's policy is to strive for a loan to deposit ratio between 70% and 90%. Loan demand has decreased $2,216,000 while deposits increased by $792,000.

       Liquidity has increased from $15,050,000 at December 31, 1998 to $17,119,000 at December 31, 1999 due to increases in investment securities not pledged as collateral and cash and due from banks of $3,313,000 and $1,380,000, respectively. This was offset by decreases in federal funds sold and interest-bearing deposits in other financial institutions of $2,425,000 and $198,000, respectively.

       While the level of liquid assets is modest, management believes it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 14.7% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with four correspondent banks totaling $4.7 million and a secured line at the Federal Reserve.

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

       Although as of the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action; the Bank will be categorized as adequately capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):


                                                                                                  Capital Needed
                                                                               ---------------------------------------------------
                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                          Actual                 Adequacy Purposes                Provisions
                                                  ----------------------       ----------------------       ----------------------
                                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                  --------      --------       --------      --------       --------      --------
As of December 31, 1999
      Total capital to risk-weighted assets       $  9,376           9.9%      $  7,570           8.0%      $  9,462          10.0%
      Tier 1 capital to risk-weighted assets         8,737           9.2%         3,785           4.0%         5,677           6.0%
      Tier 1 capital to average assets               8,737           7.5%         4,675           4.0%         5,843           5.0%

As of December 31, 1998
      Total capital to risk-weighted assets       $  9,373           9.8%      $  7,687           8.0%      $  9,609          10.0%
      Tier 1 capital to risk-weighted assets         8,687           9.0%         3,843           4.0%         5,765           6.0%
      Tier 1 capital to average assets               8,687           7.5%         4,633           4.0%         5,791           5.0%


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.


                                                                         Page Reference

Independent Auditors' Report                                                         40

Consolidated Balance Sheets
December 31, 1999 and 1998                                                           41

Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997                                 42

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997                                 43

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997                                 44

Notes to Consolidated Financial Statements                                           46

       All schedules omitted for the reason that they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 1999 and 1998, the results of their operations and changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ VAVRINEK, TRINE, DAY & CO., LLP
Rancho Cucamonga, California
March 21, 2000

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                 ASSETS
                                                                                  1999                1998
                                                                             -------------       -------------
Cash and due from banks (Note #1F)                                           $   7,853,489       $   6,473,959
Federal funds sold                                                               3,390,000           5,815,000
                                                                             -------------       -------------
                      Total Cash and Cash Equivalents                           11,243,489          12,288,959
                                                                             -------------       -------------
Interest-bearing deposits in other financial institutions                          495,000             693,000
Investment securities (Notes #1G and #2)
      Available-for-sale                                                         9,428,297           6,059,988
Loans, net of unearned income (Notes #1H and #3)                                84,881,774          85,755,246
Loans held for sale (Notes #1I and #3)                                             835,323           2,177,692
                                                                             -------------       -------------
                                                                                85,717,097          87,932,938
            Less:  Allowance for loan losses (Notes 1J and #4)                    (638,638)           (686,016)
                                                                             -------------       -------------
                                                                                85,078,459          87,246,922
Bank premises and equipment (Notes #1K and #6)                                   6,051,588           6,436,612
Accrued interest                                                                   573,187             496,093
Cash surrender value of life insurance                                           2,262,934           1,801,984
Other real estate owned (Notes #1L, #16 and #17)                                   262,714             287,354
Federal Reserve Bank and other stock at cost                                       177,200             177,200
Other assets                                                                       730,288             374,919
                                                                             -------------       -------------
                      Total Assets                                           $ 116,303,156       $ 115,863,031
                                                                             =============       =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Deposits
          Demand deposits                                                       34,208,093          32,570,373
          Savings and NOW deposits                                              28,352,216          25,003,583
          Money market deposits                                                 12,125,849          11,103,667
          Time deposits in denominations of $100,000 or more (Note #19)         10,087,216           9,452,872
          Other time deposits (Note #19)                                        19,749,804          27,184,495
                                                                             -------------       -------------
                                                                               104,523,178         105,314,990
      Accrued employee salary and benefits                                       1,052,156             781,629
      Accrued interest and other liabilities                                     2,022,587           1,038,253
                                                                             -------------       -------------
                      Total Liabilities                                        107,597,921         107,134,872
                                                                             -------------       -------------

Commitments and Contingencies (Note #8)

Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,776 shares in
            1999 and 1998                                                        2,106,258           2,106,258
      Additional paid-in capital                                                 3,306,684           3,306,684
      Retained earnings                                                          3,331,118           3,280,982
      Accumulated other comprehensive income                                       (38,825)             34,235
                                                                             -------------       -------------
                      Total Stockholders' Equity                                 8,705,235           8,728,159
                                                                             -------------       -------------
                      Total Liabilities and Stockholders' Equity             $ 116,303,156       $ 115,863,031
                                                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                             1999              1998              1997
                                                                          -----------       -----------       -----------
INTEREST INCOME
      Interest and fees on loans (Note #1H)                               $ 8,136,750       $ 8,531,979       $ 8,631,123
      Interest on Investment Securities (Note #1G)
        Obligations of U.S. Treasury and Agencies                             502,636           315,532           364,779
        Other securities                                                        9,533             9,948             9,833
      Interest on deposits                                                     44,739            20,268            17,398
      Interest on Federal funds sold                                          300,845           299,538           185,151
      Direct lease financing income                                                                 784             4,944
                                                                          -----------       -----------       -----------
                      Total Interest Income                                 8,994,503         9,178,049         9,213,228
                                                                          -----------       -----------       -----------

INTEREST EXPENSE
      Interest on savings deposits                                            192,135           206,686           216,723
      Interest on NOW and money market deposits                               468,995           448,803           468,881
      Interest on time deposits in denominations of $100,000 or more          370,207           323,822           481,436
      Interest on other time deposits                                       1,172,368         1,572,361         1,768,438
      Interest on Federal funds purchased and other interest                      329               320             7,029
                                                                          -----------       -----------       -----------
                      Total Interest Expense                                2,204,034         2,551,992         2,942,507
                                                                          -----------       -----------       -----------
                      Net Interest Income                                   6,790,469         6,626,057         6,270,721

PROVISION FOR LOAN AND LEASE LOSSES - (Notes #1J and #4)                      (41,000)         (142,982)         (143,782)
                                                                          -----------       -----------       -----------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                           6,749,469         6,483,075         6,126,939
                                                                          -----------       -----------       -----------

OTHER INCOME
      Fees and service charges, gain on sale of loans
        and loan servicing income (Note #10)                                1,716,881         1,709,063         1,622,015
      Net gain (loss) on sale of other real estate owned                        6,462           (31,556)           (7,166)
      Net (loss) gain on sale of investment securities                           (108)           49,072             2,450
      Other income                                                            180,206           189,222           124,289
                                                                          -----------       -----------       -----------
                      Total Other Income                                    1,903,441         1,915,801         1,741,588
                                                                          -----------       -----------       -----------

OTHER EXPENSES
      Salaries and employee benefits                                        3,766,182         3,505,857         3,671,701
      Occupancy expense of premises                                           616,437           623,994           634,410
      Furniture and equipment expense                                         606,183           672,893           553,456
      Litigation expense (Note #8)                                            920,000            79,236
      Other expenses (Note #10)                                             2,655,572         2,766,713         2,471,024
                                                                          -----------       -----------       -----------
                      Total Other Expenses                                  8,564,374         7,648,693         7,330,591
                                                                          -----------       -----------       -----------
Income Before Income Taxes                                                     88,536           750,183           537,936
Income Taxes (Notes #1M and #7)                                                38,400           306,800           133,800
                                                                          -----------       -----------       -----------
Net Income                                                                $    50,136       $   443,383       $   404,136
                                                                          ===========       ===========       ===========

Earnings Per Share (Notes #1N and #14)
       Basic                                                              $      0.03       $      0.24       $      0.22
                                                                          ===========       ===========       ===========
       Diluted                                                            $      0.03       $      0.22       $      0.21
                                                                          ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               Common Stock
                                                     ---------------------------------      Additional
                                                       Number of                              Paid-in         Comprehensive
                                                         Shares             Amount            Capital             Income
                                                     --------------     --------------     --------------     --------------
BALANCE, December 31, 1996                                1,862,766     $    2,106,258     $    3,306,684
      Comprehensive income
           Net Income                                                                                         $      404,136
           Unrealized security holding gains
             (net of $8,544 tax)                                                                                      12,792
           less reclassification adjustments for
             gains (net of $613 tax)                                                                                  (1,837)
                                                                                                              --------------
      Total Comprehensive income                                                                              $      415,091
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1997                                1,862,766          2,106,258          3,306,684
      Comprehensive income
           Net Income                                                                                         $      443,383
           Unrealized security holding gains
               (net of $33,840 tax)                                                                                   46,735
           less reclassification adjustments for
               gains (net of $20,610 tax)                                                                            (28,462)
                                                                                                              --------------
      Total Comprehensive income                                                                              $      461,656
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1998                                1,862,766          2,106,258          3,306,684
      Comprehensive income
           Net Income                                                                                         $       50,136
           Unrealized security holding losses
               (net of $52,887 tax)                                                                                  (73,123)
           less reclassification adjustments for
               losses (net of $45 tax)                                                                                    63
                                                                                                              --------------
      Total Comprehensive income                                                                              $      (22,924)
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1999                                1,862,766     $    2,106,258     $    3,306,684
                                                     ==============     ==============     ==============



                                                      Accumulated
                                                         Other
                                                        Retained        Comprehensive
                                                        Earnings            Income              Total
                                                     --------------     --------------      --------------
BALANCE, December 31, 1996                           $    2,433,463     $        5,007      $    7,851,412
      Comprehensive income
           Net Income                                       404,136                                404,136
           Unrealized security holding gains
             (net of $8,544 tax)                                                12,792              12,792
           less reclassification adjustments for
             gains (net of $613 tax)                                            (1,837)             (1,837)
      Total Comprehensive income
                                                     --------------     --------------      --------------
BALANCE, December 31, 1997                                2,837,599             15,962           8,266,503
      Comprehensive income
           Net Income                                       443,383                                443,383
           Unrealized security holding gains
               (net of $33,840 tax)                                             46,735              46,735
           less reclassification adjustments for
               gains (net of $20,610 tax)                                      (28,462)            (28,462)
      Total Comprehensive income
                                                     --------------     --------------      --------------
BALANCE, December 31, 1998                                3,280,982             34,235           8,728,159
      Comprehensive income
           Net Income                                        50,136                                 50,136
           Unrealized security holding losses
               (net of $52,887 tax)                                            (73,123)            (73,123)
           less reclassification adjustments for
               losses (net of $45 tax)                                              63                  63
      Total Comprehensive income
                                                     --------------     --------------      --------------
BALANCE, December 31, 1999                           $    3,331,118     $      (38,825)     $    8,705,235
                                                     ==============     ==============      ==============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                               $  8,332,313      $  7,693,391      $  7,555,823
      Service fees and other income received                      1,897,087         1,900,070         1,680,159
      Financing revenue received under leases                                             784             4,944
      Interest paid                                              (2,286,942)       (2,605,020)       (3,195,513)
      Cash paid to suppliers and employees                       (6,930,145)       (7,575,320)       (6,607,753)
      Decrease/(increase) in loans held for sale                  1,342,369        (1,752,742)         (424,950)
      Income taxes paid                                            (517,929)         (185,435)          (10,000)
                                                               ------------      ------------      ------------
                      NET CASH PROVIDED BY/(USED IN)
                        OPERATING ACTIVITIES                      1,836,753        (2,524,272)         (997,290)
                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investment securities,
       available-for-sale                                         4,000,000         4,050,000         3,350,000
      Proceeds from sales of investment securities,
       available-for-sale                                         1,008,492           549,197         6,392,159
      Purchase of investment securities held-to-maturity
      Purchase of investment securities available-for-sale       (8,467,993)       (6,010,595)       (8,484,567)
      Purchase of other investment securities                                          (5,000)
      Net decrease/(increase) in deposits in other
       financial institutions                                       198,000          (693,000)          396,000
      Recoveries on loans previously written off                    108,877           101,283           180,559
      Net loans made to customers and principal
        collections of loans                                      1,226,495         4,060,850         9,905,466
      Net decrease in leases to customers                                              14,354           174,135
      Capital expenditures                                         (274,784)         (427,218)         (861,941)
      Proceeds from sale of property, plant and equipment            79,400            76,198            31,404
      Proceeds from sale of OREO                                     31,102           169,182           210,547
                                                               ------------      ------------      ------------
                      NET CASH (USED IN)/PROVIDED BY
                       INVESTING ACTIVITIES                      (2,090,411)        1,885,251        11,293,762
                                                               ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts, and money market deposits                6,008,535         1,491,152         3,151,564
      Net (decrease)/increase in certificates of deposits        (6,800,347)        2,082,482        (8,012,997)
      Net decrease in federal funds purchased                                                        (3,700,000)
                                                               ------------      ------------      ------------
                      NET CASH (USED IN)/PROVIDED BY
                       FINANCING ACTIVITIES                        (791,812)        3,573,634        (8,561,433)
                                                               ------------      ------------      ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (1,045,470)        2,934,613         1,735,039

CASH AND CASH EQUIVALENTS, Beginning of year                     12,288,959         9,354,346         7,619,307
                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, End of year                         $ 11,243,489      $ 12,288,959      $  9,354,346
                                                               ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                    1999             1998             1997
                                                                -----------      -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY/(USED IN) OPERATING ACTIVITIES
      Net Income                                                $    50,136      $   443,383      $   404,136
                                                                -----------      -----------      -----------
      Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                             581,142          650,375          538,527
          Investment securities accretion/amortization              (34,818)         (38,724)         (38,017)
          Provision for loan and lease losses                        41,000          142,982          143,782
          Provision for OREO losses                                                    4,400
          (Gain)/loss on sale of equipment                             (734)           5,334           (9,309)
          (Decrease)/Increase in taxes payable                     (104,129)         120,565          123,000
          Increase in other assets                                 (816,317)        (820,311)         (98,324)
          Decrease/(Increase) in loans held for sale              1,342,369       (1,752,742)        (424,950)
          Decrease in unearned loan fees                           (550,278)      (1,394,090)      (1,660,765)
          Increase in interest receivable                           (77,094)         (51,060)         (41,907)
          Decrease in interest payable                              (82,908)         (53,028)        (253,006)
          Increase in accrued expense and other liabilities       1,494,738          236,160          314,827
          Loss/(Gain) on sale of investment securities                  108          (49,072)          (2,450)
          (Gain)/Loss on sale of OREO                                (6,462)          31,556            7,166
                                                                -----------      -----------      -----------
                      Total Adjustments                           1,786,617       (2,967,655)      (1,401,426)
                                                                -----------      -----------      -----------
                      NET CASH PROVIDED BY/(USED IN)
                       OPERATING ACTIVITIES                     $ 1,836,753      $(2,524,272)     $  (997,290)
                                                                ===========      ===========      ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance
        for investment securities                               $   (73,060)     $    18,273      $    10,955
                                                                ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Vineyard National Bancorp (the Company) and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A.  Principles of Consolidation

    The consolidated financial statements include the Company and its wholly owned subsidiary, Vineyard National Bank (the Bank). Intercompany balances and transactions have been eliminated.

B.  Nature of Operations

    The Company was organized and operates as a single reporting segment. The Company operates five branches within San Bernardino and Los Angeles Counties and provides a variety of financial services to individuals and small-to-medium sized businesses. The Company offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans. The financial information for the Company has been aggregated into one reporting segment.

C.  Use of Estimates

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997




NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

D.  Reclassifications

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to 1999 classifications.

E.  Cash and Cash Equivalents

    Fur purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

F.  Cash and Due From Banks

    Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 1999.

    The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

G.  Investment Securities

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

H.  Loans and Interest on Loans

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

    All loans on nonaccrual are measured for impairment. The Bank applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for installment loans which are charged off after 120 days of delinquency. All other loans are generally charged off at such time the loan is classified as a loss.

I.  Loans Held for Sale

    Loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance by charges to income.

J.  Allowance for Loan and Lease Losses

    The allowance for loan and lease losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

K.  Premises and Equipment

    Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 1999, and 1998 and 1997, was approximately $581,000, $650,000, and $539,000, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

L.  Other Real Estate Owned

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

M.  Income Taxes

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

N.  Earnings Per Share (EPS)

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

O.  Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bank has chosen to continue to account for stock-based compensation using the instrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #9.

P.  Comprehensive Income

    Beginning in 1998, the Bank adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only components of accumulated other comprehensive income for the Bank.

Q.  Current Account Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS 133 for 2001 and is not expected to have a material impact on the Bank's financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #2 - INVESTMENT SECURITIES

At December 31, 1999 and 1998, the investment securities portfolio was comprised of securities classified as available-for-sale, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value, adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, were:


                                                   Gross           Gross
                                 Amortized      Unrealized       Unrealized
                                     Cost          Gains           Losses         Fair Value
                                -----------     -----------      -----------      -----------
U.S. Agency securities          $ 9,493,833                      $   (71,328)     $ 9,422,505
Other                                 1,340     $     4,452                             5,792
                                -----------     -----------      -----------      -----------
                      Total     $ 9,495,173     $     4,452      $   (71,328)     $ 9,428,297
                                ===========     ===========      ===========      ===========

The amortized cost and fair values of investment securities available-for-sale at December 31, 1998, were:


                                                        Gross               Gross
                                   Amortized          Unrealized          Unrealized
                                     Cost                Gains              Losses             Fair Value
                                ---------------     ---------------     ---------------      ---------------
U.S. Treasury securities        $       499,577     $           423                          $       500,000
U.S. Agency securities                5,491,866              59,302     $          (699)           5,550,469
Other                                     9,519                                                        9,519
                                ---------------     ---------------     ---------------      ---------------
                      Total     $     6,000,962     $        59,725     $          (699)     $     6,059,988
                                ===============     ===============     ===============      ===============

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Securities
                                                      Available-for-Sale
                                                  -----------------------------
                                                    Amortized
                                                      Cost         Fair Value
                                                  ------------     ------------
Due in one year or less                           $  4,983,683     $  4,956,250
Due after one year but less than five years          4,510,150        4,466,255
                                                  ------------     ------------
                                                     9,493,833        9,422,505
Other securities                                         1,340            5,792
                                                  ------------     ------------
                             Total Securities     $  9,495,173     $  9,428,297
                                                  ============     ============


Proceeds from sales of investment securities available-for-sale during 1999 were $1,008,492. Gross losses on those sales were $108. There were no gains during 1999. Included in shareholders' equity at December 31, 1999 is $38,825 of net unrealized losses (net of $28,051 estimated tax benefit) on investment securities available-for-sale.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



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

Securities with a carrying value and fair value of $4,945,408 and $4,047,187 at December 31, 1999 and 1998, respectively, were pledged to secure public monies as required by law.


NOTE #3 - LOANS

All the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:


                                                            1999              1998
                                                        ------------      ------------
Commercial, financial and agricultural                  $ 14,670,727      $ 15,134,834
Real Estate - construction                                 6,602,104         3,825,482
Real Estate - mortgage
      Commercial                                          36,181,308        34,872,740
      Residential                                          9,188,841         8,327,810
Installment loans to individuals                          18,851,726        24,835,185
All other loans (including overdrafts)                       169,693            92,098
                                                        ------------      ------------
                                                          85,664,399        87,088,149
Unearned income on installment loans                        (466,051)         (977,920)
Deferred loan fees                                          (316,574)         (354,983)
                                                        ------------      ------------
                      Loans, Net of Unearned Income     $ 84,881,774      $ 85,755,246
                                                        ============      ============

Loans held for sale                                     $    835,323      $  2,177,692
                                                        ============      ============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997





NOTE #3 - LOANS, Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                    1999         1998
                                                  --------     --------
Impaired loans without a valuation allowance      $495,000     $114,000
Impaired loans with a valuation allowance               --           --
                                                  --------     --------
Total impaired loan                               $495,000     $114,000
                                                  ========     ========
Valuation allowance related to impaired loans     $      0     $      0
                                                  ========     ========




                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                   1999        1998        1997
                                                                 -------     -------     -------
Average investment in impaired loans                             164,000     106,000     354,000
Interest income recognized on impaired loans                           0           0           0
Interest income recognized on a cash basis on impaired loans       5,000       5,000       3,000


No additional funds are committed to be advanced in connection with impaired loans.

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $495,000 and $114,000 at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $23,000, $6,000, and $26,000 in 1999, 1998 and 1997, respectively.

At December 31, 1999 and 1998, the Company had approximately $14,000 and $216,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single family residences.

At December 31, 1999, no loans were classified as troubled debt restructurings.

Loans with a carrying amount of approximately $4,135,000 have been pledged to secure a line of credit at the Federal Reserve Bank.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997




NOTE #4 - ALLOWANCE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:


                                                       1999           1998           1997
                                                    ---------      ---------      ---------
Balance, Beginning of year                          $ 686,016      $ 694,880      $ 727,667
Recoveries on loans previously charged off            108,877        101,283        180,559
Loans charged off                                    (197,255)      (253,129)      (357,128)
Provision/(credit) charged to operating expense        41,000        142,982        143,782
                                                    ---------      ---------      ---------
Balance, End of year                                $ 638,638      $ 686,016      $ 694,880
                                                    =========      =========      =========


NOTE #5 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain directors and officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1999 and 1998, is as follows:


                                              1999             1998
                                           -----------      -----------
Outstanding Balance, Beginning of year     $ 2,839,235      $ 1,823,468
Credit granted, including renewals           1,027,341        1,575,755
Repayments                                  (1,109,986)        (559,988)
                                           -----------      -----------
Outstanding Balance, End of year           $ 2,756,590      $ 2,839,235
                                           ===========      ===========

Not included in the balances outstanding at December 31, 1999 and 1998, were undisbursed commitments to lend of approximately $275,000. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 1999 and 1998.

Deposits from related parties held by the Bank at December 31, 1999 and 1998 amounted to approximately $3,453,000 and $2,547,000, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #6 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:


                                                              1999             1998
                                                           -----------      -----------
Building                                                   $ 3,868,395      $ 3,868,395
Furniture and equipment                                      3,524,261        3,546,881
Leasehold improvements                                       1,264,014        1,204,983
                                                           -----------      -----------
                                                             8,656,670        8,620,259
      Less:  Accumulated depreciation and amortization      (3,890,082)      (3,468,647)
Land                                                         1,285,000        1,285,000
                                                           -----------      -----------
                      Total                                $ 6,051,588      $ 6,436,612
                                                           ===========      ===========


The Company is obligated under leases for equipment and property. The original terms of the leases range from three to ten years. The leases contain options to extend for periods from twelve months to sixty-seven months. All options to extend have been exercised and the related lease costs are included below. The following is a schedule of future minimum lease payments based upon obligations at year-end.



   Year Ending
   December 31,
   ------------
      2000                                                       $ 89,822
      2001                                                         89,822
      2002                                                         89,822
      2003                                                         18,868
                                                                 --------
     Total                                                       $288,334
                                                                 ========

Total property and equipment expenditures charged to leases for the reporting periods ended December 31, 1999, 1998 and 1997, were approximately $110,000, $110,000, and $124,000, respectively.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES



                                                          Year Ending December 31,
                                                    --------------------------------------
                                                       1999           1998          1997
                                                    ---------      ---------      --------
Tax provision applicable to
  income before income taxes                        $  38,400      $ 306,800      $133,800
                                                    =========      =========      ========

Federal Income Tax
      Current                                         421,600        330,700        29,300
      Deferred (credit)                              (396,400)       (92,200)       51,600
                                                    ---------      ---------      --------
                      Total Federal Income Tax         25,200        238,500        80,900
                                                    ---------      ---------      --------

State Franchise Tax
      Current                                         144,200         98,800        50,500
      Deferred (credit)                              (131,000)       (30,500)        2,400
                                                    ---------      ---------      --------
                      Total State Franchise Tax        13,200         68,300        52,900
                                                    ---------      ---------      --------
                      Total Income Taxes            $  38,400      $ 306,800      $133,800
                                                    =========      =========      ========

Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:



                                                  1999                        1998                        1997
                                       -----------------------       -----------------------     ----------------------
                                        Federal          State        Federal        State       Federal         State
                                       ---------      ---------      ---------     ---------     ---------     ---------
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                      $(313,300)     $ (97,800)     $  66,100     $   1,500     $  40,100     $   1,560
Depreciation computed
 differently on tax returns than
 for financial statements                (10,700)        (4,300)       (25,300)        4,600       (10,800)       (2,520)
Deferred compensation plan               (72,400)       (28,900)       (84,400)      (26,300)      (19,700)       (4,640)
Provision for loan loss deduction
 in tax return over/(under) amount
 charged for financial
 statement purposes                            -              -        (48,600)      (10,300)       42,000         8,000
                                       ---------      ---------      ---------     ---------     ---------     ---------
                      Total            $(396,400)     $(131,000)     $ (92,200)    $ (30,500)    $  51,600     $   2,400
                                       =========      =========      =========     =========     =========     =========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES, Continued

As a result of the following items, the total income tax expense/(credit) for 1999, 1998 and 1997, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:


                                                 1999                         1998                          1997
                                       ------------------------      ------------------------     -------------------------
                                                       Percent                      Percent                       Percent
                                                      of Pretax                     of Pretax                     of Pretax
                                        Amount         Income         Amount         Income         Amount         Income
                                       ---------      ---------      ---------      ---------      ---------      ---------
Federal rate                           $  30,102           34.0      $ 255,062           34.0      $ 182,898           34.0
Changes due to State income
   tax, net of Federal tax benefit         8,712            9.8         45,078            6.1         34,914            6.5
Exempt interest                           (1,240)          (1.3)        (2,180)          (0.3)       (51,045)          (9.5)
Other                                        826            0.9          8,840            1.1        (32,967)          (6.1)
                                       ---------      ---------      ---------      ---------      ---------      ---------
                      Total            $  38,400           43.4      $ 306,800           40.9      $ 133,800           24.9
                                       =========      =========      =========      =========      =========      =========


The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.


                                                                   1999           1998
                                                                ---------      ---------
Deferred Tax Assets
      Reserve for loan losses                                   $  40,000      $  40,000
      Real estate owned writedowns                                 12,000         19,000
      Deferred compensation                                       358,000        257,000
      Deferred fees                                               110,000        146,000
      Non-deductible reserves                                     426,000         47,000
      Other Unrealized Loss on Securities                          28,000             --
                                                                ---------      ---------
                                                                  974,000        509,000
                     Less:  Valuation allowance(1)                (475,000)      (475,000)
                                                                ---------      ---------
                                                                  499,000         34,000
Deferred Tax Liabilities
      Reserve for loan losses                                          --        (52,000)
      Unrealized gain on securities                                    --        (28,000)
      Fixed assets                                               (105,000)      (120,000)
                                                                ---------      ---------
                      Net Deferred Tax Assets (Liabilities)     $ 394,000      $(166,000)
                                                                =========      =========



(1) The valuation allowance is management's estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance is largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was not changed during 1999 or 1998.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #8 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1999 and 1998, the Company had commitments to extend credit of approximately $10,165,000 and $7,479,000 and obligations under standby letters of credit of approximately $174,000 and $430,000.

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

On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $860,000. The Bank has filed an appeal. The Bank has accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. However, the Bank and its legal counsel continue to vigorously dispute any liability in this lawsuit and believe that there is a significant probability that there will be a favorable outcome for the pending appeal.

The Company is involved in various other litigation. In the opinion of Management and the Company's legal council, the disposition of all such other litigation pending will not have a material effect on the Company's financial statements.

As discussed in Note #15, Contingent Matters, the Bank has potential contingencies due to the effects, if any, from the forthcoming report of examination to be issued by the Office of the Comptroller of the Currency at the conclusion of their examination currently in progress.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #9 - STOCK OPTION PLAN

At December 31, 1999, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                                1999           1998            1997
                                                                             -----------    -----------     -----------
Net income                                     As reported                   $    50,136    $   443,383     $   404,136
                                               Pro forma                     $    44,105    $   437,325     $   399,704

Earnings per share                             As reported                   $      0.03    $      0.24     $      0.22
                                               Pro forma                     $      0.02    $      0.23     $      0.22

Earnings per share -                           As reported                   $      0.03    $      0.22     $      0.21
   assuming dilution                           Pro forma                     $      0.02    $      0.22     $      0.21



An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 shares (after giving retroactive effect for stock splits). The plan provides that options of the Company's unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33? 1/3% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

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

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan. The new Plan authorizes an additional 200,000 shares of the Bancorp's authorized but unissued common stock to be combined with the 53,316 shares which remain under the 1987 Plan for a total of 253,316 shares. Directors of the Bancorp are eligible to participate under the new Plan. Options vest at a rate of 33 1/3% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



NOTE #9 - STOCK OPTION PLAN, Continued

The fair value of each option granted during 1999, 1998 and 1997, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 6.56%, 4.75%, and 5.75%, dividend yield of 0.0% for all years; volatility of 30%, 28%, and 25%, expected life of 7 years for all years presented.

A summary of the status of the Company's incentive stock option plan as of December 31, 1999, 1998 and 1997, respectively, and changes during the years ending on those dates is presented below:


                                                           1999                                            1998
                                       ---------------------------------------------     ------------------------------------------
                                             Number of Shares                                  Number of Shares
                                       ---------------------------        Weighted-      ---------------------------     Weighted-
                                        Available                          Average       Available                        Average
                                           For                            Exercise           For                          Exercise
                                         Granting       Outstanding         Price         Granting       Outstanding        Price
                                       -----------      -----------      -----------     -----------     -----------     -----------
Outstanding at beginning of year           152,188          174,264      $      5.23         250,188          76,264     $      2.97
Cancelled                                    8,940           (8,940)     $      5.51
Granted                                     (5,000)           5,000      $      5.75         (98,000)         98,000     $      6.90
                                       -----------      -----------      -----------     -----------     -----------     -----------
Outstanding at end of year                 156,128          170,324      $      5.14         152,188         174,264     $      5.23
                                       ===========      ===========      ===========     ===========     ===========     ===========

Options exercisable at year-end                              84,824                                           81,264
Weighted-average fair value of
   Options granted during the year                      $      2.13                                      $      2.05



                                                           1997
                                       ---------------------------------------------
                                              Number of Shares
                                       ---------------------------        Weighted-
                                        Available                          Average
                                           For                            Exercise
                                        Granting        Outstanding         Price
                                       -----------      -----------      -----------
Outstanding at beginning of year            53,316           73,136      $      2.91
Additional options authorized              200,000
Cancelled                                    1,872           (1,872)     $      2.92
Granted                                     (5,000)           5,000      $      3.50
                                       -----------      -----------
Outstanding at end of year                 250,188           76,264      $      2.97
                                       ===========      ===========

Options exercisable at year-end                              76,264
Weighted-average fair value of
   Options granted during the year                      $      1.18

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #9 - STOCK OPTION PLAN, Continued

The following table summarizes information about incentive stock options outstanding at December 31, 1999:


                                                            Options Outstanding and Exercisable
                    ---------------------------------------------------------------------------------------------------------------
                                                           Number                Weighted-Average
                              Range of                   Outstanding                 Remaining                   Weighted-Average
                           Exercise Prices               at 12/31/99             Contractual Life                 Exercise Price
                    ------------------------------   --------------------   ----------------------------    -----------------------
                           $2.92 to $3.50                         74,824                 6                             $2.97
                                $5.13                              5,000                 8                             $5.13
                                $5.75                              5,000                 9                             $5.75


NOTE #10 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 1999, 1998 and 1997:


                                                    1999           1998           1997
                                                 ----------     ----------     ----------
Fees and Other Servicing Income
      Fees and service charges                   $1,531,882     $1,451,626     $1,534,423
      Premium on sale of loans                      184,999        257,437         87,592
                                                 ----------     ----------     ----------
                      Total                      $1,716,881     $1,709,063     $1,622,015
                                                 ==========     ==========     ==========

Other Expenses
      Data processing                            $  668,228     $  663,553     $  683,086
      Marketing expenses                            252,808        287,876        334,662
      Professional expenses                         687,931        629,466        530,457
      Office supplies, postage and telephone        319,614        366,833        346,224
      Insurance and assessment expense              160,149        167,040        191,461
      Loan related expense                           51,759         77,022         65,897
      Administrative expense                        315,354        373,276        106,044
      Other                                         199,729        201,647        213,193
                                                 ----------     ----------     ----------
                      Total                      $2,655,572     $2,766,713     $2,471,024
                                                 ==========     ==========     ==========


NOTE #11 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1999, the combined amount of funds available from these two sources amounted to approximately $2,637,000 or 30%.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #12 - DEFERRED COMPENSATION

The Company has a deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment. The Company may make matching contributions of officers' deferrals up to a maximum of 25% and 50% of senior officers' deferrals to a maximum of 10% of before tax compensation. The Company's contribution, in the aggregate, for all Participants shall not exceed 4% of compensation of all Company employees. Each Participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $76,600 ($43,377 net of income taxes), $70,239 ($57,770 net of income taxes), and $85,911 ($51,546 net of income taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE #13 - DEFINED CONTRIBUTION PLAN

The Company has a qualified defined contribution plan (401(k) Retirement Savings
Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $10,000 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation. The Company's matching contribution will become vested at 20% per year with full vesting after five years. The expense was $16,121 ($9,129 net of income taxes), $15,321 ($12,563 net of income taxes), and $6,732 ($4,040 net of income taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE #14 - INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:


                                             1999                          1998                          1997
                                   -------------------------    --------------------------     -------------------------
                                       Net                          Net                           Net
                                     Income         Shares         Income         Shares         Income         Shares
                                   ----------     ----------     ----------     ----------     ----------     ----------
Net income as reported             $   50,136                    $  443,383                    $  404,136
Shares outstanding at year-end                     1,862,776                     1,862,776                     1,862,776
                                   ----------     ----------     ----------     ----------     ----------     ----------
Used in Basic EPS                      50,136      1,862,776        443,383      1,862,776        404,136      1,862,776
Dilutive effect of outstanding
  stock options                                      125,840                       131,479                        20,210
                                   ----------     ----------     ----------     ----------     ----------     ----------
Used in Diluted EPS                $   50,136      1,988,616     $  443,383      1,994,255     $  404,136      1,882,986
                                   ==========     ==========     ==========     ==========     ==========     ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #15 - REGULATORY MATTERS

General

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

Although, as of the most recent formal notification from the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action; the Bank will be categorized as adequately capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank's actual regulatory capital amounts and ratios (dollar amounts in thousands):



                                                                                               Capital Needed
                                                                         -----------------------------------------------------------
                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                 For Capital                 Prompt Corrective
                                               Actual Regulatory              Adequacy Purposes              Action Provisions
                                           ---------------------------   ----------------------------   ----------------------------
                                              Capital                       Capital                        Capital
                                              Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------- ------------   --------------- ------------   --------------   -----------
As of December 31, 1999
Total capital to risk-weighted assets:         $   9,376         9.9%         $   7,570         8.0%         $   9,462        10.0%
Tier 1 capital to risk-weighted assets:        $   8,737         9.2%         $   3,785         4.0%         $   5,677         6.0%
Tier 1 capital to average assets:              $   8,737         7.5%         $   4,675         4.0%         $   5,843         5.0%

As of December 31, 1998
Total capital to risk-weighted assets:         $   9,373         9.8%         $   7,687         8.0%         $   9,609        10.0%
Tier 1 capital to risk-weighted assets:        $   8,687         9.0%         $   3,843         4.0%         $   5,765         6.0%
Tier 1 capital to average assets:              $   8,687         7.5%         $   4,633         4.0%         $   5,791         5.0%


At December 31, 1999 and 1998, the Company's capital ratios were substantially the same as the Bank.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE # 15 - REGULATORY MATTERS (continued)

CONTINGENT MATTERS

The primary regulator of the Bank, The Office of the Comptroller of the Currency
(OCC), is performing a safety and soundness examination of the Bank and has not, as yet, concluded its work or issued its corresponding report of examination. Accordingly, the OCC may include matters in its forthcoming report of examination that could have an effect on the Bank's policies and procedures to be followed, the classification of some of the credits in the loan portfolio, the level of its allowance for loan and lease losses, and/or its composite rating as a regulated financial institution. The impact of any such matters noted by the OCC could have an effect on the financial performance and condition of the Bank.


NOTE #16 - OTHER REAL ESTATE OWNED

As discussed in Note #1L, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:


                                        1999            1998
                                     ---------       ---------
Balance, Beginning of year           $ 287,354       $ 492,492
Sales                                  (24,640)       (200,738)
Valuation adjustments and other                         (4,400)
                                     ---------       ---------
Balance, End of year                 $ 262,714       $ 287,354
                                     =========       =========




The balances at December 31, 1999 and 1998, are shown net of reserves.


NOTE #17 - RESERVE FOR PROBABLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1999, 1998 and 1997:


                                          1999           1998          1997
                                        --------       --------       -------
Balance, Beginning of year              $ 55,873       $ 51,473       $89,338
Provision charged to other expense                        4,400
Charge-offs and other reductions         (20,660)                     (37,865)
                                        --------       --------       -------
Balance, End of year                    $ 35,213       $ 55,873       $51,473
                                        ========       ========       =======

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1999. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                          December 31, 1999                      December 31, 1998
                                                ----------------------------------      ----------------------------------
                                                   Carrying                               Carrying
                                                    Amount            Fair Value            Amount           Fair Value
                                                --------------      --------------      --------------      --------------
Assets
      Cash and cash equivalents                 $   11,243,489      $   11,243,489      $   12,288,959      $   12,288,959
      Interest-bearing deposits in other
       financial institutions                          495,000             495,000             693,000             693,000
      Investment securities                          9,428,297           9,428,297           6,059,988           6,059,988
      Loans receivable                              84,243,136          84,219,640          85,069,230          84,597,659
      Loans held for sale                              835,323             835,323           2,177,692           2,177,692
      Accrued interest receivable                      573,187             573,187             496,096             496,093

Liabilities
      Non-interest bearing deposits                 34,208,093          34,208,093          32,570,373          32,570,373
      Interest bearing deposits                     70,315,085          70,312,424          72,744,617          72,786,772
      Accrued interest payable                         276,360             276,360             359,268             359,268

                                                    Notional         Cost to Cede         Notional          Cost to Cede
                                                     Amount           or Assume            Amount             or Assume
                                                ==============      ==============      ==============      ==============
Off-Balance Sheet Instruments
      Commitments to extend credit
        and standby letters of credit           $   10,339,000      $      103,390      $    7,909,000      $       79,090


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #18 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

-   Cash and Cash Equivalents

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

-   Interest-bearing Deposits in Other Financial Institutions

    Interest-bearing deposits in other financial institutions mature within ninety days from the date of deposit and, therefore, the carrying amounts approximate those assets' fair values.

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

-   Loans Held for Sale

    Loans held for sale are recorded at the lower of cost or estimated fair value and, therefore, the carrying amount approximates fair value.

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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #19 - TIME DEPOSIT LIABILITIES

At December 31, 1999, the Company had time certificates of deposit with maturity distributions as follows:


Within one year                      $27,832,461
After one but within five years        2,004,559
                                     -----------
                                     $29,837,020
                                     ===========


NOTE #20 - BORROWINGS

The Bank has borrowing lines with four correspondent banks totaling $4.7 million and another line at the Federal Reserve. Loans with a carrying amount of approximately $4,135,000 have been pledged to secure the line at the Federal Reserve.


NOTE #21 - DIRECTOR RETIREMENT PLAN

The Company has a Director Retirement Plan, which will provide retirement benefits to one or more Directors of the Bank. During 1999 and 1998 approximately $154,000 (approximately $87,000 net of income taxes) and $180,000 (approximately $106,000 net of income taxes), respectively, were expensed for this plan. The benefits to be paid are based upon the individual director's years of service to the Bank and decision to forego director fees for the respective years of participation.


NOTE #22 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for senior officers of the Bank. Benefits under this plan are fully vested upon participation. During 1999 and 1998 approximately $104,000 (approximately $59,000 net of income taxes) and $73,000 (approximately $43,000 net of income taxes), respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years commencing at age 60.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #24 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)



                                                  BALANCE SHEETS

                                                                         1999            1998            1997
                                                                      ----------      ----------      ----------
ASSETS
      Cash in Vineyard National Bank                                  $    7,811      $    7,661      $    7,496
      Prepaid expenses                                                       269             489             543
      Investment in subsidiary                                         8,698,041       8,721,116       8,259,625
                                                                      ----------      ----------      ----------

                      Total Assets                                    $8,706,121      $8,729,266      $8,267,664
                                                                      ==========      ==========      ==========

LIABILITIES
      Due to shareholders in lieu of
       fractional shares on stock splits                                     886           1,107           1,161
                                                                      ----------      ----------      ----------

STOCKHOLDERS' EQUITY
      Common stock                                                     2,106,258       2,106,258       2,106,258
      Additional paid-in capital                                       3,306,684       3,306,684       3,306,684
      Retained earnings                                                3,292,293       3,315,217       2,853,561
                                                                      ----------      ----------      ----------

                      Total Stockholders' Equity                       8,705,235       8,728,159       8,266,503
                                                                      ----------      ----------      ----------

                      Total Liabilities and Stockholders' Equity      $8,706,121      $8,729,266      $8,267,664
                                                                      ==========      ==========      ==========


                                                 STATEMENTS OF INCOME

INCOME
      Equity in income of subsidiary                                  $   49,986      $  443,218      $  403,975
      Interest                                                               950             965             961
                                                                      ----------      ----------      ----------
                                                                          50,936         444,183         404,936
                                                                      ----------      ----------      ----------

INCOME TAXES                                                                 800             800             800
                                                                      ----------      ----------      ----------

                      Net Income                                      $   50,136      $  443,383      $  404,136
                                                                      ==========      ==========      ==========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #23 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY), Continued



                                                           1999            1998            1997
                                                         --------       ---------       ---------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                  $    950       $     965       $     961
      Income taxes paid                                      (800)           (800)           (800)
                                                         --------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities                150             165             161
                                                         --------       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     150             165             161

CASH, Beginning of year                                     7,661           7,496           7,335
                                                         --------       ---------       ---------

CASH, End of year                                        $  7,811       $   7,661       $   7,496
                                                         ========       =========       =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
      Net Income                                           50,136         443,383         404,136
      Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating Activities
          Decrease in other assets                            220              54              27
          Undistributed earnings of subsidiary            (49,986)       (443,218)       (403,975)
          Decrease in other liabilities                      (220)            (54)            (27)
                                                         --------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities           $    150       $     165       $     161
                                                         ========       =========       =========

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2000, for the Company's 1999 annual shareholders' meeting.


ITEM 11.  EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2000, for the Company's 1999 annual shareholders' meeting.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2000, for the Company's 1999 annual shareholders' meeting.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2000, for the Company's 1999 annual shareholders' meeting.

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

            C) Joinder Agreement for Employee to Participate in Vineyard National Bancorp 1987 Incentive Stock Option Plan. Exhibit 10.3

            D)  Vineyard National Bank Deferred Compensation Plan. Exhibit 10.4

            E)  Employment Agreement between Vineyard National Bank and Steven
                R. Sensenbach. Exhibit 10.5

            F) 1988 Extension Agreement for Employment Agreement between Vineyard National Bank and Steven R. Sensenbach. Exhibit 10.6

        b)  Reports on Form 8-K:

            None.

        c)  Exhibits:

            See Index to Exhibits on Page 72 of this Form 10-K.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 30th day of March 2000.


                                             VINEYARD NATIONAL BANCORP
                                            (Registrant)



                                             By   /s/ STEVEN R. SENSENBACH
                                                 -------------------------------
                                                   Steven R. Sensenbach,
                                                   President and Chief Executive
                                                   Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.



                                             President, Chief Executive Officer
/s/ STEVEN R. SENSENBACH                     (Principal Executive Officer) and Director
----------------------------------------

                                             Executive Vice President, Chief Financial
/s/ SOULE SENSENBACH                         Officer, (Principal Financial and
----------------------------------------     Accounting Officer)



/s/ FRANK S. ALVAREZ                         Chairman of the Board of Directors
----------------------------------------


/s/ LESTER STROH, M.D                        Director
----------------------------------------


/s/ ROLAND O. NORIEGA                        Director
----------------------------------------


/s/ JOEL H. RAVITZ                           Director
----------------------------------------


/s/ JODIE SMITH                              Director
----------------------------------------


/s/ A. ARTHUR BRAEGER                        Director
----------------------------------------

                                INDEX TO EXHIBITS



  Exhibit                    Description                                   Sequentially
  Number                                                                   Numbered Page
  ------- --------------------------------------------------------------  ---------------
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

     3.3  Plan of Reorganization and Agreement of Merger                     (R-1)

     4.0  Specimen Common Stock Certificate of Registrant                    (R-1)

    10.1  Incentive Stock Option Plan for Vineyard National Bank 1981        (R-1)

    10.2  Incentive Stock Option Plan for Vineyard National Bank 1987        (R-1)

    10.3  Joinder Agreement for Employee to Participate in Vineyard          (R-1)
          National Bancorp 1987 Incentive Stock Option Plan

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