Form 10-K405/A
period 1999-12-31
VINEYARD NATIONAL BANCORP
filed 2000-04-13
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                  FORM 10-K/A

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


This Report includes a
total of 72 pages.
Exhibit Index appears
on page 72.

                              Form 10-K Amendment

Subsequent to the issuance of Form 10-K for the fiscal year ended December 31, 1999, the Bank determined that the allowance for loan and lease losses should be increased by $125,000. As a result, the attached Items 1, 6, 7 & 8, have been amended to reflect this change.

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

       VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

       As of December 31, 1999, the Company had total consolidated assets of approximately $116 million, total consolidated net loans of approximately $85 million, total consolidated deposits of approximately $105 million and total stockholders' equity of approximately $8.6 million.

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

LOAN PORTFOLIO

       The following table sets forth the amount of loans outstanding for each of the past two years.


                  (Dollars in Thousands)            December 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
Types of Loans
      Domestic
      Commercial, financial and agricultural     $ 14,671     $ 15,135
      Real estate construction                      6,602        3,825
      Real estate mortgage                         45,370       43,201
      Installment loans to individuals             18,852       24,835
      Loans held for sale                             835        2,178
      Lease financing                                   -            -
      All other loans (including overdrafts)          170           92
                                                 --------     --------
                                                   86,500       89,266
      Less:
          Unearned income                            (783)      (1,333)
          Allowance for loan and lease losses        (764)        (686)
                                                 --------     --------
                      Total                      $ 84,953     $ 87,247
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

RISK ELEMENTS


(Dollars in Thousands)                        Three       Over Three      Over One
                                              Months       Through         Through        Over       Non-interest
                                              or Less      12 Months      Five Years    Five Years      Bearing        Total
                                            ----------     ----------     ----------    ----------   ------------    ----------
Assets
      Interest-bearing deposits
        in other financial institutions     $      495                                                               $      495
      Federal funds Sold                         3,390                                                                    3,390
      Investment securities                                $    4,956     $    4,467                  $        5          9,428
      Net loans and leases                      35,789          6,022         23,289    $   20,905        (1,052)        84,953
      Noninterest-bearing assets                                                                          17,962         17,962
                                            ----------     ----------     ----------    ----------    ----------     ----------
             Total Assets                   $   39,674     $   10,978     $   27,756    $   20,905    $   16,915     $  116,228
                                            ==========     ==========     ==========    ==========    ==========     ==========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                                        34,208         34,208
      Interest-bearing deposits                 54,314         13,996          2,005                                     70,315
      Other liabilities                                                                                    3,075          3,075
Stockholders' Equity                                                                                       8,630          8,630
                                            ----------     ----------     ----------    ----------    ----------     ----------
             Total Liabilities and
             Stockholders' Equity           $   54,314     $   13,996     $    2,005    $        0    $   45,913     $  116,228
                                            ==========     ==========     ==========    ==========    ==========     ==========

Interest Rate Sensitivity Gap               $  (14,640)    $   (3,018)    $   25,751    $   20,905    $  (28,998)    $        0
                                            ==========     ==========     ==========    ==========    ==========     ==========
Cumulative Interest Rate Sensitivity Gap    $  (14,640)    $  (17,658)    $    8,093    $   28,998    $        0     $        0
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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

       The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.


(Dollars in Thousands)                                                             December 31,
                                                                                -------------------
                                                                                 1999        1998
                                                                                -------     -------
Loans and Leases Outstanding, Year-end(1)                                       $85,078     $87,933
                                                                                =======     =======
Average Amount of Loans and Leases Outstanding(1)                               $84,791     $86,795
                                                                                =======     =======

Loans and Lease Loss Reserve Balance, Beginning of year                         $   686     $   695
                                                                                -------     -------
Allowance on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                                 94          40
              Real estate - construction
              Real estate - mortgage
              Consumer loans                                                        103         213
              Lease financing
                                                                                -------     -------
                                                                                    197         253
      Foreign
                                                                                -------     -------
                                                                                    197         253
                                                                                -------     -------
      Recoveries
          Domestic
              Commercial, financial and agricultural                                 27           8
              Real estate - construction
              Real estate - mortgage                                                             41
              Consumer loans                                                         82          52
              Lease financing
                                                                                -------     -------
                                                                                    109         101
      Foreign
                                                                                -------     -------
                      Net Charge-offs/(recoveries)                                   88         152
                                                                                -------     -------
      Additions/(Reductions) charged to operations                                  166         143
                                                                                -------     -------
Allowance for Loan and Lease Loss, End of year                                  $   764     $   686
                                                                                =======     =======
Ratio of Net Charge-offs/(Recoveries) During the Year
 to Average Loans and Leases Outstanding During the Year                           0.10%       0.18%
                                                                                =======     =======
Ratio of Allowance for Loan and Lease Losses to Loans and Leases at Year-end       0.89%       0.78%
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


(Dollars in Thousands)                                           Year Ended December 31,
                                                --------------------------------------------------------
                                                          1999                           1998
                                                --------------------------    --------------------------
                                                               Percent of                    Percent of
                                                                Loans in                      Loans in
                                                Allowance         Each         Allowance        Each
                                                 for Loan      Category to     for Loan      Category to
                                                  Losses       Total Loans      Losses       Total Loans
                                                -----------    -----------    -----------    -----------
Domestic
      Commercial, financial and agricultural    $        78           17.0    $        56           17.0
      Real estate                                                     61.2                          55.1
      Installment loans to individuals                   10           21.8             61           27.9
      Lease financing
Foreign
Unallocated allowance                                   676                           569
                                                -----------    -----------    -----------    -----------
                      Total                     $       764          100.0    $       686          100.0
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


                           1999        1998
                          -------     -------

Return on assets           -0.02%       0.39%
Return on equity           -0.28%       5.22%
Dividend payout ratio
Equity to asset ratio       7.65%       7.46%

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


(Dollars in Thousands)                                       December 31, 1999
                                                 ------------------------------------------
                                                           Actual                Minimum
                                                 --------------------------      Capital
                                                    Amount        Ratio         Requirement
                                                 -----------    -----------     -----------
Leverage ratio                                   $     8,662           7.46%            4.0%
Tier 1 risk-based ratio                                8,662           9.18%            4.0%
Total risk-based ratio                                 9,426           9.98%            8.0%



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


                                                                              Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                     1999              1998             1997             1996              1995
                                                -------------     -------------    -------------    -------------     -------------
Interest Income                                 $   8,994,503     $   9,178,049    $   9,213,228    $   9,011,147     $   8,568,863
Interest Expense                                    2,204,034         2,551,992        2,942,507        2,860,834         2,399,588
Net Interest Income                                 6,790,469         6,626,057        6,270,721        6,150,313         6,169,275
(Provision)/Credit  for Loan and Lease Losses        (166,000)         (142,982)        (143,782)        (416,900)          429,000
Other Income                                        1,903,441         1,915,801        1,741,588        1,837,933         3,961,580
Other Expenses                                     (8,564,374)       (7,648,693)      (7,330,591)      (7,437,768)       (9,141,796)
                                                -------------     -------------    -------------    -------------     -------------
Income/(Loss) Before Taxes                            (36,464)          750,183          537,936          133,578         1,418,059
Income Taxes                                           11,600          (306,800)        (133,800)         (28,000)         (584,254)
                                                -------------     -------------    -------------    -------------     -------------
Net Income/(Loss)                               $     (24,864)    $     443,383    $     404,136    $     105,578     $     833,805
                                                =============     =============    =============    =============     =============
Earnings/(Loss) Per Share of Common Stock(1)
   Basic                                        $       (0.01)    $        0.24    $        0.22    $        0.06     $        0.45
   Diluted                                      $       (0.01)    $        0.22    $        0.21    $        0.06     $        0.44
Weighted Average Number of Shares(1)
   Basic                                            1,862,776         1,862,776        1,862,776        1,862,776         1,862,776
   Diluted                                          1,988,616         1,994,255        1,882,986        1,874,852         1,875,104
Stock Splits                                                -                 -                -                            6 for 5

Balance Sheet Data
      Assets                                    $ 116,228,156     $ 115,863,031    $ 111,510,812    $ 119,523,686     $ 107,559,133
                                                =============     =============    =============    =============     =============
      Deposits                                  $ 104,523,178     $ 105,314,990    $ 101,741,356    $ 106,602,789     $  98,414,447
                                                =============     =============    =============    =============     =============
      Loans and Leases/(Net)                    $  84,953,459     $  87,246,922    $  88,419,559    $  96,737,786     $  77,287,938
                                                =============     =============    =============    =============     =============
      Stockholders' Equity                      $   8,630,235     $   8,728,159    $   8,266,503    $   7,851,412     $   7,752,714
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

       For the year ended December 31, 1999, Vineyard National Bancorp on a consolidated basis reported Net Loss of $25,000 compared to Net Income of $443,000 and $404,000 in the comparable 1998 and 1997 periods. Basic Loss Per Share was $(0.01) in 1999 compared to Earnings Per Share of $0.24 in 1998 and $0.22 in 1997. Dilute Loss Per Share was $(0.01) compared to Earnings Per Share of $0.22 in 1998 and $0.21 in 1997. Consolidated total assets at December 31, 1999 were $116,228,000 compared to $115,863,000 at December 31, 1998, an increase of less than 1%. Total deposits decreased from $105,315,000 as of December 31, 1998 to $104,523,000 at year-end 1999. Stockholders' equity was $8,630,000 at December 31, 1999, down from its $8,728,000 level a year earlier, owing primarily to the net loss of $25,000 plus the unrealized loss on securities available-for-sale of $39,000 which decreased $73,000 from the year before. The major factor for this decrease was the litigation expense of $920,000 in 1999 compared to $79,000 in 1998. On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial in damages if the borrower did not agree to a reduction to $860,000. The Bank has filed an appeal. The Bank has accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. However, the Bank and its legal counsel continue to vigorously dispute any liability in this lawsuit and believe that there is a significant probability that there will be a favorable outcome for the pending appeal. In 1998, a settlement of a lawsuit of approximately $79,000 was posted.

       The allowance for loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $197,000 charged against it during 1999. Recoveries of loans previously charged-off amounted to $109,000, which were credited back to the reserve. A provision for loan and lease losses of $166,000 was recorded in 1999 compared to a provision of $143,000 in 1998 and $144,000 in 1997.

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

       A provision for loan and lease losses of $166,000 was recorded in 1999. This is compared to a provision of $143,000 in 1998 and $144,000 in 1997. The provision for loan and lease losses recorded in 1999, 1998 and 1997 is a result of management's assessment of the potential losses inherent in the loan portfolio. The need for additional provision for loan and lease losses in 2000 will be contingent upon management's on-going analysis of the adequacy of the allowance for loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

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


FINANCIAL CONDITION

ASSETS

       Total consolidated assets increased $365,000 or .3% to $116,228,000 as of December 31, 1999 from $115,863,000 as of December 31, 1998.

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

       The allowance for loan and lease losses at December 31, 1999, was $764,000 or .89%, of total loans and leases, as compared to $686,000 or .78%, of total credits at December 31, 1998. Additions to the allowance are effected through the provision for loan and lease losses which is an operating expense of the Company.

       The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(Dollars in Thousands)                                  1999           1998
                                                      --------       --------
Allowance For Loan Losses
      Balance, Beginning of period                    $    686       $    695
                                                      --------       --------
      Charge-offs
          Commercial, financial and agricultural            94             40
          Real estate construction
          Real estate mortgage
          Consumer loans                                   103            213
          Lease financing
                                                      --------       --------
                      Total Charge-offs                    197            253
                                                      --------       --------
      Recoveries
          Commercial, financial and agricultural            27              8
          Real estate construction
          Real estate mortgage                                             41
          Consumer loans                                    82             52
          Lease financing
                                                      --------       --------
                      Total Recoveries                     109            101
                                                      --------       --------
Net Charge-offs/(Recoveries)                                88            152
Provision/(Credit) Charged to Operations                   166            143
                                                      --------       --------
Balance, End of period                                $    764       $    686
                                                      ========       ========
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                              0.10%          0.18%
                                                      ========       ========
Allowance For Loan Losses to Total Loans                  0.89%          0.78%
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

       Although as of the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well adequately capitalized under the regulatory framework for prompt corrective action; the Bank will be categorized as adequately capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):


                                                                                                  Capital Needed
                                                                               ---------------------------------------------------
                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                          Actual                 Adequacy Purposes                Provisions
                                                  ----------------------       ----------------------       ----------------------
                                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                  --------      --------       --------      --------       --------      --------
As of December 31, 1999
      Total capital to risk-weighted assets       $  9,426          9.98%      $  7,570           8.0%      $  9,462          10.0%
      Tier 1 capital to risk-weighted assets         8,662          9.18%         3,785           4.0%         5,677           6.0%
      Tier 1 capital to average assets               8,662          7.46%         4,675           4.0%         5,843           5.0%

As of December 31, 1998
      Total capital to risk-weighted assets       $  9,373          9.75%      $  7,687           8.0%      $  9,609          10.0%
      Tier 1 capital to risk-weighted assets         8,687          9.04%         3,843           4.0%         5,765           6.0%
      Tier 1 capital to average assets               8,687          7.50%         4,633           4.0%         5,791           5.0%


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.


                                                                         Page Reference

Independent Auditors' Report                                                         39

Consolidated Balance Sheets
December 31, 1999 and 1998                                                           40

Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997                                 41

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997                                 42

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997                                 43

Notes to Consolidated Financial Statements                                           45

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



/s/ VAVRINEK, TRINE, DAY & CO., LLP
Rancho Cucamonga, California
March 21, 2000
  (except for Notes #4 and #23
   to which the date is
   April 6, 2000)

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                 ASSETS
                                                                                  1999                1998
                                                                             -------------       -------------
Cash and due from banks (Note #1F)                                           $   7,853,489       $   6,473,959
Federal funds sold                                                               3,390,000           5,815,000
                                                                             -------------       -------------
                      Total Cash and Cash Equivalents                           11,243,489          12,288,959
                                                                             -------------       -------------
Interest-bearing deposits in other financial institutions                          495,000             693,000
Investment securities (Notes #1G and #2)
      Available-for-sale                                                         9,428,297           6,059,988
Loans, net of unearned income (Notes #1H and #3)                                84,881,774          85,755,246
Loans held for sale (Notes #1I and #3)                                             835,323           2,177,692
                                                                             -------------       -------------
                                                                                85,717,097          87,932,938
            Less:  Allowance for loan losses (Notes 1J and #4)                    (763,638)           (686,016)
                                                                             -------------       -------------
                                                                                84,953,459          87,246,922
Bank premises and equipment (Notes #1K and #6)                                   6,051,588           6,436,612
Accrued interest                                                                   573,187             496,093
Cash surrender value of life insurance                                           2,262,934           1,801,984
Other real estate owned (Notes #1L, #16 and #17)                                   262,714             287,354
Federal Reserve Bank and other stock at cost                                       177,200             177,200
Other assets                                                                       780,288             374,919
                                                                             -------------       -------------
                      Total Assets                                           $ 116,228,156       $ 115,863,031
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

Commitments and Contingencies (Note #8)

Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares, no par
            value, issued and outstanding 1,862,776 shares in
            1999 and 1998                                                        2,106,258           2,106,258
      Additional paid-in capital                                                 3,306,684           3,306,684
      Retained earnings                                                          3,256,118           3,280,982
      Accumulated other comprehensive income                                       (38,825)             34,235
                                                                             -------------       -------------
                      Total Stockholders' Equity                                 8,630,235           8,728,159
                                                                             -------------       -------------
                      Total Liabilities and Stockholders' Equity             $ 116,228,156       $ 115,863,031
                                                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                             1999              1998              1997
                                                                          -----------       -----------       -----------
INTEREST INCOME
      Interest and fees on loans (Note #1H)                               $ 8,136,750       $ 8,531,979       $ 8,631,123
      Interest on Investment Securities (Note #1G)
        Obligations of U.S. Treasury and Agencies                             502,636           315,532           364,779
        Other securities                                                        9,533             9,948             9,833
      Interest on deposits                                                     44,739            20,268            17,398
      Interest on Federal funds sold                                          300,845           299,538           185,151
      Direct lease financing income                                                                 784             4,944
                                                                          -----------       -----------       -----------
                      Total Interest Income                                 8,994,503         9,178,049         9,213,228
                                                                          -----------       -----------       -----------

INTEREST EXPENSE
      Interest on savings deposits                                            192,135           206,686           216,723
      Interest on NOW and money market deposits                               468,995           448,803           468,881
      Interest on time deposits in denominations of $100,000 or more          370,207           323,822           481,436
      Interest on other time deposits                                       1,172,368         1,572,361         1,768,438
      Interest on Federal funds purchased and other interest                      329               320             7,029
                                                                          -----------       -----------       -----------
                      Total Interest Expense                                2,204,034         2,551,992         2,942,507
                                                                          -----------       -----------       -----------
                      Net Interest Income                                   6,790,469         6,626,057         6,270,721

PROVISION FOR LOAN AND LEASE LOSSES - (Notes #1J and #4)                     (166,000)         (142,982)         (143,782)
                                                                          -----------       -----------       -----------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                           6,624,469         6,483,075         6,126,939
                                                                          -----------       -----------       -----------

OTHER INCOME
      Fees and service charges, gain on sale of loans
        and loan servicing income (Note #10)                                1,716,881         1,709,063         1,622,015
      Net gain (loss) on sale of other real estate owned                        6,462           (31,556)           (7,166)
      Net (loss) gain on sale of investment securities                           (108)           49,072             2,450
      Other income                                                            180,206           189,222           124,289
                                                                          -----------       -----------       -----------
                      Total Other Income                                    1,903,441         1,915,801         1,741,588
                                                                          -----------       -----------       -----------

OTHER EXPENSES
      Salaries and employee benefits                                        3,766,182         3,505,857         3,671,701
      Occupancy expense of premises                                           616,437           623,994           634,410
      Furniture and equipment expense                                         606,183           672,893           553,456
      Litigation expense (Note #8)                                            920,000            79,236
      Other expenses (Note #10)                                             2,655,572         2,766,713         2,471,024
                                                                          -----------       -----------       -----------
                      Total Other Expenses                                  8,564,374         7,648,693         7,330,591
                                                                          -----------       -----------       -----------
Income (Loss) Before Income Taxes                                             (36,464)          750,183           537,936
Income Taxes (Notes #1M and #7)                                               (11,600)          306,800           133,800
                                                                          -----------       -----------       -----------
Net Income (Loss)                                                         $   (24,864)      $   443,383       $   404,136
                                                                          ===========       ===========       ===========

Earnings (Loss) Per Share (Notes #1N and #14)
       Basic                                                              $     (0.01)      $      0.24       $      0.22
                                                                          ===========       ===========       ===========
       Diluted                                                            $     (0.01)      $      0.22       $      0.21
                                                                          ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               Common Stock
                                                     ---------------------------------      Additional
                                                       Number of                              Paid-in         Comprehensive
                                                         Shares             Amount            Capital         Income/(Loss)
                                                     --------------     --------------     --------------     --------------
BALANCE, December 31, 1996                                1,862,766     $    2,106,258     $    3,306,684
      Comprehensive income
           Net Income                                                                                         $      404,136
           Unrealized security holding gains
             (net of $8,544 tax)                                                                                      12,792
           less reclassification adjustments for
             gains (net of $613 tax)                                                                                  (1,837)
                                                                                                              --------------
      Total Comprehensive income                                                                              $      415,091
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1997                                1,862,766          2,106,258          3,306,684
      Comprehensive income
           Net Income                                                                                         $      443,383
           Unrealized security holding gains
               (net of $33,840 tax)                                                                                   46,735
           less reclassification adjustments for
               gains (net of $20,610 tax)                                                                            (28,462)
                                                                                                              --------------
      Total Comprehensive income                                                                              $      461,656
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1998                                1,862,766          2,106,258          3,306,684
      Comprehensive loss
           Net loss                                                                                           $      (24,864)
           Unrealized security holding losses
               (net of $52,887 tax)                                                                                  (73,123)
           less reclassification adjustments for
               losses (net of $45 tax)                                                                                    63
                                                                                                              --------------
      Total Comprehensive loss                                                                                $      (97,924)
                                                     --------------     --------------     --------------     ==============
BALANCE, December 31, 1999                                1,862,766     $    2,106,258     $    3,306,684
                                                     ==============     ==============     ==============



                                                                        Accumulated
                                                                            Other
                                                        Retained        Comprehensive
                                                        Earnings            Income              Total
                                                     --------------     --------------      --------------
BALANCE, December 31, 1996                           $    2,433,463     $        5,007      $    7,851,412
      Comprehensive income
           Net Income                                       404,136                                404,136
           Unrealized security holding gains
             (net of $8,544 tax)                                                12,792              12,792
           less reclassification adjustments for
             gains (net of $613 tax)                                            (1,837)             (1,837)
      Total Comprehensive income
                                                     --------------     --------------      --------------
BALANCE, December 31, 1997                                2,837,599             15,962           8,266,503
      Comprehensive income
           Net Income                                       443,383                                443,383
           Unrealized security holding gains
               (net of $33,840 tax)                                             46,735              46,735
           less reclassification adjustments for
               gains (net of $20,610 tax)                                      (28,462)            (28,462)
      Total Comprehensive loss
                                                     --------------     --------------      --------------
BALANCE, December 31, 1998                                3,280,982             34,235           8,728,159
      Comprehensive loss
           Net loss                                         (24,864)                               (24,864)
           Unrealized security holding losses
               (net of $52,887 tax)                                            (73,123)            (73,123)
           less reclassification adjustments for
               losses (net of $45 tax)                                              63                  63
      Total Comprehensive loss
                                                     --------------     --------------      --------------
BALANCE, December 31, 1999                           $    3,256,118     $      (38,825)     $    8,630,235
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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                    1999             1998             1997
                                                                -----------      -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY/(USED IN) OPERATING ACTIVITIES
      Net Income (Loss)                                         $   (24,864)     $   443,383      $   404,136
                                                                -----------      -----------      -----------
      Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                             581,142          650,375          538,527
          Investment securities accretion/amortization              (34,818)         (38,724)         (38,017)
          Provision for loan and lease losses                       166,000          142,982          143,782
          Provision for OREO losses                                                    4,400
          (Gain)/loss on sale of equipment                             (734)           5,334           (9,309)
          (Decrease)/Increase in taxes payable                     (104,129)         120,565          123,000
          Increase in other assets                                 (866,317)        (820,311)         (98,324)
          Decrease/(Increase) in loans held for sale              1,342,369       (1,752,742)        (424,950)
          Decrease in unearned loan fees                           (550,278)      (1,394,090)      (1,660,765)
          Increase in interest receivable                           (77,094)         (51,060)         (41,907)
          Decrease in interest payable                              (82,908)         (53,028)        (253,006)
          Increase in accrued expense and other liabilities       1,494,738          236,160          314,827
          Loss/(Gain) on sale of investment securities                  108          (49,072)          (2,450)
          (Gain)/Loss on sale of OREO                                (6,462)          31,556            7,166
                                                                -----------      -----------      -----------
                      Total Adjustments                           1,861,617       (2,967,655)      (1,401,426)
                                                                -----------      -----------      -----------
                      NET CASH PROVIDED BY/(USED IN)
                       OPERATING ACTIVITIES                     $ 1,836,753      $(2,524,272)     $  (997,290)
                                                                ===========      ===========      ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance
        for investment securities                               $   (73,060)     $    18,273      $    10,955
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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997




NOTE #4 - ALLOWANCE FOR PROBABLE LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:


                                                       1999           1998           1997
                                                    ---------      ---------      ---------
Balance, Beginning of year                          $ 686,016      $ 694,880      $ 727,667
Recoveries on loans previously charged off            108,877        101,283        180,559
Loans charged off                                    (197,255)      (253,129)      (357,128)
Provision/(credit) charged to operating expense       166,000        142,982        143,782
                                                    ---------      ---------      ---------
Balance, End of year                                $ 763,638      $ 686,016      $ 694,880
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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES



                                                          Year Ending December 31,
                                                    --------------------------------------
                                                       1999           1998          1997
                                                    ---------      ---------      --------
Tax provision (credit) applicable to
  income/(loss) before income taxes                 $ (11,600)     $ 306,800      $133,800
                                                    =========      =========      ========

Federal Income Tax
      Current                                         421,600        330,700        29,300
      Deferred (credit)                              (433,200)       (92,200)       51,600
                                                    ---------      ---------      --------
                      Total Federal Income Tax        (11,600)       238,500        80,900
                                                    ---------      ---------      --------

State Franchise Tax
      Current                                         144,200         98,800        50,500
      Deferred (credit)                              (144,200)       (30,500)        2,400
                                                    ---------      ---------      --------
                      Total State Franchise Tax             0         68,300        52,900
                                                    ---------      ---------      --------
                      Total Income Taxes            $ (11,600)     $ 306,800      $133,800
                                                    =========      =========      ========

Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:



                                                  1999                        1998                        1997
                                       -----------------------       -----------------------     ----------------------
                                        Federal          State        Federal        State       Federal         State
                                       ---------      ---------      ---------     ---------     ---------     ---------
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                      $(313,300)     $ (97,800)     $  66,100     $   1,500     $  40,100     $   1,560
Depreciation computed
 differently on tax returns than
 for financial statements                (10,700)        (4,300)       (25,300)        4,600       (10,800)       (2,520)
Deferred compensation plan               (72,400)       (28,900)       (84,400)      (26,300)      (19,700)       (4,640)
Provision for loan loss deduction
 in tax return over/(under) amount
 charged for financial
 statement purposes                      (36,800)       (13,200)       (48,600)      (10,300)       42,000         8,000
                                       ---------      ---------      ---------     ---------     ---------     ---------
                      Total            $(433,200)     $(144,200)     $ (92,200)    $ (30,500)    $  51,600     $   2,400
                                       =========      =========      =========     =========     =========     =========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - INCOME TAXES, Continued

As a result of the following items, the total income tax expense/(credit) for 1999, 1998 and 1997, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:


                                                 1999                         1998                          1997
                                       ------------------------      ------------------------     -------------------------
                                                       Percent                      Percent                       Percent
                                                      of Pretax                     of Pretax                     of Pretax
                                        Amount         Income         Amount         Income         Amount         Income
                                       ---------      ---------      ---------      ---------      ---------      ---------
Federal rate                           $ (12,398)         (34.0)     $ 255,062           34.0      $ 182,898           34.0
Changes due to State income
   tax, net of Federal tax benefit        (2,609)          (7.1)        45,078            6.1         34,914            6.5
Exempt interest                                -                        (2,180)          (0.3)       (51,045)          (9.5)
Other                                      3,407            9.3          8,840            1.1        (32,967)          (6.1)
                                       ---------      ---------      ---------      ---------      ---------      ---------
                      Total            $ (11,600)         (31.8)     $ 306,800           40.9      $ 133,800           24.9
                                       =========      =========      =========      =========      =========      =========


The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.


                                                                   1999           1998
                                                                ---------      ---------
Deferred Tax Assets
      Reserve for loan losses                                   $  90,000      $  40,000
      Real estate owned writedowns                                 12,000         19,000
      Deferred compensation                                       358,000        257,000
      Deferred fees                                               110,000        146,000
      Non-deductible reserves                                     426,000         47,000
      Other Unrealized Loss on Securities                          28,000             --
                                                                ---------      ---------
                                                                1,024,000        509,000
                     Less:  Valuation allowance(1)               (475,000)      (475,000)
                                                                ---------      ---------
                                                                  549,000         34,000
Deferred Tax Liabilities
      Reserve for loan losses                                          --        (52,000)
      Unrealized gain on securities                                    --        (28,000)
      Fixed assets                                               (105,000)      (120,000)
                                                                ---------      ---------
                      Net Deferred Tax Assets (Liabilities)     $ 444,000      $(166,000)
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


                                                                                1999           1998            1997
                                                                             -----------    -----------     -----------
Net income/(loss)                              As reported                   $   (24,864)   $   443,383     $   404,136
                                               Pro forma                     $   (30,895)   $   437,325     $   399,704

Earnings (loss) per share                      As reported                   $     (0.01)   $      0.24     $      0.22
                                               Pro forma                     $     (0.02)   $      0.23     $      0.22

Earnings (loss) per share -                    As reported                   $     (0.01)   $      0.22     $      0.21
   assuming dilution                           Pro forma                     $     (0.02)   $      0.22     $      0.21



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

A summary of the status of the Company's incentive stock option plan as of December 31, 1999, 1998 and 1997, respectively, and changes during the years ending on those dates is presented below:


                                                           1999                                            1998
                                       ---------------------------------------------     ------------------------------------------
                                             Number of Shares                                  Number of Shares
                                       ---------------------------        Weighted-      ---------------------------     Weighted-
                                        Available                          Average       Available                        Average
                                           For                            Exercise           For                          Exercise
                                         Granting       Outstanding         Price         Granting       Outstanding        Price
                                       -----------      -----------      -----------     -----------     -----------     -----------
Outstanding at beginning of year           152,188          174,264      $      5.23         250,188          76,264     $      2.97
Cancelled                                    8,940           (8,940)     $      5.51
Granted                                    (45,000)          45,000      $      5.75         (98,000)         98,000     $      6.90
                                       -----------      -----------      -----------     -----------     -----------     -----------
Outstanding at end of year                 116,128          210,324      $      5.25         152,188         174,264     $      5.23
                                       ===========      ===========      ===========     ===========     ===========     ===========

Options exercisable at year-end                              84,824                                           81,264
Weighted-average fair value of
   Options granted during the year                      $      2.13                                      $      2.05



                                                           1997
                                       ---------------------------------------------
                                              Number of Shares
                                       ---------------------------        Weighted-
                                        Available                          Average
                                           For                            Exercise
                                        Granting        Outstanding         Price
                                       -----------      -----------      -----------
Outstanding at beginning of year            53,316           73,136      $      2.91
Additional options authorized              200,000
Cancelled                                    1,872           (1,872)     $      2.92
Granted                                     (5,000)           5,000      $      3.50
                                       -----------      -----------
Outstanding at end of year                 250,188           76,264      $      2.97
                                       ===========      ===========

Options exercisable at year-end                              76,264
Weighted-average fair value of
   Options granted during the year                      $      1.18

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #9 - STOCK OPTION PLAN, Continued

The following table summarizes information about incentive stock options outstanding at December 31, 1999:


                                                            Options Outstanding and Exercisable
                    ---------------------------------------------------------------------------------------------------------------
                                                           Number                Weighted-Average
                              Range of                   Outstanding                 Remaining                   Weighted-Average
                           Exercise Prices               at 12/31/99             Contractual Life                 Exercise Price
                    ------------------------------   --------------------   ----------------------------    -----------------------
                           $2.92 to $3.50                         74,824                 6                             $2.97
                                $5.13                              5,000                 8                             $5.13
                                $5.75                             45,000                 9                             $5.75


NOTE #10 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 1999, 1998 and 1997:


                                                    1999           1998           1997
                                                 ----------     ----------     ----------
Fees and Other Servicing Income
      Fees and service charges                   $1,531,882     $1,451,626     $1,534,423
      Premium on sale of loans                      184,999        257,437         87,592
                                                 ----------     ----------     ----------
                      Total                      $1,716,881     $1,709,063     $1,622,015
                                                 ==========     ==========     ==========

Other Expenses
      Data processing                            $  668,228     $  663,553     $  683,086
      Marketing expenses                            252,808        287,876        334,662
      Professional expenses                         687,931        629,466        530,457
      Office supplies, postage and telephone        319,614        366,833        346,224
      Insurance and assessment expense              160,149        167,040        191,461
      Loan related expense                           51,759         77,022         65,897
      Administrative expense                        315,354        373,276        106,044
      Other                                         199,729        201,647        213,193
                                                 ----------     ----------     ----------
                      Total                      $2,655,572     $2,766,713     $2,471,024
                                                 ==========     ==========     ==========


NOTE #11 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 1999, the combined amount of funds available from these two sources amounted to approximately $2,547,000 or 30%.

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


NOTE #14 - INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

The following is a reconciliation of net income (loss) and shares outstanding to the income and number of shares used to compute EPS:


                                             1999                          1998                          1997
                                   -------------------------    --------------------------     -------------------------
                                       Net                          Net                           Net
                                      loss          Shares         Income         Shares         Income         Shares
                                  --------------  ----------     ----------     ----------     ----------     ----------
Net income/(loss) as reported      $  (24,864)                   $  443,383                    $  404,136
Shares outstanding at year-end                     1,862,776                     1,862,776                     1,862,776
                                   ----------     ----------     ----------     ----------     ----------     ----------
Used in Basic EPS                      24,864      1,862,776        443,383      1,862,776        404,136      1,862,776
Dilutive effect of outstanding
  stock options                                      125,840                       131,479                        20,210
                                   ----------     ----------     ----------     ----------     ----------     ----------
Used in Diluted EPS                $  (24,864)     1,988,616     $  443,383      1,994,255     $  404,136      1,882,986
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



                                                                                               Capital Needed
                                                                         -----------------------------------------------------------
                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                 For Capital                 Prompt Corrective
                                               Actual Regulatory              Adequacy Purposes              Action Provisions
                                           ---------------------------   ----------------------------   ----------------------------
                                              Capital                       Capital                        Capital
                                              Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------- ------------   --------------- ------------   --------------   -----------
As of December 31, 1999
Total capital to risk-weighted assets:         $   9,426        9.96%         $   7,573         8.0%         $   9,466        10.0%
Tier 1 capital to risk-weighted assets:        $   8,662        9.15%         $   3,783         4.0%         $   5,675         6.0%
Tier 1 capital to average assets:              $   8,662        7.46%         $   4,675         4.0%         $   5,843         5.0%

As of December 31, 1998
Total capital to risk-weighted assets:         $   9,373        9.75%         $   7,687         8.0%         $   9,609        10.0%
Tier 1 capital to risk-weighted assets:        $   8,687        9.04%         $   3,843         4.0%         $   5,765         6.0%
Tier 1 capital to average assets:              $   8,687        7.50%         $   4,633         4.0%         $   5,791         5.0%


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


                                                          December 31, 1999                      December 31, 1998
                                                ----------------------------------      ----------------------------------
                                                   Carrying                               Carrying
                                                    Amount            Fair Value            Amount           Fair Value
                                                --------------      --------------      --------------      --------------
Assets
      Cash and cash equivalents                 $   11,243,489      $   11,243,489      $   12,288,959      $   12,288,959
      Interest-bearing deposits in other
       financial institutions                          495,000             495,000             693,000             693,000
      Investment securities                          9,428,297           9,428,297           6,059,988           6,059,988
      Loans receivable                              84,118,136          84,094,640          85,069,230          84,597,659
      Loans held for sale                              835,323             835,323           2,177,692           2,177,692
      Accrued interest receivable                      573,187             573,187             496,096             496,093

Liabilities
      Non-interest bearing deposits                 34,208,093          34,208,093          32,570,373          32,570,373
      Interest bearing deposits                     70,315,085          70,312,424          72,744,617          72,786,772
      Accrued interest payable                         276,360             276,360             359,268             359,268

                                                    Notional         Cost to Cede         Notional          Cost to Cede
                                                     Amount           or Assume            Amount             or Assume
                                                ==============      ==============      ==============      ==============
Off-Balance Sheet Instruments
      Commitments to extend credit
        and standby letters of credit           $   10,339,000      $      103,390      $    7,909,000      $       79,090


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

NOTE #23 - REVISED AUDITOR'S REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated financial statements, management became aware that the provision for loan and lease losses was understated by $125,000. This determination was the result of a regulatory examination by the OCC which required the allowance for loan and lease losses be retroactively increased as of December 31, 1999 by $125,000. The inclusion of the increase in the provision for loan and lease losses has the effect of decreasing net assets by $75,000 (net of taxes) and decreasing net income by $75,000 or $0.04 per share (basic and diluted).

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #24 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY)



                                                  BALANCE SHEETS

                                                                         1999            1998            1997
                                                                      ----------      ----------      ----------
ASSETS
      Cash in Vineyard National Bank                                  $    7,811      $    7,661      $    7,496
      Prepaid expenses                                                       269             489             543
      Investment in subsidiary                                         8,623,041       8,721,116       8,259,625
                                                                      ----------      ----------      ----------

                      Total Assets                                    $8,631,121      $8,729,266      $8,267,664
                                                                      ==========      ==========      ==========

LIABILITIES
      Due to shareholders in lieu of
       fractional shares on stock splits                                     886           1,107           1,161
                                                                      ----------      ----------      ----------

STOCKHOLDERS' EQUITY
      Common stock                                                     2,106,258       2,106,258       2,106,258
      Additional paid-in capital                                       3,306,684       3,306,684       3,306,684
      Retained earnings                                                3,217,293       3,315,217       2,853,561
                                                                      ----------      ----------      ----------

                      Total Stockholders' Equity                       8,630,235       8,728,159       8,266,503
                                                                      ----------      ----------      ----------

                      Total Liabilities and Stockholders' Equity      $8,631,121      $8,729,266      $8,267,664
                                                                      ==========      ==========      ==========


                                                 STATEMENTS OF INCOME

INCOME
      Equity in income/(loss) of subsidiary                           $  (25,014)     $  443,218      $  403,975
      Interest                                                               950             965             961
                                                                      ----------      ----------      ----------
                                                                         (24,064)        444,183         404,936
                                                                      ----------      ----------      ----------

INCOME TAXES                                                                 800             800             800
                                                                      ----------      ----------      ----------

                      Net Income (Loss)                               $  (24,864)     $  443,383      $  404,136
                                                                      ==========      ==========      ==========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #24 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT COMPANY), Continued



                                                           1999            1998            1997
                                                         --------       ---------       ---------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                  $    950       $     965       $     961
      Income taxes paid                                      (800)           (800)           (800)
                                                         --------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities                150             165             161
                                                         --------       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     150             165             161

CASH, Beginning of year                                     7,661           7,496           7,335
                                                         --------       ---------       ---------

CASH, End of year                                        $  7,811       $   7,661       $   7,496
                                                         ========       =========       =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED/(USED) BY OPERATING ACTIVITIES
      Net Income (Loss)                                   (24,864)        443,383         404,136
      Adjustments to Reconcile Net Income (Loss)
       to Net Cash Provided By Operating Activities
          Decrease in other assets                            220              54              27
          Undistributed earnings of subsidiary             25,014        (443,218)       (403,975)
          Decrease in other liabilities                      (220)            (54)            (27)
                                                         --------       ---------       ---------
                      Net Cash Provided
                       By Operating Activities           $    150       $     165       $     161
                                                         ========       =========       =========

SELECTED QUARTERLY FINANCIAL DATA

     The selected quarterly data for 1999 is based on the unaudited financial statements of the Company as presented by management.

                                                                               Quarter Ended 1999
                                                            ---------------------------------------------------------
                                                              March 31       June 30      September 30     March 31
                                                            ------------   ------------   ------------   ------------
Net Interest Income                                         $  1,704,296   $  1,745,299   $  1,729,198   $  1,611,676
Provision for Loan and Lease Losses                              (41,000)            --             --       (125,000)
Other Income                                                     355,491        384,004        384,285   $    779,769
Other Expenses                                                (1,810,610)    (1,870,440)    (1,893,046)  $ (2,990,386)
                                                            ------------   ------------   ------------   ------------
Income/(Loss) Before Taxes                                       208,177        258,863        220,437       (723,941)
Income Taxes                                                     (85,000)      (104,000)       (93,000)      (293,600)
                                                            ------------   ------------   ------------   ------------
Net Income/(Loss)                                           $    123,177   $    154,863   $    127,437   $   (430,341)
                                                            ============   ============   ============   ============
Earnings/(Loss) Per Share of Common Stock
  Basic                                                     $       0.07   $       0.08   $       0.07   $      (0.23)
                                                            ============   ============   ============   ============
  Diluted                                                   $       0.06   $       0.08   $       0.06   $      (0.22)
                                                            ============   ============   ============   ============
Weighted Average Shares in Per Share Calculation
  Basic                                                        1,862,776      1,862,776      1,862,776      1,862,776
  Diluted                                                      1,990,354      1,990,008      1,998,439      1,986,014
Balance Sheet Data
  Assets                                                    $115,783,879   $117,272,009   $115,247,963   $116,228,156
                                                            ============   ============   ============   ============
  Deposits                                                  $105,269,935   $106,750,822   $104,160,124   $104,523,178
                                                            ============   ============   ============   ============
  Loans and Leases/(Net)                                    $ 86,491,564   $ 83,594,909   $ 82,858,891   $ 84,953,459
                                                            ============   ============   ============   ============
  Stockholders' Equity                                      $  8,831,169   $  8,964,127   $  9,076,759   $  8,630,235
                                                            ============   ============   ============   ============

     The selected quarterly data for 1998 is based on the unaudited financial statements of the Company as presented by management.

                                                                               Quarter Ended 1998
                                                            ---------------------------------------------------------
                                                              March 31       June 30      September 30     March 31
                                                            ------------   ------------   ------------   ------------
Net Interest Income                                         $  1,650,129   $  1,793,445   $  1,695,188   $  1,487,295
Provision for Loan and Lease Losses                              (59,000)       (64,982)       (19,000)            --
Other Income                                                     378,568        359,581        371,307   $    837,901
Other Expenses                                                (1,872,452)    (1,842,754)    (1,950,054)  $ (2,014,989)
                                                            ------------   ------------   ------------   ------------
Income/(Loss) Before Taxes                                        97,245        245,290         97,441        310,207
Income Taxes                                                     (39,000)     (101,0000        (40,000)      (126,800)
                                                            ------------   ------------   ------------   ------------
Net Income/(Loss)                                           $     58,245   $    144,290   $     57,441   $    183,407
                                                            ============   ============   ============   ============
Earnings/(Loss) Per Share of Common Stock
  Basic                                                     $       0.03   $       0.08   $       0.03   $       0.10
                                                            ============   ============   ============   ============
  Diluted                                                   $       0.03   $       0.08   $       0.03   $       0.09
                                                            ============   ============   ============   ============
Weighted Average Shares in Per Share Calculation
  Basic                                                        1,862,776      1,862,776      1,862,776      1,862,776
  Diluted                                                      1,990,328      1,905,237      1,902,982      1,986,634
Balance Sheet Data
  Assets                                                    $114,569,754   $111,650,476   $113,823,266   $115,863,031
                                                            ============   ============   ============   ============
  Deposits                                                  $104,870,743   $101,900,140   $103,655,030   $105,314,990
                                                            ============   ============   ============   ============
  Loans and Leases/(Net)                                    $ 85,393,223   $ 85,803,135   $ 85,829,512   $ 87,246,922
                                                            ============   ============   ============   ============
  Stockholders' Equity                                      $  8,331,475   $  8,474,039   $  8,570,360   $  8,728,159
                                                            ============   ============   ============   ============

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

            3)  Exhibits:

                See Index to Exhibits on Page 72 of this Form 10-K. Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and arrangements:

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

        b)  Reports on Form 8-K:

            None.

        c)  Exhibits:

            See Index to Exhibits on Page 72 of this Form 10-K.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized, on the 13th day of April 2000.



                                   VINEYARD NATIONAL BANCORP
                                   (Registrant)



                                   By /s/ SOULE SENSENBACH
                                      ------------------------
                                      Soule Sensenbach,
                                      Chief Financial Officer

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