Form 10-Q
period 2000-03-31
VINEYARD NATIONAL BANCORP
filed 2000-05-15
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000        Commission File No. 0-20862


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

     Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,862,776 shares of common stock as of March 31 , 2000.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I


INDEPENDENT ACCOUNTANTS' REVIEW REPORT.................................................3

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    March 31, 2000 and December 31,1999................................................4

    Consolidated Statements of Income
    For the Three Months Ended March 31, 2000 and 1999.................................5

    Consolidated Statements of Changes in Stockholders' Equity
    For the Three Months Ended March 31, 2000 and 1999.................................6

    Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 2000 and 1999.................................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................11

                                     PART II

OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..........................................16

    Exhibit 27. Data Schedule.........................................................17

SIGNATURES............................................................................18

Board of Directors and Shareholders of
Vineyard National Bancorp

                        INDEPENDENTS ACCOUNTANTS' REPORT

We have reviewed the accompanying financial information on Form 10-Q of Vineyard National Bancorp and Subsidiary as of March 31, 2000, and for the three-month period then ended. This financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.



/s/ VAVRINEK, TRINE, DAY & CO., LLP

Rancho Cucamonga, California
May 11, 2000

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      MARCH 31, 20000 AND DECEMBER 31, 1999

                                     ASSET

                                                                          March 31,        December 31,
                                                                            2000               1999
                                                                       -------------      -------------
Cash and due from banks                                                $   7,502,468      $   7,853,489
Federal funds sold                                                         5,660,000          3,390,000
                                                                       -------------      -------------
          Total Cash and Cash Equivalents                                 13,162,468         11,243,489
                                                                       -------------      -------------
Interest-bearing deposits in other financial institutions                     99,000            495,000
Investment securities
   Available-for-sale                                                      9,434,597          9,428,297
Loans, net of unearned income                                             84,954,013         84,881,774
Loans held for sale                                                          742,527            835,323
      Less: Reserve for probable loan losses                                (783,580)          (763,638)
                                                                       -------------      -------------
                                                                          84,912,960         84,953,459
Bank premises and equipment                                                5,925,210          6,051,588
Accrued interest                                                             596,304            573,187
Cash surrender value of life insurance                                     2,262,934          2,262,934
Other real estate owned                                                      262,714            262,714
Federal Reserve Bank and other stock at cost                                 177,200            177,200
Other assets                                                                 973,890            780,288
                                                                       -------------      -------------
          Total Assets                                                 $ 117,807,277      $ 116,228,156
                                                                       =============      =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
     Demand deposits                                                      38,414,704         34,208,093
     Savings and NOW deposits                                             26,866,119         28,352,216
     Money market deposits                                                11,063,107         12,125,849
     Time deposits in denominations of $100,000 or more                    9,205,126         10,087,216
     Other time deposits                                                  20,578,216         19,749,804
                                                                       -------------      -------------
                                                                         106,127,272        104,523,178
   Accrued employee salary and benefits                                      832,615          1,052,156
   Accrued interest and other liabilities                                  2,067,619          2,022,587
                                                                       -------------      -------------
          Total Liabilities                                              109,027,506        107,597,921
                                                                       -------------      -------------
Stockholders' Equity
   Contributed capital
     Common stock - authorized 15,000,000 shares, no par
        value, issued and outstanding 1,862,776 shares in
        2000 and 1999                                                      2,106,258          2,106,258
   Additional paid-in capital                                              3,306,684          3,306,684
   Retained earnings                                                       3,406,594          3,256,118
   Accumulated other comprehensive income                                    (39,765)           (38,825)
                                                                       -------------      -------------
          Total Stockholders' Equity                                       8,779,771          8,630,235
                                                                       -------------      -------------
          Total Liabilities and Stockholders' Equity                   $ 117,807,277      $ 116,228,156
                                                                       =============      =============


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                          March 31,        March 31,
                                                                            2000             1999
                                                                        ------------      -----------
INTEREST INCOME
      Interest and fees on loans                                         $ 2,077,189      $ 2,115,409
      Interest on Investment Securities
          Obligations of U.S. Government Agencies and Corporations           131,637           96,215
      Interest on other securities                                             2,358            2,396
      Interest on deposits                                                     3,516            9,666
      Interest on Federal funds sold                                          33,424           61,690
                                                                         -----------      -----------
            Total Interest Income                                          2,248,124        2,285,376
                                                                         -----------      -----------
INTEREST EXPENSE
      Interest on savings deposits                                            48,940           44,080
      Interest on NOW and money market deposits                              109,964          111,614
      Interest on time deposits in denominations of $100,000 or more          86,316           91,905
      Interest on other time deposits                                        262,920          333,481
      Interest on borrowed funds                                               1,070
                                                                         -----------      -----------
            Total Interest Expense                                           509,210          581,080
                                                                         -----------      -----------
            Net Interest Income                                            1,738,914        1,704,296
PROVISION FOR LOAN AND LEASE LOSSES                                          (36,000)         (41,000)
                                                                         -----------      -----------
            Net Interest Income After Provision
              for Loan and Lease Losses                                    1,702,914        1,663,296
                                                                         -----------      -----------
OTHER  INCOME
      Fees and service charges                                               360,896          349,358
      Other income                                                             3,316            6,133
                                                                         -----------      -----------
            Total Other Income                                               364,212          355,491

OTHER EXPENSES
      Salaries and employee benefits                                         870,559          906,162
      Occupancy expense of premises                                          156,897          151,773
      Furniture and equipment expense                                        138,427          143,689
      Other expenses (Note #2)                                               649,767          608,986
                                                                         -----------      -----------
                                                                           1,815,650        1,810,610
                                                                         -----------      -----------
Income Before Income Taxes                                                   251,476          208,177
Income Taxes                                                                 101,000           85,000
                                                                         -----------      -----------
Net Income                                                               $   150,476      $   123,177
                                                                         ===========      ===========
Basic Earnings Per Share                                                 $      0.08      $      0.07
                                                                         ===========      ===========
Diluted Earnings Per Share                                               $      0.07      $      0.06
                                                                         ===========      ===========


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                          Accumulated
                                            Number of             Additional                 Other
                                             Shares      Common     Paid-in     Retained  Comprehensive
                                          Outstanding    Stock      Capital     Earnings     Income        Total
                                          -----------  ----------  ----------  ----------  ------------  ----------
BALANCE, January 1, 1999                   1,862,776   $2,106,258  $3,306,684  $3,280,982    $ 34,235    $8,728,159
  Comprehensive income
    Net Income                                                                    123,177                   123,177
    Unrealized security holding losses
      (net of $8,268  tax)                                                                    (20,167)      (20,167)
                                                                                                          ---------
      Total other comprehensive income                                                                      (20,167)
  Total Comprehensive income                                                                                103,010
                                           ---------   ----------  ----------  ----------    --------    ----------
BALANCE, March 31, 1999                    1,862,776   $2,106,258  $3,306,684  $3,404,159    $ 14,068    $8,831,169
                                           =========   ==========  ==========  ==========    ========    ==========

                                                                                          Accumulated
                                            Number of             Additional                  Other
                                             Shares       Common    Paid-in    Retained   Comprehensive
                                          Outstanding     Stock     Capital    Earnings       Income       Total
                                           ----------  ----------  ----------  ---------- -------------  ----------
BALANCE, January 1, 2000                   1,862,776   $2,106,258  $3,306,684  $3,256,118    $(38,825)   $8,630,235
  Comprehensive income
    Net Income                                                                    150,476                   150,476
    Unrealized security holding losses
      (net of $679  tax)                                                                         (940)         (940)
                                                                                                         ----------
      Total other comprehensive income                                                                         (940)
  Total Comprehensive income                                                                                149,536
                                           ---------   ----------  ----------  ----------    ---------   ----------
BALANCE, March 31, 2000                    1,862,776   $2,106,258  $3,306,684  $3,406,594    $(39,765)   $8,779,771
                                           =========   ==========  ==========  ==========    =========   ==========



See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                 March 31,         March 31,
                                                                   2000             1999
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received ..............................    $  2,117,358     $  2,110,122
  Service fees and other income received ..................         364,212          355,491
  Interest paid ...........................................        (502,473)        (579,796)
  Cash paid to suppliers and employees ....................      (2,015,917)      (1,735,358)
  Income taxes paid .......................................        (135,000)        (330,000)
                                                               ------------     ------------
       Net Cash Used In Operating Activities ..............        (171,820)        (179,541)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities,
    available-for-sale ....................................                          500,000
  Purchase of investment securities available-for-sale ....                       (1,979,510)
  Net decrease in deposits in other financial institutions          396,000
  Recoveries on loans previously written off ..............           4,414            7,870
  Net loans made to customers and principal
     collections of loans .................................          99,751          879,072
  Capital expenditures ....................................         (13,460)         (20,568)
  Proceeds from sale of property, plant and equipment .....                            1,227
                                                               ------------     ------------
       Net Cash Provided By Investing Activities ..........         486,705         (611,909)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase/(decrease) in demand deposits, NOW accounts,
    savings accounts, and money market deposits ...........       1,657,772        1,292,649
  Net increase/(decrease) in certificates of deposits .....         (53,678)      (1,337,704)
                                                               ------------     ------------
       Net Cash Provided By Financing Activities ..........       1,604,094          (45,055)
                                                               ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................       1,918,979         (836,505)

CASH AND CASH EQUIVALENTS, Beginning of year ..............      11,243,489       12,288,959
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, End of quarter .................    $ 13,162,468     $ 11,452,454
                                                               ============     ============


See accompanying notes to financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                          March 31,       March 31,
                                                                            2000            1999
                                                                          ----------     ---------
RECONCILIATION OF NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                           $ 150,476     $ 123,177
                                                                           ---------     ---------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                                      131,855       130,639
          Provision for probable credit losses                                36,000        41,000
          Decrease in taxes payable                                          (34,000)     (245,000)
          Increase in other assets                                          (173,991)     (185,771)
          Decrease in unearned loan fees                                     (99,666)     (172,583)
          (Increase(/decrease in interest receivable                         (23,117)        6,500
          Increase in interest payable                                         6,737         1,284
          Increase/(decrease)  in accrued expense and other liabilities     (166,114)      121,213
                      Total Adjustments                                     (322,296)     (302,718)
                                                                           ---------     ---------
                      Net Cash Provided By Operating Activities            $(171,820)    $(179,541)
                                                                           =========     =========
SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities              $    (940)    $ (20,167)
                                                                           =========     =========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 2000 and 1999:


                                                                         March 31,     March 31,
                                                                           2000          1999
                                                                        -----------   -----------
Data processing                                                          $ 153,383     $ 160,014
Marketing expenses                                                          49,317        66,389
Office supplies, postage and telephone                                      57,446        81,177
Professional expenses                                                      211,693       132,388
Bank insurance and assessments                                              34,790        41,136
Other                                                                      143,138       127,882
                                                                        -----------   -----------
                      Total Other Expenses                               $ 649,767     $ 608,986
                                                                        ===========   ===========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


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

RESULTS OF OPERATIONS

     The Company had net income of $150,476 for the quarter ended March 31, 2000, as compared to $123,177 for the same period in 1999.

NET INTEREST INCOME

     The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased approximately $35,000 or 2.0% in the three month period ended March 31, 2000, as compared to the same period in 1999. The increase was due primarily to approximately a $37,000 increase in interest income and approximately a $72,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume, fed funds, and other time deposits offset by an increase in investments from March 2000 to March 1999.

     Outstanding loans and leases decreased during the three month period ended March 31, 2000, by approximately $40,000. During this period total deposits increased by approximately $1,604,000. The deposit mix changed as demand deposits increased by approximately $4,207,000, savings and NOW accounts decreased by approximately $1,1486,000, money market accounts decreased approximately $1,063,000, time deposits in excess of $100,000 decreased approximately $882,000, and other time deposits increased approximately $828,000. The net interest margin (net interest income expressed as a percentage of interest income) was 77 percent for the three month period ended March 31, 2000, as compared to 75 percent for the same period in 1999.

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

     The following reflects the Company's net interest income sensitivity analysis as of March 31, 2000

                                              (Dollars in Thousands)
                                             -------------------------
                          Estimated Net       Market         Market
        Simulated        Interest Income     Value of       Value of
       Rate Changes        Sensitivity        Assets       Liabilities
       ------------        -----------       --------      -----------
  +200 Basis Points            4.9%           115,770          107,586
  -200 Basis Points           -7.2%           120,438          110,482

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

     During the three month period ended March 31, 2000, a provision of $36,000 was made as compared to $41,000 for the same period in 1999. The net charge-offs on previously granted loans were approximately $16,000 for the three months ended March 31, 2000, as compared to $65,000 for the same period in 1999.

OTHER INCOME

     The increase of approximately $9,000 in other income in the three month period ended March 31, 2000, as compared to 1999, was due to an increase in fees and service charges of $12,000 offset by a decrease in other income of $3,000.

OTHER EXPENSES

     Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) data processing, marketing, office supplies, postage and telephone, professional fees , bank insurance and assessments, and other non-interest expense, increased by approximately $5,000 or .3%, during the three month period ended March 31, 2000, as compared to the same period in 1999. The increase in other expenses was primarily a result of increases in professional and other miscellaneous expenses offset by decrease in salaries and employee benefits, marketing, office supplies, postage and telephone, and bank insurance and assessments.

FINANCIAL CONDITION AND LIQUIDITY

     During the three months ended March 31, 2000, the Company's assets increased by approximately $1,579,000 or 1.4%, compared to December 31, 1999. The Company continued to have adequate cash resources with approximately $7,601,000 of cash held on deposit at other financial institutions including time deposits, approximately $4,424,000 of investment securities (net of investments pledged as collateral), and $5,660,000 in Federal Funds Sold at March 31, 2000. Liquidity increased and resulted in an increase in cash and cash equivalents of approximately $1,919,000. The Bank's investment portfolio contains $40,000 of unrealized losses on estimated fair values when compared to book values at March 31, 2000. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $538,000 at March 31, 2000. All loans on non-accrual status are considered to be impaired.

     Total shareholders' equity increased from approximately $8,630,000 at December 31, 1999 to $8,780,000 at March 31, 2000, as a result of net income generated for the three months then ended and a decrease in accumulated other comprehensive income.

     The Company's and the Bank's primary regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of March 31, 2000, the Company had a ratio of capital to risk-weighted assets of 10.05%, a ratio of Tier 1 capital to risk-weighted assets of 9.23%, and a leverage capital ratio of 7.69%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

     The following table sets forth information regarding the Bank's non-performing loans at March 31, 2000 and December 31, 1999.


                                                              March 31,  December 31,
(Dollars in Thousands)                                          2000        1999
                                                             ---------   -----------
Accruing Loans More Than 90 Days Past Due(1)
   Aggregate Loan Amounts
      Commercial, financial and agricultural
      Real estate
      Installment loans to individuals                              --      $ 14
                                                                  ----      ----
            Total Loans Past Due More Than 90 Days                   0        14
                                                                  ----      ----
Renegotiated Loans(2)                                               --        --
                                                                  ----      ----
Non-accrual Loans(3)
   Aggregate Loan Amounts
      Commercial, financial and agricultural                       312       269
      Real estate                                                  226       226
                                                                  ----      ----
            Total Non-accrual Loans                                538       495
                                                                  ----      ----
            Total Non-Performing Loans                            $538      $509
                                                                  ====      ====

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 2000 and 1999.

(3) There were three loans on non-accrual status totaling approximately $538,000 at March 31, 2000, and three loans totaling approximately $495,000 at December 31, 1999.

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

     As of March 31, 2000 the Bank's classified loans consisted of $3,733,000 of loans classified as substandard and $250,000 of loans classified as doubtful. The Bank's $3,733,000 classified as substandard consisted of approximately $3,194,000 of performing loans and approximately $538,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

     The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 2000, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1999.

     The reserve for probable loan and lease losses at March 31, 2000, was approximately $784,000 or .91% of total loans and leases, as compared to $764,000 or .89% of total credits at December 31, 1999. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

     The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                      March 31,     December 31,
(Dollars in Thousands)                                                   2000           1999
                                                                      -----------  ---------------
Allowance For Loan Losses
      Balance, Beginning of period                                       $   764       $      686
                                                                         -------       ----------
      Charge-offs
          Commercial, financial and agricultural                                               94
          Real estate mortgage
          Consumer loans                                                      20              103
                                                                         -------       ----------
                      Total Charge-offs                                       20              197
                                                                         -------       ----------
      Recoveries
          Commercial, financial and agricultural                                               27
          Real estate mortgage
          Consumer loans                                                       4               82
                                                                         -------       ----------
                      Total Charge-offs                                        4              109
                                                                         -------       ----------
Net Charge-offs                                                               16               88
                                                                         -------       ----------
Provision Charged to Operations                                               36              166
                                                                         -------       ----------
Balance, End of period                                                   $   784       $      764
                                                                         =======       ==========
Net Charge-offs During the Period to Average Loans
 Outstanding During the Period Ended                                       0.02%            0.10%
                                                                         =======       ==========
Allowance For Loan Losses to Loans at Quarter End /Year End                0.91%            0.89%
                                                                         =======       ==========

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

John Setlich sued Vineyard National Bank ("VNB") in a case entitled Setlich v. Vineyard National Bank et al., Case No. RCV 05925, in the Superior Court of California, County of San Bernardino. The lawsuit was tried before a jury on claims of fraud and concealment involving one of several loans from VNB to Setlich. The disputed loan was secured by a building which Setlich constructed and leased to VNB as a business office in Chino, California. Setlich alleged that the obtaining of the note and deed of trust and subsequent foreclosure upon his default were improper. The jury trial resulted in a verdict on October 25, 1999 for $3,541,522.00. However, no punitive damages were awarded. Subsequently, the judge reduced the award to $860,000.00 and entered judgment for that amount on March 27, 2000. VNB has appealed the rulings denying post-trial motions which appeal is pending. In addition, VNB will be filing an appeal of the judgment with the California Court of Appeal, Fourth Appellate District.

ITEM 5.  OTHER INFORMATION

Steven R. Sensenbach as President and Chief Executive Officer and Soule Sensenbach as Secretary and Chief Financial Officer of the Bank have left the Bank's employment. The Board has appointed Robert J. Schoeffler, As Acting Chief Executive Officer and Sara F. Ahern as Secretary and Acting Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:  Data Schedule

         b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2000.


                                   VINEYARD NATIONAL BANK



                                   By: /s/ Sara Ahern
                                       ---------------------------------
                                       Sara Ahern
                                       Corporate Secretary