Form 10-Q
period 2000-06-30
VINEYARD NATIONAL BANCORP
filed 2000-08-14
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

       Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,864,828 shares of common stock as of June 30 , 2000.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                       JUNE 30, 2000 AND DECEMBER 31, 1999



                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 2000 and December 31,1999.........................................3

    Consolidated Statements of Income
    For the Six Months and Three Months Ended June 30, 2000 and 1999...........4

    Consolidated Statements of Changes in Stockholders' Equity
    For the Six Months Ended June 30, 2000 and 1999............................5

    Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 2000 and 1999............................6

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

OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................18

    Exhibit 27.  Data Schedule................................................19

SIGNATURES....................................................................20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                 June 30,          December 31,
                                                                   2000                1999
                                                               -------------       -------------
Cash and due from banks                                        $   8,946,772       $   7,853,489
Federal funds sold                                                 5,960,000           3,390,000
                                                               -------------       -------------
            Total Cash and Cash Equivalents                       14,906,772          11,243,489
                                                               -------------       -------------
Interest-bearing deposits in other financial institutions            198,000             495,000
Investment securities
   Available-for-sale                                              8,450,394           9,428,297
Loans, net of unearned income                                     81,835,474          84,881,774
Loans held for sale                                                       --             835,323
   Less: Reserve for probable loan and lease losses                 (758,891)           (763,638)
                                                               -------------       -------------
                                                                  81,076,583          84,953,459
Bank premises and equipment                                        5,735,072           6,051,588
Accrued interest                                                     538,234             573,187
Cash surrender value of life insurance                             2,262,934           2,262,934
Other real estate owned                                               93,753             262,714
Federal Reserve Bank and other similar stock at cost                 182,431             177,200
Other assets                                                         966,842             780,288
                                                               -------------       -------------
            Total Assets                                       $ 114,411,015       $ 116,228,156
                                                               =============       =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand deposits                                              38,632,508          34,208,093
     Savings and NOW deposits                                     25,935,851          28,352,216
     Money market deposits                                        10,497,145          12,125,849
     Time deposits in denominations
      of $100,000 or more                                          8,203,328          10,087,216
     Other time deposits                                          19,744,839          19,749,804
                                                               -------------       -------------
                                                                 103,013,671         104,523,178
     Accrued employee salary benefits                                708,729           1,052,156
     Accrued interest and other liabilities                        2,037,638           2,022,587
                                                               -------------       -------------
            Total Liabilities                                    105,760,038         107,597,921
                                                               -------------       -------------
STOCKHOLDERS' EQUITY
     Contributed Capital
       Common stock - authorized 15,000,000 shares,
        no par value, issued and outstanding 1,864,828
        shares in 2000 and 1,862,776 in 1999                       2,112,243           2,106,258
       Additional paid-in capital                                  3,306,684           3,306,684
       Retained earnings                                           3,264,374           3,256,118
       Accumulated other comprehensive income                        (32,324)            (38,825)
                                                               -------------       -------------
            Total Stockholders' Equity                             8,650,977           8,630,235
                                                               -------------       -------------
            Total Liabilities and Stockholders' Equity         $ 114,411,015       $ 116,228,156
                                                               =============       =============



See accompanying notes to financial statements.                     Page 3 of 20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                         Six Months Ended June 30,          Three Months Ended June 30,
                                                       -----------------------------       -----------------------------
                                                          2000              1999              2000              1999
                                                       -----------       -----------       -----------       -----------
INTEREST INCOME
  Interest and fees on loans                             4,137,829         4,209,756         2,060,640         2,094,347
  Interest on Investment Securities
    Obligations of U.S. Government Agencies
      and Corporations                                     268,620           212,344           136,983           116,129
    Interest on other securities                             4,730             4,775             2,372             2,379
  Interest on deposits                                       6,623            19,346             3,107             9,680
  Interest on Federal funds sold                           119,010           164,062            85,586           102,372
                                                       -----------       -----------       -----------       -----------
            Total Interest Income                        4,536,812         4,610,283         2,288,688         2,324,907
                                                       -----------       -----------       -----------       -----------
INTEREST EXPENSE
  Interest on savings deposits                              99,463            92,768            50,523            48,688
  Interest on NOW and money market deposits                215,915           232,396           105,951           120,782
  Interest on time deposits in denominations
    of $100,000 or more                                    168,624           190,194            82,308            98,289
  Interest on other time deposits                          547,819           645,330           284,899           311,849
  Interest on borrowed money                                 1,070                                  --
                                                       -----------       -----------       -----------       -----------
            Total Interest Expense                       1,032,891         1,160,688           523,681           579,608
                                                       -----------       -----------       -----------       -----------
            Net Interest Income                          3,503,921         3,449,595         1,765,007         1,745,299
PROVISION FOR LOAN AND LEASE LOSSES                       (256,000)          (41,000)         (220,000)
                                                       -----------       -----------       -----------       -----------
            Net Interest Income After Provision
             for Loan and Lease Losses                   3,247,921         3,408,595         1,545,007         1,745,299
                                                       -----------       -----------       -----------       -----------
OTHER INCOME
  Fees and service charges and gain
    on sale of loans                                       606,294           631,066           245,398           281,708
  Other Income                                             131,292           101,967           127,976            95,834
                                                       -----------       -----------       -----------       -----------
            Total Other Income                             737,586           733,033           373,374           377,542
                                                       -----------       -----------       -----------       -----------
OTHER EXPENSES
  Salaries and employee benefits                         1,799,353         1,821,772           928,794           915,610
  Occupancy expense of premises                            311,048           315,776           154,151           164,003
  Furniture and equipment expenses                         307,048           299,857           168,621           156,168
  (Gain)/ Loss on sale of other real estate owned           12,143            (6,462)           12,143            (6,462)
  Other expenses (Note #2)                               1,541,659         1,243,645           891,892           634,659
                                                       -----------       -----------       -----------       -----------
            Total Other Expenses                         3,971,251         3,674,588         2,155,601         1,870,440
                                                       -----------       -----------       -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES                           14,256           467,040          (237,220)          258,863
INCOME TAXES                                                (6,000)         (189,000)           95,000          (104,000)
                                                       -----------       -----------       -----------       -----------
NET INCOME/(LOSS)                                      $     8,256       $   278,040       $  (142,220)      $   154,863
                                                       ===========       ===========       ===========       ===========
BASIC EARNINGS/(LOSS) PER SHARE                        $        --       $      0.15       $     (0.08)      $      0.08
                                                       ===========       ===========       ===========       ===========
DILUTED EARNINGS/(LOSS) PER SHARE                      $        --       $      0.14       $     (0.07)      $      0.08
                                                       ===========       ===========       ===========       ===========



See accompanying notes to financial statements.                     Page 4 of 20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                                      Accumulated
                                                Number of                  Additional                    other
                                                 Shares        Common        Paid-in       Retained   comprehensive
                                               Outstanding      Stock        Capital       Earnings   income/(loss)      Total
                                               -----------   -----------   -----------   -----------  -------------   -----------
BALANCE, January 1, 1999                         1,862,776   $ 2,106,258   $ 3,306,684   $ 3,280,982   $    34,235    $ 8,728,159
                                               -----------   -----------   -----------   -----------   -----------    -----------
   Comprehensive income
     Net Income                                                                              278,040                      278,040
     Unrealized security holding losses
      (net of $5,675 tax)                                                                                  (42,072)       (42,072)
                                                                                                                      -----------
     Total other comprehensive income/(loss)                                                                              (42,072)
                                                                                                                      -----------
   Total Comprehensive income                                                                                             235,968
                                                                                                       -----------    -----------

BALANCE, June 30,1999                            1,862,776   $ 2,106,258   $ 3,306,684   $ 3,559,022   $    (7,837)   $ 8,964,127
                                               ===========   ===========   ===========   ===========   ===========    ===========

                                                                                                       Accumulated
                                               Number of                   Additional                     other
                                                 Shares         Common       Paid-in      Retained    comprehensive
                                               Outstanding      Stock        Capital      Earnings    income/(loss)      Total
                                               -----------   -----------   -----------   -----------  -------------   -----------
BALANCE, January 1, 2000                         1,862,776   $ 2,106,258   $ 3,306,684   $ 3,256,118   $   (38,825)   $ 8,630,235
                                               -----------   -----------   -----------   -----------   -----------    -----------
  Stock options exercised                            2,052         5,985                                                    5,985
   Comprehensive income
     Net Income                                                                                8,256                        8,256
     Unrealized security holding gains
      (net of $4,334 tax)                                                                                    6,501          6,501
                                                                                                                      -----------
     Total other comprehensive income                                                                                       6,501
                                                                                                                      -----------
    Total Comprehensive income                                                                                             14,757
                                                                                                       -----------    -----------

BALANCE, June 30,2000                            1,864,828   $ 2,112,243   $ 3,306,684   $ 3,264,374   $   (32,324)   $ 8,650,977
                                               ===========   ===========   ===========   ===========   ===========    ===========



See accompanying notes to financial statements.                     Page 5 of 20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                             June 30,          June 30,
                                                                               2000              1999
                                                                            ------------      ------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
  CASH FLOWS FROM OPERATING ACTIVITIES
    Interest and fees received                                              $  4,352,092      $  4,267,444
    Service fees and other income received                                       787,239           733,033
    Interest paid                                                             (1,025,272)       (1,254,229)
    Cash paid to suppliers and employees                                      (3,895,833)       (3,265,347)
    Income taxes paid                                                           (297,998)         (490,000)
                                                                            ------------      ------------
        Net Cash Used by Operating Activities                                    (79,772)           (9,099)
                                                                            ------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities of investment securities
     available-for-sale                                                        2,000,000         2,008,178
    Purchase of investment securities available-for-sale                        (994,872)       (6,453,475)
    Purchase of FRB & other stock                                                 (5,231)               --
    Net (increase)/decrease in deposits in other financial institutions          297,000          (198,000)
    Net loans made to customers and principal collections
     of loans                                                                  3,813,372         3,847,813
    Net decrease in other real estate owned                                      125,137            31,102
    Recoveries on loans previously written off                                    11,164            78,453
    Capital expenditures                                                         (25,168)         (178,992)
    Proceeds from sale of property, plant and equipment                           25,175            21,011
                                                                            ------------      ------------
        Net Cash Provided/(Used) by Investing Activities                       5,246,577          (843,910)
                                                                            ------------      ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in demand deposits, NOW
     accounts savings accounts, and money market deposits                        379,346         4,694,823
    Net increase/(decrease) in certificates of deposit                        (1,888,853)       (3,258,991)
    Proceeds from the exercise of stock options                                    5,985                --
                                                                            ------------      ------------
        Net Cash Provided/(Used) by Financing Activities                      (1,503,522)        1,435,832
                                                                            ------------      ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                           3,663,283           582,823
CASH AND CASH EQUIVALENTS, Beginning of year                                  11,243,489        12,288,959
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS, End of quarter                                   $ 14,906,772      $ 12,871,782
                                                                            ============      ============



See accompanying notes to financial statements.                     Page 6 of 20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                         2000           1999
                                                                       ---------      ---------
RECONCILIATION OF NET INCOME/(LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES
  Net Income                                                           $   8,256      $ 278,040
                                                                       ---------      ---------
  Adjustments to Reconcile Net Income to
   Net Cash Used by Operating Activities
      Depreciation and amortization                                      262,986        265,928
      Provision for probable credit losses                               256,000         41,000
      Provision for OREO losses                                           31,681             --
      (Gain)/Loss on sale of other real estate owned                      12,143         (6,462)
      Loss on sale of equipment                                           37,510             --
      Decrease in taxes payable                                         (291,998)      (301,000)
      Increase in other assets                                          (134,078)       (32,781)
      Decrease in unearned loan fees                                    (203,660)      (315,252)
      (Increase)/decrease in interest receivable                          34,953         (7,217)
      Increase/(decrease) in interest payable                              7,619        (93,541)
      Increase/(decrease) in accrued expense and other liabilities      (101,184)       162,186
                                                                       ---------      ---------
           Total Adjustments                                             (88,028)      (287,139)
                                                                       ---------      ---------
           Net Cash Used by Operating Activities                       $ (79,772)     $  (9,099)
                                                                       =========      =========

SUPPLEMENTARY INFORMATION
  Change in valuation allowance for investment securities              $   6,501      $ (42,072)
                                                                       =========      =========

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.



See accompanying notes to financial statements.                     Page 7 of 20

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133". This statement establishes the effective date of SFAS 133 for 2001 and is not expected to have a material impact on the Bank's financial statements.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the six month periods ended June 30, 2000 and 1999:


                                      Six Months Ended              Three Months Ended
                                           June 30,                      June 30,
                                   -------------------------     -------------------------
                                      2000           1999           2000           1999
                                   ----------     ----------     ----------     ----------
Data processing                    $  309,259     $  348,620     $  155,876     $  188,606
Marketing expenses                     78,334        139,700         29,017         73,311
Office supplies, postage
 and telephone                        118,472        160,018         61,026         78,841
Professional expenses                 433,400        266,931        221,707        134,543
Bank insurance and assessments         69,599         80,443         34,809         39,307
Other                                 532,595        247,933        389,457        120,051
                                   ----------     ----------     ----------     ----------
          Total Other Expenses     $1,541,659     $1,243,645     $  891,892     $  634,659
                                   ==========     ==========     ==========     ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999


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

RESULTS OF OPERATIONS

        The Company had net income of $8,256 for the six months ended June 30, 2000 as compared to $278,040 for the same period in 1999. For the three months ended June 30, 2000 the Company had a net loss of $(142,220) as compared to net income $154,863 for the same period in 1999.

NET INTEREST INCOME

        The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased approximately $54,000 or 1.6% in the six month period ended June 30, 2000, compared to the same period in 1999. The increase was due primarily to approximately a $73,000 decrease in interest income and approximately a $128,000 decrease in interest expense. The net change was substantially a result of decreases in loan volume and time, NOW and money market deposits from June 2000 to June 1999.

        For the three-month period ending June 30, 2000 net interest income increased approximately $20,000 or 1.1% as compared to the same period in 1999. The net change was primarily a result of decreases in loan volume offset by larger decreases in time, NOW and money market deposits.

        Outstanding loans and leases decreased during the six month period ended June 30, 2000, by approximately $3,877,000. During this period total deposits decreased by approximately $1,510,000. The deposit mix changed as demand deposits increased by approximately $4,424,000, savings and NOW accounts decreased by approximately $2,416,000, money market accounts decreased approximately $1,629,000, time deposits in excess of $100,000 decreased approximately $1,884,000, and other time deposits decreased approximately $5,000. The net interest margin (net interest income expressed as a percentage of interest income) was 77 percent for the six month period ended June 30, 2000, as compared to 75 percent for the same period in 1999.

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

The following reflects the Company's net interest income sensitivity analysis as of June 30, 2000:

                         Estimated Net
    Simulated           Interest Income
  Rate Changes            Sensitivity
                        ---------------
+200 Basis Points            3.3%
-200 Basis Points           -4.3%

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

        During the six month period ended June 30, 2000, a provision of approximately $256,000 was made as compared to approximately $41,000 for the same period in 1999. The net charge-offs on previously granted loans were approximately $261,000 for the six months ended June 30, 2000, as compared to $78,000 for the same period in 1999.

        During the three month period ended June 30, 2000, a provision of approximately $220,000 was made as compared to no provision for the same period in 1999. The net charge-offs on previously granted loans were approximately $245,000 for the three months ended June 30, 2000, as compared to $13,000 for the same period in 1999.

OTHER INCOME

        The increase of approximately $5,000 in other income in the six month period ended June 30, 2000, as compared to 1999, was due primarily to the increase in sales commissions. The decrease of approximately $4,000 in other income in the three month period ended June 30, 2000, was due primarily to a decrease of $36,000 in service charges offset by a $32,000 increase in other income.

OTHER EXPENSES

         Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense, increased by approximately $297,000 or 8.1%, during the six month period ended June 30, 2000, as compared to the same period in 1999. The increase in other expenses was primarily a result of an increase in miscellaneous other expenses of approximately $285,000. The majority of the increase is related to the departure of the former CEO, which increased the Supplemental Executive Retirement Plan
(SERP) expense and incurred a contract payment expense, both of which totaled approximately $448,000. In addition OREO expenses increased approximately $37,000. These increases were partially offset by decreases in salary and other employee expenses of approximately $234,000 due to staff level reductions.

         For the three month period ended June 30, 2000, other expenses increased $285,000 as compared to the same period in 1999. The explanations given above apply to the second quarter as well.

FINANCIAL CONDITION AND LIQUIDITY

         During the six months ended June 30, 2000, the Company's assets decreased by approximately $1,817,000 or 1.6%, compared to December 31, 1999. The Company continued to have adequate cash resources with approximately $8,947,000 of cash held on deposit at other financial institutions, approximately $8,450,000 of investment securities, and $5,960,000 in Federal Funds Sold at June 30, 2000. Liquidity was up and resulted in the increase in liquid assets of approximately $4,681,000. The increased liquidity resulted primarily from the increases in Cash and Due From Banks and Federal Funds Sold, offset by decreases in Interest-bearing Deposits in Other Financial Institutions and Investment Securities. The Bank's investment portfolio contains $55,000 of unrealized losses on estimated fair values when compared to book values at June 30, 2000. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $61,000 at June 30, 2000. All loans on non-accrual status are considered to be impaired.

         Total shareholders' equity increased from approximately $8,630,000 at December 31, 1999, to approximately $8,651,000 at June 30, 2000, as a result of net income generated for the six months then ended, stock options exercised and an increase in accumulated other comprehensive income.

         The Company's and the Bank's primary regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency (OCC) respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of June 30, 2000, the Company had a ratio of capital to risk-weighted assets of 10.36%, a ratio of Tier 1 capital to risk-weighted assets of 9.53%, and a leverage capital ratio of 7.49%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

         On May 8, 2000 the Bank entered into a Memorandum of Understanding(MOU) with the OCC. The MOU contains the following items:

         -     The Board is to ensure competent management.

         - By November 30, 2000, the Board shall prepare, implement, and thereafter ensure Bank adherence to a written three-year business plan.

         - By November 30, 2000, the Board shall revise, expand, and thereafter ensure Bank adherence to its three-year capital plan.

         - By June 30, 2000, the Board shall develop, implement, and thereafter ensure Bank adherence to a written program to control the level of credit risk in the Bank.

         - The Board shall review the adequacy of the Bank's Allowance for Loan and Lease Losses (ALLL) and shall establish a program for the maintenance of an adequate ALLL.

         - By June 30, 2000, the Board shall revise, expand, and thereafter ensure Bank adherence to a written, comprehensive conflict of interest policy applicable to the Bank's directors, principal shareholders, executive officers, affiliates, institution-affiliated parties, and employees and related interest of such Insiders.

         - The Board shall submit quarterly progress reports to the Assistant Deputy Comptroller.

The Bank's Board of Directors and management believe that it is in substantial compliance with the terms and conditions of the MOU.

NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at June 30, 2000 and December 31, 1999.

           (dollars in thousands)                     June 30,    December 31,
                                                        2000          1999
                                                      --------    ------------
Accruing Loans More Than 90 Days Past Due (1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                          $     14
                                                      --------      --------
        Total Loans Past Due More Than 90 Days              --            14
                                                      --------      --------
Renegotiated loans (2)                                      --            --
Non-accrual loans (3)
      Aggregate loan amounts
          Commercial, financial and agricultural            61           269
          Real estate                                       --           226
        Total Non-Accrual Loans                       $     61           495
                                                      ========      ========

        Total Non-Performing Loans                    $     61      $    509
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

(3) There was one loan on non-accrual status totaling approximately $61,000 at June 30, 2000, and three loans totaling approximately $495,000 at December 31, 1999.

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

         As of June 30, 2000, the Bank's classified loans consisted of approximately $3,116,000 of loans classified as substandard. The Bank's $3,116,000 of loans classified as substandard consisted of approximately $3,055,000 of performing loans and approximately $61,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

         The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 2000, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1999.

         The reserve for probable loan and lease losses at June 30, 2000, was approximately $759,000 or .93% of total loans and leases, as compared to $764,000 or .89% of total credits at December 31, 1999. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

(dollars in thousands)                                       June 30,     December 31,
                                                               2000           1999
                                                             --------     ------------
Loans and Lease Loss Reserve Balance,
  Beginning of Period                                        $    764       $    686
                                                             --------       --------
     Charge-offs
         Domestic
             Commercial, financial &  agricultural                235             94
             Real estate - mortgage                                --             --
             Consumer loans                                        37            103
                                                             --------       --------
                                                                  272            197
                                                             --------       --------
     Recoveries
         Domestic
             Commercial, financial &  agricultural                 --             27
             Real estate - mortgage                                --             --
             Consumer loans                                        11             82
                                                             --------       --------
                                                                   11            109
                                                             --------       --------
Net charge-offs                                                   261             88
Additions charged to operations                                   256            166
                                                             --------       --------

Loan and Lease Loss Reserve Balance, End of Year             $    759       $    764
                                                             ========       ========

Ratio of Net Charge-offs/(Recoveries) During the Year
to Average Loans and Leases Outstanding During the Year          0.30%          0.10%
                                                             ========       ========

Ratio of Reserve for Loan Losses to Loans at Period End          0.93%          0.89%
                                                             ========       ========

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

PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)    Exhibits:  Data Schedule


       b)    Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2000.


                                        VINEYARD NATIONAL BANCORP



                                        By: /s/ Sara Ahern
                                            ------------------------------------
                                               Sara Ahern
                                               Corporate Secretary



                                                                   Page    of 20