Form 10-Q
period 2000-09-30
VINEYARD NATIONAL BANCORP
filed 2000-11-14
CIK 840256

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

For the quarterly period ended September 30, 2000    Commission File No. 0-20862


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

         Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,864,828 shares of common stock as of September 30, 2000.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I

FINANCIAL STATEMENTS

  Consolidated Balance Sheets

  September 30, 2000 and December 31, 1999.....................................3

  Consolidated Statements of Income

  For the Nine Months and Three Months Ended September 30, 2000 and 1999.......4

  Consolidated Statements of Changes in Stockholders' Equity

  For the Nine Months Ended September 30, 2000 and 1999........................6

  Consolidated Statements of Cash Flows

  For the Nine Months Ended September 30, 2000 and 1999........................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................10


                                     PART II

OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................17

  Exhibit 27.  Data Schedule..................................................18

  Signatures..................................................................19

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                           ASSETS

                                                                                      September 30,       December 31,
                                                                                          2000                 1999
                                                                                      -------------       -------------
Cash and due from banks                                                               $   8,089,248       $   7,853,489
Federal funds sold                                                                        5,925,000           3,390,000
                                                                                      -------------       -------------
                    Total Cash and Cash Equivalents                                      14,014,248          11,243,489
                                                                                      -------------       -------------
Interest-bearing deposits in other financial institutions                                   198,000             495,000
Investment securities
      Available-for-sale                                                                  7,492,808           9,428,297
Loans, net of unearned income                                                            79,989,002          84,881,774
Loans held for sale                                                                       1,142,000             835,323
      Less:  Reserve for probable loan
       and leases losses                                                                   (766,551)           (763,638)
                                                                                      -------------       -------------
                                                                                         80,364,451          84,953,459
Bank premises and equipment                                                               5,594,700           6,051,588
Accrued interest                                                                            513,385             573,187
Cash surrender value of life insurance                                                    2,410,005           2,262,934
Other real estate owned                                                                           0             262,714
Federal reserve Bank and Other Stock , at cost                                              177,200             177,200
Other assets                                                                                812,824             780,288
                                                                                      -------------       -------------
                    Total Assets                                                      $ 111,577,621       $ 116,228,156
                                                                                      =============       =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits
          Demand deposits                                                                38,975,657          34,208,093
          Savings and NOW deposits                                                       26,638,566          28,352,216
          Money market deposits                                                           9,612,535          12,125,849
          Time deposits in denominations
           of $100,000 or more                                                            6,281,530          10,087,216
          Other time deposits                                                            19,263,655          19,749,804
                                                                                      -------------       -------------
                                                                                        100,771,943         104,523,178
          Accrued employee salary benefits                                                  963,586           1,052,156
          Accrued interest and other liabilities                                            770,614           2,022,587
                                                                                      -------------       -------------
                  Total Liabilities                                                     102,506,143         107,597,921
                                                                                      -------------       -------------

STOCKHOLDERS' EQUITY
      Contributed Capital
          Common stock - authorized 15,000,000
           shares, no par value, issued and outstanding 1,864,828 shares in 2000
           and 1,862,776 shares in 1999                                                   2,112,243           2,106,258
          Additional paid-in capital                                                      3,306,684           3,306,684
          Retained earnings                                                               3,668,466           3,256,118
          Accumulated other comprehensive income                                            (15,915)            (38,825)
                                                                                      -------------       -------------
                  Total Stockholders' Equity                                              9,071,478           8,630,235
                                                                                      -------------       -------------
                  Total Liabilities and Stockholders' Equity                          $ 111,577,621       $ 116,228,156
                                                                                      =============       =============


            See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
      FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    AND 1999


                                                        Nine Months Ended                   Three Months Ended
                                                          September 30,                        September 30,
                                                   -----------------------------       ----------------------------
                                                      2000               1999              2000             1999
                                                   -----------       -----------       -----------      -----------
INTEREST INCOME
      Interest and fees on loans                   $ 6,167,359       $ 6,229,259       $ 2,029,530      $ 2,019,503
      Interest on Investment Securities
          Obligations of U.S. Government
           Agencies and Corporations                   390,289           355,676           121,669          143,332
           Interest on other securities                  7,111             7,154             2,381            2,379
      Interest on deposits                              10,147            32,018             3,524           12,672
      Interest on Federal funds sold                   248,089           245,986           129,079           81,924
                                                   -----------       -----------       -----------      -----------
                    Total Interest Income            6,822,995         6,870,093         2,286,183        2,259,810
                                                   -----------       -----------       -----------      -----------
INTEREST EXPENSE
      Interest on savings deposits                     151,203           142,250            51,740           49,482
      Interest on NOW and
        money market deposits                          318,024           352,739           102,109          120,343
      Interest on time deposits in
       denominations of $100,000 or more               332,401           279,249           163,777           89,055
      Interest on other time deposits                  731,582           917,062           183,763          271,732
      Interest on other borrowings                       1,070                                --
                                                   -----------       -----------       -----------      -----------
                    Total Interest Expense           1,534,280         1,691,300           501,389          530,612
                                                   -----------       -----------       -----------      -----------
                    Net Interest Income              5,288,715         5,178,793         1,784,794        1,729,198
PROVISION FOR LOAN AND LEASE LOSSES                   (256,000)          (41,000)             --               --
                                                   -----------       -----------       -----------      -----------
                    Net Interest Income After
                      Provision for Loan
                      and Lease Losses               5,032,715         5,137,793         1,784,794        1,729,198
                                                   -----------       -----------       -----------      -----------


            See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
      FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    AND 1999


                                                    Nine Months Ended                  Three Months Ended
                                                      September 30,                       September 30,
                                              -----------------------------       -----------------------------
                                                  2000             1999               2000              1999
                                              -----------       -----------       -----------       -----------
OTHER INCOME
      Fees and service charges                $ 1,093,187       $ 1,096,931       $   365,605       $   377,818
      Other Income                                 12,380            20,387             2,376             6,467
                                              -----------       -----------       -----------       -----------
                    Total Other Income          1,105,567         1,117,318           367,981           384,285
                                              -----------       -----------       -----------       -----------
OTHER EXPENSES
      Salaries and employee benefits            2,505,853         2,717,287           706,500           895,515
      Occupancy expense of premises               473,324           464,921           162,276           149,145
      Furniture and equipment expenses            380,794           455,357            73,746           155,500
      Net (gain)/loss on sale of
        fixed assets                               33,390              --              33,390              --
      Net (gain)/loss on sale of
       other real estate owned                     12,143            (6,462)             --                --
      Other expenses (Note #2)                  2,022,430         1,936,531           480,771           692,886
                                              -----------       -----------       -----------       -----------
                    Total Other Expenses        5,427,934         5,567,634         1,456,683         1,893,046
                                              -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                        710,348           687,477           696,092           220,437
INCOME TAXES                                     (298,000)         (282,000)         (292,000)          (93,000)
                                              -----------       -----------       -----------       -----------
NET INCOME                                    $   412,348       $   405,477       $   404,092       $   127,437
                                              ===========       ===========       ===========       ===========
EARNINGS PER SHARE OF
 COMMON STOCK (Note #3)
  BASIC                                       $      0.22       $      0.22       $      0.22       $      0.07
                                              ===========       ===========       ===========       ===========
  DILUTED                                     $      0.22       $      0.20       $      0.22       $      0.06
                                              ===========       ===========       ===========       ===========


            See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    AND 1999


                                                                                                          Accumulated
                                                 Number of                    Additional                      other
                                                   Shares        Common         Paid-in      Retained     comprehensive
                                                Outstanding       Stock         Capital      Earnings        income         Total
                                                -----------    -----------    -----------   -----------   -----------    ----------
BALANCE, January 1, 1999                          1,862,776    $ 2,106,258    $ 3,306,684   $ 3,280,982   $    34,235    $8,728,159
      Comprehensive income
           Net Income                                                                           405,477                     405,477
           Unrealized security holding losses
               (net of $16,396 tax)                                                                           (53,234)      (53,234)
  Less reclassification adjustments
             for gains(net of $2,638 tax)                                                                      (3,643)       (3,643)
                                                                                                                         ----------
           Total other comprehensive income                                                                                 (56,877)
      Total Comprehensive income                    348,600
                                                -----------    -----------    -----------   -----------   -----------    ----------

BALANCE, September 30, 1999                       1,862,776    $ 2,106,258    $ 3,306,684   $ 3,686,459   $   (22,642)   $9,076,759
                                                ===========    ===========    ===========   ===========   ===========    ==========


                                                                                                          Accumulated
                                                 Number of                    Additional                      other
                                                   Shares        Common         Paid-in      Retained     comprehensive
                                                Outstanding       Stock         Capital      Earnings        income         Total
                                                -----------    -----------    -----------   -----------   -----------    -----------
BALANCE, January 1, 2000                          1,862,776    $ 2,106,258    $ 3,306,684   $ 3,256,118   $   (38,825)   $ 8,630,235
Stock options exercised                               2,052          5,985                                                     5,985

      Comprehensive income
           Net Income                                                                           412,348                      412,348
           Unrealized security holding gains
               (net of $11,525 tax)                                                              22,910                       22,910
                                                                                                                         -----------
           Total other comprehensive income                                                                                   22,910
      Total Comprehensive income                                                                                             435,258
                                                -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, September 30, 2000                       1,864,828    $ 2,112,243    $ 3,306,684   $ 3,668,466   $   (15,915)   $ 9,071,478
                                                ===========    ===========    ===========   ===========   ===========    ===========


            See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Increase/(Decrease) in Cash and Cash Equivalents                              2000            1999
                                                                          ------------    ------------
    Cash Flows from Operating Activities
        Interest and fees received                                        $  6,382,176    $  6,296,712
        Service fees and other income received                               1,151,100       1,117,318
        Interest paid                                                       (1,511,093)     (1,792,484)
        Cash paid to suppliers and employees                                (6,163,143)     (4,880,252)
        Income taxes paid                                                     (582,594)       (495,629)
                                                                          ------------    ------------
                Net Cash Provided By/(Used In) Operating Activities           (723,554)        245,665
                                                                          ------------    ------------

    Cash Flows From Investing Activities
        Proceeds from maturities of investment securities
         available-for-sale                                                  3,000,000       4,008,178
        Purchase of investment securities available-for-sale                (1,000,170)     (8,468,171)
        Net(increase)/decrease of deposits in other
         financial institutions                                                297,000        (396,000)
        Net loans made to customers and principal collections
         of loans                                                            4,789,967       4,683,253
        Proceeds from sale of OREO                                             125,137          31,102
        Recoveries on loans previously written off                              18,824          94,551
        Capital expenditures                                                   (25,168)       (234,079)
        Proceeds from sale of property, plant and equipment                     33,973          48,091
                                                                          ------------    ------------
                Net Cash Provided By/(Used In) Investing Activities          7,239,563        (233,075)
                                                                          ------------    ------------

    Cash Flows From Financing Activities
        Proceeds from the exercise of stock options                              5,985            --
        Net increase in demand deposits, NOW
         accounts, savings accounts, and money market
         deposits                                                              540,600       4,681,543
        Net decrease in certificates of deposit                             (4,291,835)     (5,836,409)
                                                                          ------------    ------------
                    Net Cash Provided By/(Used In) Financing Activities     (3,745,250)     (1,154,866)
                                                                          ------------    ------------
Net Increase/(Decrease) in Cash and Cash Equivalents                         2,770,759      (1,142,276)
Cash and Cash Equivalents, Beginning of year                                11,243,489      12,288,959
                                                                          ------------    ------------
Cash and Cash Equivalents, End of quarter                                 $ 14,014,248    $ 11,146,683
                                                                          ============    ============


            See accompanying notes to compiled financial statements.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


 Net Cash Used in Operating Activities
    Net Income/(Loss)                                                     $    412,348    $    405,477
                                                                          ------------    ------------
    Adjustments to Reconcile Net Income to
     Net Cash Provided By/(Used In) by Operating Activities
        Depreciation and amortization                                          389,790         407,056
        Provision for probable credit losses                                   256,000          41,000
        Provision for oreo                                                      31,681
        Loss on sale of equipment                                               33,390            --
        (Gain)/Loss on sale of other real estate owned                          12,143          (6,462)
        Decrease in taxes payable                                             (284,594)       (213,629)
        Increase in other assets                                              (146,417)        (17,944)
        Decrease in unearned loan fees                                        (475,718)       (430,773)
        (Increase)/decrease  in interest receivable                             59,802        (115,756)
        Increase/(decrease) in interest payable                                 23,187        (101,184)
        Increase/(decrease) in accrued expense and other liabilities        (1,035,166)        277,880
                                                                          ------------    ------------
                Total Adjustments                                           (1,135,902)       (159,812)
                                                                          ------------    ------------
                Net Cash Provided by/(Used In) Operating Activities       $   (723,554)   $    245,665
                                                                          ============    ============

Supplementary Information
      Change in valuation allowance for investment securities             $     22,910    $     56,877
                                                                          ============    ============


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the nine and three-month periods ended September 30, 2000 and 1999:


                                     Nine Months Ended         Three Months Ended
                                       September 30,             September 30,
                                 -----------------------   ------------------------
                                    2000         1999          2000         1999
                                 ----------   ----------   ----------    ----------
Data processing                  $  459,053   $  508,992   $  149,794    $  160,372
Marketing expenses                  119,056      199,233       40,722        59,533
Office supplies, postage
 and telephone                      255,500      239,266       82,399        79,248
Professional expenses               656,185      480,183      222,785       213,252
Bank insurance and assessments      101,746      121,272       32,147        40,829
Other                               430,890      387,585      (47,076)      139,652
                                 ----------   ----------   ----------    ----------
          Total Other Expenses   $2,022,430   $1,936,531   $  480,771    $  692,886
                                 ==========   ==========   ==========    ==========

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




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

RESULTS OF OPERATIONS

           The Company incurred net income of $412,348 for the nine months ended September 30, 2000 as compared to $405,477 for the same period in 1999.

NET INTEREST INCOME

           The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased $110,000 or 2.1% in the nine-month period ended September 30, 2000, as compared to the same period in 1999. This increase was due primarily to a $47,000 decrease in interest income and a $157,000 decrease in interest expense. The net change was substantially a result of the decrease in interest on loans offset by a decrease in interest on other time deposits.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




           The Bank's net interest income increased $56,000 or 3.2% for the three month period ended September 30, 2000 as compared to the same period in 1999. This increase was due primarily to a $26,000 increase in interest income and a $29,000 decrease in interest expense. The net change is due to an increase in interest on federal funds sold offset with a decrease in interest on obligations of U.S. Government Agencies and Corporations. The decrease in interest expense is due to decreases in interest on other time deposits and NOW and money markets offset with an increase in interest on time deposits of $100,0000 or more.

           Outstanding loans decreased during the nine-month period ended September 30, 2000, by $4,586,000 as a direct result of loans being paid off. During this period total deposits decreased by $3,751,000. The deposit mix changed significantly as demand deposits increased by $4,768,000, money market accounts decreased $2,513,000, savings and NOW accounts decreased by $1,714,000, time deposits in excess of $100,000 decreased $3,806,000, and other time deposits decreased $486,000. The net interest margin (net interest income expressed as a percentage of interest income) was 78 percent in 2000 as compared to 75 percent in 1999.

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

           The following reflects the Company's net interest income sensitivity analysis as of September 30, 2000:

              (Dollars in Thousands)

                                        Estimated Net
                    Simulated          Interest Income
                  Rate Changes           Sensitivity
                -----------------      ---------------
                +200 Basis Points                 3.8%
                -200 Basis Points                -4.4%

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




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

           During the nine month period ended September 30, 2000, a provision was made of $256,000 as compared to $41,000 for the same period in 1999. The net charge-offs on previously granted loans was approximately $253,000 for the nine months ended September 30, 2000, as compared to net charge-offs of approximately $25,000 for the same period in 1999.

           During the three month period ended September 30, 2000 and 1999, no provision was booked. The net recoveries on previously granted loans was approximately $8,000 for the three months ended September 30, 2000, as compared to net charge-offs of $10,000 for the same period in 1999.

OTHER INCOME

           The decrease of $12,000 or 1.1%, in other income in the nine month period ended September 30, 2000, as compared to 1999 was due primarily to decreases in fees and service charges of $8,000 and a decrease in miscellaneous other income of $4,000. The decrease of $16,000 or 4.2% in the three month period ended September 30, 2000, as compared to 1999, was due primarily to decreases in fees and service charges of $12,000 and decreases in other income of $4,000.

OTHER EXPENSES

           Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expense, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense, decreased by approximately $140,000 or 2.5%, during the nine month period ended September 30, 2000, as compared to the same period in 1999. The decrease in other expenses is related to several factors. The departure of the CEO, which increased Supplemental Executive Retirement Plan (SERP) expense and incurred a contract payment expense, both of which totaled approximately $448,000. This was offset by decreases in salary and other employee expenses of approximately $471,000 due to staff level reductions. There was an accrued legal expense settled subsequent to December 1999 for an amount less than the amount accrued which resulted in a decrease of approximately $102,000 in other expenses.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




           The $470,000 or 24.8% decrease in other expenses during the three-month period ended September 30, 2000, was affected by decreases in salaries and employee benefits of approximately $189,000 due to staff level reductions. There was a reduction of total other expenses of approximately $212,000. The majority of the decrease was due to the accrued legal expense mentioned above and a reduction in miscellaneous other expenses of $63,000 in administrative expenses which include SERP expense, directors retirement expense and board fees.

FINANCIAL CONDITION AND LIQUIDITY

           During the nine months ended September 30, 2000, the Company's assets decreased by approximately $4,651,000 or 4.0%, compared to December 31, 1999. The Company continued to have adequate cash resources with approximately $8,089,000 of cash held on deposit at other financial institutions, $198,000 of interest-bearing deposits in other financial institutions, $5,810,000 of investment securities (net of investments pledged as collateral), and $5,925,000 in Federal Funds Sold at September 30, 2000. The Bank's investment portfolio contains $39,000 of unrealized losses on estimated fair values when compared to book values at September 30, 2000. Investment securities totaling $3,000,000 matured during the nine month period ended September 30, 2000. The total loans placed on non-accrual status (not generating income currently) amounted to approximately $74,000 at September 30, 2000. All loans on non-accrual status are considered to be impaired.

           Total shareholders' equity increased from approximately $8,630,000 at December 31, 1999, to $9,071,000 at September 30, 2000, primarily as a result of net income generated for the nine months then ended and a decrease in the valuation allowance for investment securities.

           The Company's and the Bank's primary regulators, the Federal Reserve Board, and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for federal regulatory purposes. As of September 30, 2000, the Company had a ratio of capital to risk-weighted assets of 10.99%, a ratio of Tier 1 capital to risk-weighted assets of 10.13%, and a leverage capital ratio of 8.04%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




NON-PERFORMING LOANS

           The following table sets forth information regarding the Bank's non-performing loans at September 30, 2000, and December 31, 1999.


                 (dollars in thousands)                 September 30, December 31,
                                                            2000         1999
                                                          ---------    ---------
Accruing Loans More Than 90 Days Past Due (1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                $      17    $      14
                                                          ---------    ---------
        Total Loans Past Due More Than 90 Days                   17           14
                                                          ---------    ---------
Renegotiated loans (2)
Non-accrual loans (3)
      Aggregate loan amounts
          Commercial, financial and agricultural                 74          269
          Real estate                                                        226
                                                          ---------    ---------
        Total Non-Accrual Loans                           $      74    $     495
                                                          =========    =========
        Total Non-Performing Loans                        $      91    $     509
                                                          =========    =========


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those, which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 2000 and 1999.

(3) There were two loans on non-accrual status totaling approximately $74,000 at September 30, 2000, and three loans totaling approximately $495,000 at December 31, 1999.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




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

           As of September 30, 2000, the Bank's classified loans consisted of approximately $2,923,000 of loans classified as substandard and doubtful. The Bank's $2,923,000 of loans classified as substandard and doubtful consisted of approximately $2,832,000 of performing loans and approximately $91,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

           The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 2000, reflected an amount, which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 1999.

           The reserve for probable loan and lease losses at September 30,2000, was $767,000 or .94% of total loans and leases, as compared to $764,000 or .89% of total credits at December 31, 1999. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




           The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                September 30,  December 31,
(Dollars in Thousands)                             2000            1999
                                                   ----          -------
Allowance for Loan Losses                          $764         $    686
                                                   ----          -------
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and agricultural    235               94
          Real estate mortgage
          Consumer loans                             38              103
                                                   ----          -------
                             Total Charge-Offs      273              197
                                                   ----          -------
     Recoveries
          Commercial, financial and agricultural      6               27
          Real estate mortgage
          Consumer loans                             14               82
                                                   ----          -------
                             Total Recoveries        20              109
                                                   ----          -------
Net Charge-Offs                                     253               88
Provision Charged to Operations                     256              166
                                                   ----          -------
Balance, End of period                             $767         $    764
                                                   ====          =======

Net Charge-Offs During the Period to Average
 Loans Outstanding During the Period Ended         0.33%            0.10%
                                                   ====          =======
Allowance for Loan Losses to Total Loans           0.94%            0.89%
                                                   ====          =======


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

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999




                                     PART II

                                OTHER INFORMATION

Effective October 1, 2000, the Bank and the Bancorp employed Mr. Norman Morales as the new Chief Executive Officer and President. Mr. Morales served as Executive Vice President/Chief Operating Officer and Chief Credit Officer of Cedars Bank, Los Angeles, California from February 1999 through September 2000. His previous executive experiences include the following: Executive Vice President and Chief Financial Officer for Hawthorne Savings, F.S.B. in El Segundo, California for four years, Executive Vice President and Chief Financial Officer and Chief Administrative Officer of Southern California Bank in La Mirada, California for seven and a half years, and Vice President of Corporate Cash Management at Security Pacific National Bank in Los Angeles, California for two and a half years.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:  Data Schedule

         b)    Reports on Form 8-K:  None

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999


                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2000.


                                   VINEYARD NATIONAL BANK



                                   By: /s/ Sara Ahern
                                       --------------------
                                       Sara Ahern
                                       Corporate Secretary