Form 10-K405
period 2000-12-31
VINEYARD NATIONAL BANCORP
filed 2001-03-30
CIK 840256

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000          Commission File No. 0-20862

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

                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 2001, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $6,008,829. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

     1,864,826 shares of Common Stock of the registrant were outstanding at March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001, are incorporated by reference in Part III of this Form 10-K.

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

VNB's principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 - Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

As of December 31, 2000, the Company had total consolidated assets of approximately $110.1 million, total consolidated net loans of approximately $79.5 million, total consolidated deposits of approximately $99.6 million and total stockholders' equity of approximately $9.3 million.

THE BANK

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981.

The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted under law. The Bank is a member of the Federal Reserve System.

The Bank presently operates five offices, one in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, Crestline, and Blue Jay, California, which are located between approximately 30 to 70 miles east of Los Angeles, California. In February, 2001 the Bank opened a loan production office in Manhattan Beach which is located approximately 20 miles southwest of Los Angeles.

VINEYARD SERVICE COMPANY, INC.

The Bank owns 100% of the capital stock of Vineyard Service Company, Inc., which conducts operations out of the Bank's office in Rancho Cucamonga, California. The Company was formed to provide services to both customers of the Bank and others, including life and disability insurance. At present, the assets, revenues and earnings of Vineyard Service Company, Inc., are not material in amount compared to the Bank.

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

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans. In addition, the Bank provides safe deposit, collection, traveler's checks, notary public and other customary non-deposit banking services.

DEPOSITS OF VINEYARD NATIONAL BANK

Deposits represent the Bank's primary source of funds. As of December 31, 2000, the Bank had approximately 5,577 demand deposit accounts representing aggregate deposits of approximately $36,856,000 with an average account balance of $6,611, approximately 2,312 accounts representing approximately $25,825,000 in "NOW", super "NOW" and money market checking accounts with an average account balance of $11,170, approximately 3,561 accounts representing approximately $9,966,000 in savings deposits with an average account balance of $2,799 and approximately 1,432 accounts representing approximately $26,937,000 in time deposits ("TCD's") with an average account balance of $18,811. Of the total deposits at December 31, 2000, $6,526,000 were in the form of TCD's in denominations greater than $100,000 and $378,000 were municipal and other governmental deposits.

During the 12 months ended December 31, 2000, average demand deposits increased by approximately $2,962,000 or 8.7%, and "NOW", super "NOW" and money market checking accounts decreased by approximately $2,549,000 or 8.65%. Average savings deposits increased by approximately $427,000 or 4.4%, while average time deposits decreased by approximately $5,561,000 or 16.7%, including a decrease of $2,096,000 in average time certificates of deposits of $100,000 or more.

The Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effects resulting from the loss of a substantial depositor. At December 31, 2000, no individual, corporate or public depositor accounted for more than approximately 1.5% of the Bank's total deposits, and the five largest deposit accounts collectively represented 5% of total deposits.

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


(Dollars in Thousands)                                                  Year Ended December 31,
                                                                      2000                   1999
                                                              --------------------   -------------------
                                                               Average    Percent     Average     Percent
                                                               Balance    of Total    Balance     of Total
                                                              --------    --------    --------    -------
Assets
      Investment Securities
          Taxable                                            $   8,650       7.6     $   9,177       7.8
      Federal funds sold                                         5,709       5.0         6,278       5.3
      Due from banks-time deposits                                 209       0.2           865       0.7
      FRB & Other Stock                                            182       0.2           177       0.2
      Loans                                                     82,436      72.8        84,781      72.2
      Reserve for loan and lease losses                           (735)     (0.6)         (676)     (0.6)
                                                             ---------     -----     ---------     -----
               Net Loans and Leases                             81,701      72.2        84,105      71.6
                                                             ---------     -----     ---------     -----
               Total Interest Earning Assets                    96,451      85.2       100,602      85.6
      Cash and non-interest earning deposits                     7,265       6.4         7,339       6.2
      Net premises, furniture and equipment                      5,773       5.1         6,282       5.4
      Other assets                                               3,676       3.3         3,267       2.8
                                                             ---------     -----     ---------     -----
               Total Assets                                  $ 113,165     100.0     $ 117,490     100.0
                                                             =========     =====     =========     =====
Liabilities and Stockholders' Equity
      Savings deposits 1                                        37,046      32.7        39,173      33.1
      Time deposits                                             27,719      24.5        33,279      31.9
      Short-term borrowings                                         18       0.0             0       0.0
                                                             ---------     -----     ---------     -----
               Total Interest-bearing Liabilities               64,783      57.2        72,452      65.0
      Demand deposits                                           37,097      32.8        34,134      26.2
      Other liabilities                                          2,372       2.1         1,909       1.3
                                                             ---------     -----     ---------     -----
               Total Liabilities                               104,252      92.1       108,495      92.5
Stockholders' Equity                                             8,913       7.9         8,995       7.5
                                                             ---------     -----     ---------     -----
               Total Liabilities and Stockholders' Equity    $ 113,165     100.0     $ 117,490     100.0
                                                             =========     =====     =========     =====

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


(Dollars in Thousands)                                            2000                          1999
                                                      ----------------------------   -----------------------------
                                                      Average              Average   Average               Average
                                                      Balance    Interest   Yield    Balance     Interest    Yield
                                                      -------    --------   -----    -------     --------    -----
Earning Asset
      Investment Securities
          U.S. Treasury(2)                           $      0           0    0.0%    $     63           3    4.8%
          U.S. Government agencies(2)                   8,706         495    5.7%       9,118         500    5.5%
                                                     --------    --------            --------    --------
              Total Investment Securities               8,706         495    5.7%       9,181         503    5.5%
      Federal funds sold                                5,709         365    6.4%       6,278         301    4.8%
      Due from banks - time deposits                      209          14    6.7%         865          45    5.2%
      FRB & Other Stock                                   182           9    4.9%         177           9    5.1%
      Loans(1)                                         82,436       8,082    9.8%      84,781       8,137    9.6%
                                                     --------    --------            --------    --------
               Total Interest Earning Assets         $ 97,242    $  8,965    9.2%    $101,282    $  8,995    8.9%
                                                     ========    ========            ========    ========
Interest Bearing Liabilities
      Domestic Deposits and Borrowed Funds
          Savings deposits(3)                          37,046         622    1.7%      39,173         661    1.7%
          Time deposits                                27,719       1,426    5.1%      33,279       1,543    4.6%
          Short-term borrowings                            18           1    5.6%           0           0    0.0%
                                                     --------    --------            --------    --------
               Total Interest Bearing Liabilities    $ 64,783    $  2,049    3.2%    $ 72,452    $  2,204    3.0%
                                                     ========    ========            ========    ========


The table below shows the net interest earnings and the net yield on average earning assets (net of the allowance for loan and lease losses).


(Dollars in Thousands)                                              2000        1999
                                                                  ----------  ---------
Total interest income(1)                                             $ 8,965     $ 8,994
Total interest expense(4)                                              2,049       2,204
Total interest earnings(1)                                             6,916       6,790
Total average earning assets                                          97,238     101,282
Net yield on average earning assets(1)                                   7.1%        6.7%
Net yield on average earning assets (excluding loan fees)(1)             6.6%        6.1%


(1) Loans, net of unearned income, include non-accrual loans but do not reflect average allowance for loan and lease losses of $735,000 in 2000 and $676,000 in 1999. Loan fees of $463,000 in 2000 and $585,000 in 1999, are included in loan interest income. There were three non-accruing loans totaling approximately $307,000 at December 31, 2000 and three non-accruing loans totaling approximately $495,000 at December 31, 1999.

(2) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(3) Savings deposits includes savings, NOW, Super NOW and Money Market deposit accounts.

(4) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts, Time Deposits and Federal Funds Purchased.

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



(Dollars in Thousands)                 Investment  Federal            FRB &
                                       Securities   Funds             Other      Time
                                         Taxable    Sold   Loans(1)   Stock    Deposits    Total
                                       ---------- -------- -------- ---------  --------   -------
Interest Earned On:
2000 compared to 1999
      Increase/(decrease) due to:
          Volume changes                  $ (30)    $ (24)    $(248)    $--       $ (44)    $(346)
          Rate changes                       22        88       193      --          13       316
                                          -----     -----     -----     -----     -----     -----
               Net Increase/(Decrease)    $  (8)    $  64     $ (55)    $--       $ (31)    $ (30)
                                          =====     =====     =====     =====     =====     =====

Interest Earned On:
1999 compared to 1998
      Increase/(decrease) due to:
          Volume changes                  $ 202     $   9     $(194)    $   1     $  26     $  44
          Rate changes                      (14)       (8)     (201)       (2)       (1)     (226)
                                          -----     -----     -----     -----     -----     -----
               Net Increase/(Decrease)    $ 188     $   1     $(395)    $  (1)    $  25     $(182)
                                          =====     =====     =====     =====     =====     =====



(1) Includes decrease in loan fees of $122,000 in 2000 and a decrease of $93,000 in 1999.


(Dollars in Thousands)                            Savings        Time     Short-term
                                                Deposits(3)    Deposits   Borrowings(2)   Total
                                                -----------    --------   -------------   -----
Interest Paid On:
2000 compared to 1999
      Increase/(decrease) due to:
          Volume changes                            $ (35)       $(340)       $   1        $(374)
          Rate changes                                 (4)         223            0          219
                                                    -----        -----        -----        -----
                      Net Increase/(Decrease)       $ (39)       $(117)       $   1        $(155)
                                                    =====        =====        =====        =====

Interest Paid On:
1999 compared to 1998
      Increase/(decrease) due to:
          Volume changes                            $  22        $(150)                    $(128)
          Rate changes                                (17)        (203)                     (220)
                                                    -----        -----        -----        -----
                      Net Increase/(Decrease)       $   5        $(353)                    $(348)
                                                    =====        =====        =====        =====


(2) Short-term Borrowings consist of Federal Funds Purchased.
(3)Savings deposits include saving, NOW, Super NOW and Money Market deposit accounts.




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



                                            2000                  1999
                                       Available-for-Sale    Available-for-Sale
                                       ------------------    -----------------
U.S. Agency Securities                       5,520                9,423
Other securities                                 7                    5
                                         ---------              -------
                                         $   5,527              $ 9,428
                                         =========              =======


The following table shows the maturities of investment securities at December 31, 2000, and the weighted average yields of such securities.




        (Dollars in Thousands)                     Due In          Due After One But
                                              One Year or Less     Within Five Years
                                              ------------------   ------------------
                                              Available-for-Sale   Available-for-Sale
                                              ------------------   ------------------
                                               Amount    Yield      Amount    Yield
                                              ---------  -------   ---------  -------
U.S. Agencies                                   $5,024    5.50%       $ 496    5.52%


Other securities do not have a predetermined maturity date.

LOAN PORTFOLIO

The following table sets forth the amount of loans outstanding for each of the past two years.



              (Dollars in Thousands)                     December 31,
                                                  --------------------------
                                                      2000           1999
                                                  ----------      ----------
Types of Loans
      Domestic
      Commercial, financial and agricultural        $ 10,665        $ 14,671
      Real estate construction                         5,588           6,602
      Real estate mortgage                            51,291          45,370
      Installment loans to individuals                12,049          18,852
      Loans held for sale                                235             835
      All other loans (including overdrafts)             180             170
                                                    --------        --------
                                                      80,008          86,500
      Less:
          Unearned income                               (484)           (783)
          Allowance for loan and lease losses           (784)           (764)
                                                    --------        --------
                      Total                         $ 78,740        $ 84,953
                                                    ========        ========


Real estate mortgage loans are comprised of multi-family real estate loans, SFR's and commercial real estate loans which represent 1.3%, 12.2% and 49.5% of total loan commitments respectively. The growth of commercial real estate loans is the result of consistent promotions and competitive pricing.

Installment loan concentrations remain in auto loans, both indirect and direct. The auto financing area exhibits a good diversity in customers and smaller loan totals. Indirect dealer loans represent approximately 28% of total installment loans. Approximately 90% of all indirect loans are "A/B" paper. While the Bank goes to adequate lengths to assess its auto dealers, the risks are evident with this type of financing.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 2000.


               (Dollars in Thousands)                                         Maturing
                                                                 ------------------------------------
                                                                   Within       One to         After
                                                                  One Year     Five Years    Five Years      Total
                                                                 ----------   ----------    ----------     --------
Domestic
      Commercial, financial and agricultural                      $ 7,067       $ 3,176       $   422       $10,665
      Real estate construction                                      5,588         5,588
      Real estate mortgage                                          9,555        24,992        16,979        51,526
      Installment loans to individuals                              2,550         8,634           865        12,049
      All other loans                                                 180                                       180
                                                                  -------       -------       -------       -------
                      Total                                       $24,940       $36,802       $18,266       $80,008
                                                                  =======       =======       =======       =======

Loans and leases with predetermined interest rates                  4,677        17,754        18,266        40,697
Loans and leases with floating or adjustable interest rates        20,263        19,048        39,311
                                                                  -------       -------       -------       -------
                      Total                                       $24,940       $36,802       $18,266       $80,008
                                                                  =======       =======       =======       =======



ASSET/LIABILITY MANAGEMENT

The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 2000. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Based upon the interest rate sensitivity gap set forth below and the fact that the Bank's demand and savings deposits, which comprised more than 47% of its total deposits at December 31, 2000, have tended to be relatively insensitive to rising interest rates, management believes that the Company's net interest margin will not be significantly impacted by changes in interest rates.

RISK ELEMENTS


(Dollars in Thousands)                         Three      Over Three      Over One
                                               Months      Through         Through        Over       Non-interest
                                              or Less     12 Months       Five Years    Five Years       Bearing        Total
                                              -------     ---------       ----------    ----------    -------------    -------
Assets
      Interest-bearing deposits
        in other financial institutions                      $    198                                                  $    198
      Federal funds Sold                      $  8,405                                                                    8,405
      Investment securities                      2,998       $  2,026       $    496                    $      7          5,527
      Net loans and leases                      16,865          7,805         36,765      $ 18,266          (961)        78,740
      Noninterest-bearing assets                                                                          17,883         17,883
                                              --------       --------       --------      --------      --------       --------
             Total Assets                     $ 28,268       $ 10,029       $ 37,261      $ 18,266      $ 16,929       $110,753
                                              ========       ========       ========      ========      ========       ========
Liabilities and Stockholders' Equity
      Noninterest-bearing deposits                                                                        36,856         36,856
      Interest-bearing deposits                 45,176         15,773          1,778                                     62,727
      Other liabilities                                                                                    1,875          1,875
Stockholders' Equity                                                                                       9,295          9,295
                                              --------       --------       --------      --------      --------       --------
             Total Liabilities and
             Stockholders' Equity             $ 45,176       $ 15,773       $  1,778      $      0      $ 48,026       $110,753
                                              ========       ========       ========      ========      ========       ========

Interest Rate Sensitivity Gap                 $(16,908)      $ (5,744)      $ 35,483      $ 18,266      $(31,097)      $      0
                                              ========       ========       ========      ========      ========       ========
Cumulative Interest Rate Sensitivity Gap      $(16,908)      $(22,652)      $ 12,831      $ 31,097      $      0       $      0
                                              ========       ========       ========      ========      ========       ========


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

The following reflects the Company's net interest income sensitivity analysis as of December 31, 2000:

            (Dollars in Thousands)           Estimated Net           Market Value
          Simulated                         Interest Income     ------------------------
         Rate Changes                         Sensitivity       Assets       Liabilities
         ------------                       ---------------     ------       -----------
         +200 Basis Points                       3.9%          $108,408        $100,487
         -200 Basis Points                      -4.6%          $112,680        $103,482


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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                  (Dollars in Thousands)                 December 31,
                                                     --------------------
                                                       2000         1999
                                                     --------     -------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals              $ 25        $ 14
      Aggregate leases
Renegotiated loans(2)
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial                                     131         269
          Real estate                                    176         226
                                                        ----        ----
                                                        $332        $509
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

(3) There were three loans on non-accrual status totaling approximately $307,000 at December 31, 2000, and three loans totaling approximately $495,000 at December 31, 1999. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $9,000 in 2000 and $23,000 in 1999, respectively.

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

As of December 31, 2000, the Bank's classified loans consist of $3,692,000 of loans classified as substandard and $21,000 of loans classified as loss. The Bank's $3,692,000 in loans classified as substandard consisted of $3,406,000 of performing loans and $311,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally charged off. All other loans are charged off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

With the exception of these loans, management is not aware of any loans as of December 31, 2000, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by the Comptroller. Accordingly, there can be no assurance that other loans will not become included in the table above in the future. FOREIGN OUTSTANDINGS

The Bank did not have any loans, acceptances, interest-bearing deposits or other monetary assets of any foreign country.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

The following table sets forth an analysis of the Bank's loan and lease experience, by category, for the past two years.


(Dollars in Thousands)                                                                   December 31,
                                                                                    -----------------------
                                                                                      2000           1999
                                                                                    -------         -------
Loans and Leases Outstanding, Year-end(1)                                           $79,524         $85,717
                                                                                    =======         =======
Average Amount of Loans and Leases Outstanding(1)                                   $82,436         $84,791
                                                                                    =======         =======
Loans and Lease Loss Reserve Balance, Beginning of year                             $   764         $   686
                                                                                    -------         -------
Allowance on Loans Acquired in Business Combination
      Charge-offs
          Domestic
              Commercial, financial and agricultural                                    305              94
              Real estate - construction
              Real estate - mortgage
              Consumer loans                                                             61             103
              Lease financing
                                                                                    -------         -------
                                                                                        366             197
      Foreign
                                                                                    -------         -------
                                                                                        366             197
                                                                                    -------         -------
      Recoveries
          Domestic
              Commercial, financial and agricultural                                    110              27
              Real estate - construction
              Real estate - mortgage
              Consumer loans                                                             20              82
              Lease financing
                                                                                    -------         -------
                                                                                        130             109
      Foreign
                                                                                    -------         -------
                      Net Charge-offs/(recoveries)                                      236              88
                                                                                    -------         -------
      Additions/(Reductions) charged to operations                                      256             166
                                                                                    -------         -------
Allowance for Loan and Lease Loss, End of year                                      $   784         $   764
                                                                                    =======         =======
Ratio of Net Charge-offs/(Recoveries) During the Year
 to Average Loans and Leases Outstanding During the Year                               0.29%           0.10%
                                                                                    =======         =======
Ratio of Allowance for Loan and Lease Losses to Loans and Leases at Year-end           0.99%           0.89%
                                                                                    =======         =======


(1) Net of unearned income

The allowance for loan losses is maintained through provisions, charged to operating expenses, at a level considered adequate to provide for potential loan losses, based on management's evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of examination. The Bank was most recently examined by the Comptroller as of December 31, 2000. Although, as yet, a report of examination has not been issued which, when subsequently issued, may require the Bank to recognize additions to the allowance.

The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's lending committee which is comprised of three directors, the President and Executive Vice President/Chief Credit Officer of the Bank. In addition, each loan officer has primary responsibility to conduct credit documentation reviews of all loans made by that officer.

The Bank also maintains a program of periodic review of all existing loans. The Bank retains an outside consultant to review all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem loans or leases identified in the review process are scheduled for special attention and remedial action and, where appropriate, reserves are established for such loans and leases. For a discussion of the Bank's problem credits as of December 31, 2000, see "RISK ELEMENTS - Non-accrual, Past Due and Restructured Loans and Potential Problem Loans."

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

At December 31, 2000 and 1999, the Bank had loans amounting to approximately $307,000 and $495,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $245,000 and $164,000 for the year ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to these impaired loans amounted to $21,000 at December 31, 2000 and $0 at December 31, 1999.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Although the Bank does not normally allocate the allowance for loan and lease losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table. The allocations are estimates based upon historical loss experience and management's judgment.


(Dollars in Thousands)                                                Year Ended December 31,
                                                         --------------------------------------------------
                                                                   2000                      1999
                                                         -------------------------  -----------------------
                                                                      Percent of               Percent of
                                                                       Loans in                 Loans in
                                                         Allowance       Each       Allowance     Each
                                                         for Loan     Category to   for Loan   Category to
                                                          Losses      Total Loans    Losses    Total Loans
                                                         ----------   ------------  ---------  ------------
Domestic
      Commercial, financial and agricultural                $  180           15.8      $  78          17.0
      Real estate                                              145           66.0                     61.2
      Installment loans to individuals                          24           18.2         10          21.8
      Lease financing
Foreign
Unallocated allowance                                          435                       676
                                                           --------      --------    --------       -------
                      Total                                 $  784          100.0      $ 764         100.0
                                                           ========      ========    ========       =======



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

DEPOSITS

The average amount of and the average rate paid on deposits is summarized below:


(Dollars in Thousands)                                        Year Ended December 31,
                                                     ------------------------------------------
                                                            2000                   1999
                                                     --------------------  --------------------
                                                     Average    Average     Average     Average
                                                     Balance      Rate      Balance      Rate
                                                     ---------  ---------  ----------   -------
In Domestic Offices
      Noninterest bearing demand deposits             $37,097                $34,134
      Savings deposits(1)                              37,046       1.7%      39,173       1.7%
      Time deposits                                    27,719       5.1%      33,279       4.6%
                                                     --------              ---------
                      Total Deposits                 $101,862       3.2%    $106,586       3.0%
                                                     ========              =========



(1) Includes Savings, NOW, Super NOW and Money Market Deposit Accounts.

Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:


(Dollars In Thousands)                                    December 31,
                                                              2000
                                                          ------------
Three months or less                                       $   2,483
Over three through 12 months                                   3,835
Over one through Five Years                                      208
                                                           $   6,526
                                                           ==========


RETURN ON EQUITY AND ASSETS

The following table sets forth the ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).


                                                 2000         1999
                                               --------     --------
Return on assets                                 0.55%       -0.02%
Return on equity                                 6.96%       -0.28%
Dividend payout ratio
Equity to asset ratio                            7.88%        7.65%


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

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 2000. [GRAPHIC OMITTED]At December 31, 2000 , the Company's capital ratios were substantially the same as the Bank.


(Dollars in Thousands)                              December 31, 2000
                                            --------------------------------
                                                  Actual           Minimum
                                            -------------------    Capital
                                             Amount     Ratio    Requirement
                                            --------   --------  -----------
Leverage ratio                               $9,281      8.41%        4.0%
Tier 1 risk-based ratio                       9,281     10.44%        4.0%
Total risk-based ratio                       10,065     11.33%        8.0%


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

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. Under these regulations, an insured depository institution will be classified in the following categories:

     o "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier I risk-based capital of 6% or greater and a leverage ratio of 5% or greater, and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

     o "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

     o "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

     o "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage ratio that is less than 3%; and

     o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

Additionally, the federal banking agencies have adopted guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to conduct periodic asset quality reviews, estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; compare problem asset totals to capital; take appropriate a corrective action to resolve problem assets, consider the size and potential risks of material asset concentration, and provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

PREMIUMS FOR DEPOSIT INSURANCE. Te FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposit to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standard used by the FDIC for its prompt corrective action regulations. A well capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analysis of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group
B), and poses a substantial probability of loss (Group C).

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

The Interstate Act also permits mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

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

RISK-BASED EXAMINATIONS. In accordance with the OCC's "supervision by risk" program, the OCC's examination philosophy is a way of allocating examiner resources to focus on those functions or activities of the bank that pose the most risk-ultimately to capital and earnings of the bank. The OCC has identified nine risk categories and definitions to measure risk: credit, interest rate, liquidity, price, foreign exchange, transaction, compliance, reputation and strategic. The risk management program is not a substitute for capital, assets, management, earnings, liquidity, an sensitivity (CAMELS) nor is it meant to change the way the bank manages it business. The OCC's supervision by risk examination procedures differentiate between large banks and community banks. A community bank is defined as a national bank with total assets of less than $1 billion or one that is part of a holding company where none of the bank's assets exceed $1 billion. Community banks can be further categorized as complex or non-complex. The rating system for the bank is based on the size and complexity of the institution. Community banks will receive only a composite risk rating and a rating on the direction or trend of the risk. The community bank risk assessment system (RAS) is meant to be a less stringent exam than the large bank exam.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS 138 in 2000.) This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS NO. 137,"Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

EMPLOYEES

At March 16, 2001, the Company had approximately 64 full-time and 28 part-time employees. Total full-time equivalent employees at March 16, 2001, were approximately 77. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information regarding the executive officers of the Company and the Bank:



      Name                      Position With Company                    Position With Bank
      ----                      ---------------------                    ------------------
Norman A. Morales                   President and                           President and
                               Chief Executive Officer                 Chief Executive Officer

Richard S. Hagan                                                      Executive Vice President/
                                                                        Chief Credit Officer

Sara F. Ahern                Chief Financial Officer and              Executive Vice President/
                                      Secretary                        Chief Financial Officer

All officers hold office at the pleasure of the Board of Directors.

Mr. Morales has served as President and Chief Executive of the Company since October 2000. Mr. Morales has been President and Chief Executive Officer of the Bank since October 2000.

Mr. Hagan was appointed Executive Vice President/Chief Credit Officer of the Bank in March 2001, and has been with the Bank since December 2000.

Mrs. Ahern has served as the Chief Financial Officer and Secretary of the Company since 2000. She has been with the Bank since 1993.

ITEM 2.  PROPERTIES

The Company's executive offices are located at the Bank's main banking office at 9590 Foothill Boulevard, Rancho Cucamonga, California.

The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar office, Blue Jay office, and Manhattan Beach loan production office are located under leases expiring in two years, three years and three years, respectively. The Bank's total occupancy expense for 2000, excluding furniture and equipment expense, approximated $622,000. Management believes that the Bank's present facilities are adequate for its present purposes.

ITEM 3.  LEGAL PROCEEDINGS

On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $860,000. The Bank had filed an appeal. The Bank had accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. During 2000 the lawsuit was settled.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading in the Company's Common Stock has been relatively inactive and the trades that do occur from time to time cannot be characterized as constituting an active trading market. The Common Stock is not listed on any national or regional stock exchange or with NASDAQ. At March 16, 2001, the Company had 571 shareholders.

The following table summarizes the high and low prices at which the shares of Common Stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                                            Sales Prices of
                                          Common Stock(1, 2, 3)
                                          --------------------
                                            High       Low
                                          --------   --------
1999
      First Quarter                        $ 6.38     $ 5.00
      Second Quarter                         6.75       4.25
      Third Quarter                          7.88       4.88
      Fourth Quarter                         8.50       4.75

2000
      First Quarter                        $ 6.25     $ 4.00
      Second Quarter                         6.00       3.50
      Third Quarter                          4.50       2.75
      Fourth Quarter                         4.25       2.38


(1) Adjusted to reflect all stock splits by the Company.

(2) Trades by directors and/or executive officers of the Company did not account for any of the trades reflected in the above table.

(3) There were no cash dividends paid during 1999 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal years ended December 31, 2000, 1999 and 1998, are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1997 and 1996, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.


                                                                                Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                     2000             1999              1998             1997            1996
                                                 ------------    -------------     ------------      ------------     ------------
Interest Income                                  $   8,965,241   $   8,994,503     $   9,178,049     $  9,213,228     $  9,011,147
Interest Expense                                     2,048,573       2,204,034         2,551,992        2,942,507        2,860,834
Net Interest Income                                  6,916,668       6,790,469         6,626,057        6,270,721        6,150,313
(Provision)/Credit  for Loan and Lease Losses         (256,000)       (166,000)         (142,982)        (143,782)        (416,900)
Other Income                                         1,581,908       1,903,441         1,915,801        1,741,588        1,837,933
Other Expenses                                      (7,173,553)     (8,564,374)       (7,648,693)      (7,330,591)      (7,437,768)
                                                 -------------   -------------     -------------     ------------     ------------
Income/(Loss) Before Taxes                           1,069,023         (36,464)          750,183          537,936          133,578
Income Taxes                                          (449,000)         11,600          (306,800)        (133,800)         (28,000)
                                                 -------------   -------------     -------------     ------------     ------------
Net Income/(Loss)                                $     620,023   $     (24,864)    $     443,383     $    404,136     $    105,578
                                                 =============   =============     =============     ============     ============
Earnings/(Loss) Per Share of Common Stock(1)
   Basic                                         $        0.33   $       (0.01)    $        0.24     $       0.22     $       0.06
   Diluted                                       $        0.33   $       (0.01)    $        0.22     $       0.21     $       0.06
Weighted Average Number of Shares(1)
   Basic                                             1,864,170       1,862,776         1,862,776        1,862,776        1,862,776
   Diluted                                           1,865,434       1,988,616         1,994,255        1,882,986        1,874,852

Balance Sheet Data
      Assets                                     $ 110,753,057   $ 116,228,156     $ 115,863,031     $111,510,812     $119,523,686
                                                 =============   =============     =============     ============     ============
      Deposits                                   $  99,583,110   $ 104,523,178     $ 105,314,990     $101,741,356     $106,602,789
                                                 =============   =============     =============     ============     ============
      Loans and Leases/(Net)                     $  78,739,572   $  84,953,459     $  87,246,922     $ 88,419,559     $ 96,737,786
                                                 =============   =============     =============     ============     ============
      Stockholders' Equity                       $   9,295,033   $   8,630,235     $   8,728,159     $  8,266,503     $  7,851,412
                                                 =============   =============     =============     ============     ============



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

For the year ended December 31, 2000, Vineyard National Bancorp on a consolidated basis reported Net Income of $620,000 compared to a Net Loss of $25,000 and Net Income of $443,000 in the comparable 1999 and 1998 periods. Basic Earnings Per Share was $0.33 in 2000 compared to Loss Per Share of $(0.01) in 1999 and Earnings Per Share of $0.24 in 1998. Diluted Earnings Per Share was $0.33 compared to Loss Per Share of $(0.01) in 1999 and Earnings Per Share of $0.22 in 1998. Consolidated total assets at December 31, 2000 were $110,753,000 compared to $116,247,000 at December 31, 1999, a decrease of 4.7%. Total deposits decreased from $104,523,000 as of December 31, 1999 to $99,583,000 at year-end 2000. Stockholders' equity was $9,295,000 at December 31, 2000, up from its $8,630,000 level a year earlier, owing primarily to net income of $620,000 plus the decrease in accumulated other comprehensive income of $38,000 from the year before.

The allowance for loan and lease losses, which serves as a "buffer" against possible future losses, had losses totaling $366,000 charged against it during 2000. Recoveries of loans previously charged-off amounted to $130,000, which were credited back to the reserve. A provision for loan and lease losses of $256,000 was recorded in 2000 compared to a provision of $166,000 in 1999 and $143,000 in 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income represents the difference between interest and fees generated on all earning assets and interest paid on interest bearing liabilities which include customer deposits and borrowed funds. Net interest income for 2000 was $6,917,000, up from the $6,790,000 reported in 1999 and $6,626,000 reported in 1998. This represents an increase of 1.9% in 2000 and 2.5% in 1999, respectively. The components of net interest income change in response to changes in rate, average balance and mix on both earning assets and liabilities.

The increase in net interest income in 2000 from 1999 was due to the decrease in interest expense exceeding the decrease in interest income. Interest income decreased $30,000 to $8,965,000 in 2000 from $8,995,000 in 1999 while interest expense decreased $155,000 to $2,049,000 from $2,204,000 in 1999. The resulting increase in net interest income can be attributed to a number of factors. First, average earning assets decreased $4,092,000. Average loans decreased from $84,781,000 in 1999 to $82,436,000. Average investment securities decreased from $9,177,000 in 1999 to $8,650,000 in 2000. Average federal funds sold decreased from $6,278,000 in 1999 to $5,709,000. Interest-earning deposits with other financial institutions decreased from $865,000 in 1999 to $209,000 in 2000. Secondly, although the volume of interest earning assets was lower on average in 2000 than in 1999, the average yield earned on these assets increased .3% from 8.9% in 1999 to 9.2% in 2000. Third, average interest-bearing liabilities decreased 10.6% from $72,452,000 in 1999 to $64,783,000 in 2000. Average savings deposits, the Bank's lowest interest paying deposit account, decreased 5.4% from $39,173,000 in 1999 to $37,046,000 in 2000. Time deposits, the Bank's highest interest paying deposit account, decreased 16.7% from $33,279,000 in 1999 to $27,719,000 in 2000 due partially to the reduction in account balances of a major public funds depositor. Fourth, the average yield paid on interest-bearing liabilities increased to 3.2% in 2000 from 3.0% in 1999.

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


(Dollars in Thousands)                                             2000                                  1999
                                                ---------------------------------------  ----------------------------------
                                                 Average                        Average  Average                    Average
                                                 Balance          Interest       Yield   Balance       Interest      Yield
                                                ----------      ----------     -------  --------      --------     -------
Assets
Loans                                              $ 82,436       $ 8,082         9.8%   $84,781        $ 8,137        9.6%
      Investment securities(3)                        8,650           495         5.7%     9,177            503        5.5%
      Federal funds sold                              5,709           365         6.4%     6,278            301        4.8%
      Interest-earning deposits with
       other financial institutions                     209            14         6.7%       865             45        5.2%
      FRB & Other Stock                                 182             9         4.9%       177              9        5.1%
                                                  ---------        ------               --------        -------
            Total Interest-earning Assets            97,186         8,965         9.2%   101,278          8,995        8.9%
                                                  ---------        ------               --------         ------
Other Assets                                         16,714                               16,888
            Less: Allowance for Loan Losses            (735)                                (676)
                                                  ---------                             --------
            Total Average Assets                  $ 113,165                             $117,490
                                                  =========                             ========

Liabilities and Shareholders' Equity
      Savings deposits                               37,046           622         1.7%    39,173            661        1.7%
      Time deposits                                  27,719         1,426         5.1%    33,279          1,543        4.6%
      Other                                              18             1                      0        0.0%
                                                  ---------        ------               --------         ------
            Total Interest-bearing Liabilities       64,783         2,049         3.2%    72,452          2,204        3.0%
                                                                   ------
      Demand deposits                                37,097                               34,134
      Other liabilities                               2,372                                1,909
Shareholders' equity                                  8,913                                8,995
                                                  ---------                           ----------
            Total Average Liabilities
            and Shareholders' Equity              $ 113,165                            $ 117,490
                                                  =========                            =========
Net Interest Spread(1)                                                              6.1%                             5.8%
                                                                                  ======                             ====
Net Interest Income and Net Interest Margin(2)                  $   6,916           7.1%            $   6,791        6.7%
                                                                =========         ======            =========        ====



(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

(3) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.


(Dollars in Thousands)                                      1998
                                                -----------------------------
                                                 Average              Average
                                                 Balance   Interest    Yield
                                                ---------  ---------  -------
Assets
      Loans                                       $86,782  $ 8,532     9.8%
      Lease financing                                  13        1     7.7%
      Investment securities 3                       5,483      315     5.7%
      Federal funds sold                            5,849      300     5.1%
      Interest-earning deposits with
       other financial institutions                   372       20     5.4%
      FRB & Other Stock                               175       10     5.7%
                                                 --------  -------     ----
             Total Interest-earning Assets         98,674    9,178     9.3%
                                                           -------     ----
Other Assets                                       15,864
             Less: Allowance for Loan Losses         (661)
                                                 --------
             Total Average Assets                $113,877
                                                 ========

Liabilities and Shareholders' Equity
      Savings deposits                             37,710      656     1.7%
      Time deposits                                36,292    1,896     5.2%
      Other                                             2              0.0%
                                                 --------    -----    -----
             Total Interest-bearing Liabilities    74,004    2,552     3.4%
                                                             -----    -----
      Demand deposits                              29,890
      Other liabilities                             1,521
Shareholders' equity                                8,462
                                                  -------
             Total Average Liabilities
             and Shareholders' Equity             $113,877
                                                  ========
Net Interest Spread(1)                                   -             5.9%
                                                                      =====
Net Interest Income and Net Interest Margin(2)              $6,626     6.7%
                                                            ======    =====


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


(Dollars in Thousands)                              2000 - 1999                   1999 - 1998
                                             ---------------------------   ---------------------------
                                             Volume     Rate     Total     Volume     Rate     Total
                                             --------  --------  -------   --------  --------  -------
Increase/(Decrease) In
      Interest Income
          Loans(1)                            $(248)    $ 193     $ (55)    $(194)    $(201)    $(395)
          Leases(2)                            --        --       $   0        (1)     --       $  (1)
          Investment securities(2)              (30)       22        (8)      202       (14)      188
          Deposits                              (44)       13       (31)       25        (1)       24
          FRB & Other Stock                    --           0         0         1        (2)       (1)
          Federal funds sold                    (24)       88        64         9        (8)        1
                                              -----     -----     -----     -----     -----     -----
                                               (346)      316       (30)       42      (226)     (184)
                                              -----     -----     -----     -----     -----     -----
Increase/(Decrease) In
      Interest Expense
          Savings deposits                      (35)       (4)      (39)       22       (17)        5
          Time deposits                        (340)      223      (117)     (150)     (203)     (353)
          Short-term borrowings                   1      --        --        --        --        --
                                              -----     -----     -----     -----     -----     -----
                                               (374)      219      (155)     (128)     (220)     (348)
                                              -----     -----     -----     -----     -----     -----
                   Increase/(Decrease)
                    in Net Interest Income    $  28     $  97     $ 125     $ 170     $  (6)    $ 164
                                              =====     =====     =====     =====     =====     =====


(1) Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans had they remained current in accordance with their terms was $9,000 in 2000, $23,000 in 1999 and $6,000 in 1998.

(2) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 41.0% for 1998. There were no tax exempt securities or leases in 2000 or 1999.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses, which is an operating expense of the Company, creates an allowance for estimated future loan and lease losses. When losses occur they are charged against the allowance for probable loan and lease losses.

A provision for loan and lease losses of $256,000 was recorded in 2000. This is compared to a provision of $166,000 in 1999 and $143,000 in 1998. The provision for loan and lease losses recorded in 2000, 1999 and 1998 is a result of management's assessment of the potential losses inherent in the loan portfolio. The need for additional provision for loan and lease losses in 2001 will be contingent upon management's on-going analysis of the adequacy of the allowance for loan and lease losses. While management believes it to be adequately funded at the present time, the appropriate value can fluctuate in response to economic conditions and the subjective decisions which must be made in response to those conditions.

During 2000, the Bank's non-accrual loans decreased from $495,000 to $307,000. For further information regarding charge-offs, non-performing and classified loans and the allowance for probable loan and lease losses, see MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "Financial Condition - Non-performing Loans" and "Allowance for Loan and Lease Losses."

NON-INTEREST INCOME

Non-interest income decreased $321,000 from $1,903,000 in 1999 to $1,582,000 in 2000. The decrease was partially due to a decrease in service charges on deposit accounts. This decrease was a result of decreased volumes and a realignment of service fees structured to generate deposit growth during the fourth quarter. Income on the sale of loans decreased $80,000 during 2000 due to a decrease in volume. Other non-interest income was down $150,000 from 1999 to 2000, primarily due to lesser gains in the Bank's corporate owned life insurance policies during 2000. The Bank had no securities gains or losses during 2000 and 1999. Loss on sale of OREO was $12,000 during 2000 versus a gain of $6,000 in 1999.

Non-interest income decreased $13,000 from $1,916,000 in 1998 to $1,903,000 in 1999. The Bank posted securities gains of $49,000 in 1998 and posted a loss of $108 in 1999. This was offset by a gain on sale of OREO of $6,000 in 1999 versus a $32,000 loss in 1998.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of (i) salaries and employee benefits,
(ii) occupancy expenses of premises, (iii) furniture and equipment expense and
(iv) litigation expense and (v) other expenses which include data processing costs, marketing expenses, professional expenses, office supplies, insurance and assessments and other loan and administrative expenses. Total non-interest expense for 2000 was $7,174,000 compared to $8,564,000 in 1999 and $7,649,000 in
1998. The change in 2000 was primarily due to a decrease in salaries and employee benefits of $441,000 and a decrease of $920,000 in litigation expense. The change in 1999 was due to an increase in salaries and employee benefits of $260,000 and an increase of $841,000 in litigation expense.

Salaries and employees benefits totaled $3,325,000 in 2000 compared to $3,766,000 in 1999 and $3,506,000 in 1998. The decrease in 2000 was primarily attributable to a decrease in full-time equivalent employees, decreases in employee bonuses and in performance compensation, and decreases in certain deferred compensation expenses. These decreases were offset in part by an increase in certain salaries. The increase in 1999 was attributable to employee bonus, performance compensation and deferred compensation.

Occupancy expenses of premises totaled $622,000 in 2000 compared to $616,000 in 1999 and $624,000 in 1998. Expenses of furniture and equipment were $547,000 in 2000 compared to $606,000 in 1999 and $673,000 in 1998. There was no litigation expense in 2000 compared to $920,000 in 1999 and $79,000 in 1998. The Bank recognized approximately $102,000 in 2000 in legal settlement recoveries, which was a decrease to other non-interest expenses. Other non-interest expenses were $2,680,000 in 2000 compared to $2,656,000 and $2,767,000 in 1999 and 1998 respectively. Additions to fully fund the former CEO's supplemental retirement plan increased $100,000 during 2000. In addition, contributions to the directors' retirement plan decreased $40,000.

Non-interest expense as a percentage of total income was 68% in 2000 compared to 79% in 1999 and 69% in 1998.

INCOME TAXES

Total income tax expense for 2000 was $449,000 which approximated 42% of pre-tax income. In 1999 a tax credit of $12,000 was posted because of the net loss before income taxes. This approximated 31.8% of pre-tax loss. Total income tax expense for 1998 was $307,000 which approximated 40.9% of pre-tax income.

FINANCIAL CONDITION

ASSETS

Total consolidated assets decreased $5,494,000 or 4.7% to $110,753,000 as of December 31, 2000 from $116,247,000 as of December 31, 1999.

LOANS

The Company's loan portfolio has decreased by approximately $6,193,000 during the year ended December 31, 2000. This decrease was primarily due to a decrease in installment loans to individuals, which decreased $6,803,000 from $18,852,000 in 1999 to $12,048,000 in 2000. This decrease also resulted in a $276,000 decrease in unearned income on installment loans. Loans held for sale also decreased $600,000 from $835,000 in 1999 to $235,000 in 2000. Commercial loans decreased $2,151,000 from $14,671,000 in 1999 to $12,520,000 in 2000. These decreases were partially offset by a $2,798,000 increase in commercial real estate loans. The Company's installment portfolio is comprised of predominantly auto loans, both indirectly and directly funded. Indirect auto loans represent approximately 36.6% and 36.6% of total installment loans at December 31, 2000 and 1999, respectively. Approximately 90% of all indirect loans are "A/B" paper. It is the Bank's intent to divest itself of indirect dealer installment loans.

NON-PERFORMING LOANS

The following table sets forth information regarding the Bank's non-performing loans at year-end 2000 and 1999.


(Dollars in Thousands)                                                  December 31,
                                                                     -----------------
                                                                     2000       1999
                                                                     -------  --------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                             $ 25       $ 14
                                                                     -------  --------
                      Total Loans Past Due More Than 90 Days             25         14
                                                                     -------  --------
Renegotiated loans(2)                                                     -          -
                                                                     -------  --------
Non-accrual loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                        131        269
          Real estate                                                   176        226
          Installment loans to individuals
                                                                     -------  --------
                      Total Non-accrual Loans                           307        495
                                                                     -------  --------
                      Total Non-performing Loans                      $ 332      $ 509
                                                                     =======  ========



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

(3) There were three loans on non-accrual status totaling approximately $307,000 at December 31, 2000 and three loans on non-accrual status totaling approximately $495,000 at December 31, 1999.

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

As of December 31, 2000, the Bank's classified loans consist of $3,692,000 of loans classified as substandard and $21,000 loans classified as loss. The Bank's $3,692,000 in loans classified as substandard consisted of $3,406,000 of performing loans and $311,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

The allowance for probable loan and lease losses is a general allowance established by management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the allowance are based on a continuous analysis of the loan and lease portfolio and, at December 31, 2000, reflected an amount which, in management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 2000.

The allowance for loan and lease losses at December 31, 2000, was $784,000 or
 .99%, of total loans and leases, as compared to $764,000 or .89%, of total credits at December 31, 1999. Additions to the allowance are effected through the provision for loan and lease losses which is an operating expense of the Company.

The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


(Dollars in Thousands)                              2000     1999
                                                  -------   ------
Allowance For Loan Losses
      Balance, Beginning of period                  $764     $686
                                                    ----     ----
      Charge-offs
          Commercial, financial and agricultural     305       94
          Real estate construction
          Real estate mortgage
          Consumer loans                              61      103
          Lease financing
                                                    ----     ----
                      Total Charge-offs              366      197
                                                    ----     ----
      Recoveries
          Commercial, financial and agricultural     110       27
          Real estate construction
          Real estate mortgage
          Consumer loans                              20       82
          Lease financing
                                                    ----     ----
                      Total Recoveries               130      109
                                                    ----     ----
Net Charge-offs/(Recoveries)                         236       88
Provision/(Credit) Charged to Operations             256      166
                                                    ----     ----
Balance, End of period                              $784     $764
                                                    ====     ====
Net Charge-offs During the Year to Average Loans
 Outstanding During the Year                        0.29%    0.10%
                                                    ====     ====
Allowance For Loan Losses to Total Loans            0.99%    0.89%
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

INVESTMENT SECURITIES

The Company's investment portfolio primarily consists of U.S. Agency Securities. As of December 31, 2000, the Company categorized their investment securities as available-for-sale (which requires continual mark to market adjustments to the Company's capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to-maturity.

The Company had unrealized gains of $6,000 and $4,000 in 2000 and 1999, respectively, and unrealized losses for the same corresponding periods of $6,000 and $71,000.

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

SOURCES OF FUNDS

The Bank primarily funds its assets with deposits. Total deposits at December 31, 2000 were $99,583,000 compared with $104,523,000 in 1999. The $4,940,000 decrease represents a 4.7% decrease. This represents a decrease in most interest-bearing deposit categories and an increase in non-interest bearing deposits. There was a decrease of $2,375,000 or 8.3% in savings and NOW deposits, a decrease of $2,296,000 or 18.9% in money market deposits, and a decrease of $3,561,000 or 35.3% in time deposits in denominations of $100,000 or more. These decreases were partially offset by an increase in demand deposits of $2,647,000 or 7.7% and an increase in other time deposits of $645,000 or 3.3%. The decreases in savings and NOW, money market accounts, and time deposits in denominations of $100,000 or more is a result of a decrease in the volume of customer accounts. The increase in demand deposits was a result of the Bank's effort to increase core deposits and improve liquidity.

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

The Bank's Asset-Liability Management Committee (ALCO) manages the Company's liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored weekly. Vineyard National Bank had liquid assets (cash, deposits in other financial institutions and investment securities not pledged as collateral) as a percent of total deposits and borrowed funds of 22% and 15% as of December 31, 2000 and 1999 respectively. The Bank's loan to deposit ratio was 80% and 82% as of December 31, 2000 and 1999, respectively. The Bank's policy is to strive for a loan to deposit ratio between 70% and 90%. During 2000, loan balances decreased $6,193,000 and deposits decreased by $4,940,000.

Liquidity has increased from $16,175,000 at December 31, 1999 to $21,921,000 at December 31, 2000 due to increases in investment securities not pledged as collateral, cash and due from banks, and federal funds sold of $446,000, $535,000, and 5,015,000, respectively. This was offset by decreases in interest-bearing deposits in other financial institutions of $297,000.

Management believes the level of liquid assets it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 19.8% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with four correspondent banks totaling $3.5 million and a secured line at the Federal Reserve.

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

The Bank will be categorized as well- capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):


                                                                                Capital Needed
                                                                     --------------------------------------
                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                       For Capital       Prompt Corrective
                                                    Actual           Adequacy Purposes       Provisions
                                               --------------------  -----------------   ------------------
                                               Amount      Ratio      Amount    Ratio     Amount    Ratio
                                               --------   ---------  ---------  ------   ---------  -------
As of December 31, 2000
      Total capital to risk-weighted assets    $10,065      11.33%     $7,109    8.0%      $8,886    10.0%
      Tier 1 capital to risk-weighted assets     9,281      10.44%      3,554    4.0%       5,331     6.0%
      Tier 1 capital to average assets           9,281       8.41%      4,412    4.0%       5,515     5.0%

As of December 31, 1999
      Total capital to risk-weighted assets     $9,426       9.96%     $7,573    8.0%      $9,466    10.0%
      Tier 1 capital to risk-weighted assets     8,662       9.15%      3,783    4.0%       5,675     6.0%
      Tier 1 capital to average assets           8,662       7.46%      4,675    4.0%       5,843     5.0%


ECONOMIC CONCERNS

The Bank concentrates on marketing to, and serving the needs of, small and medium-sized businesses, professionals and individuals located in San Bernardino County and the Western portion of Los Angeles County of Southern California. In February 2001, the Bank opened a loan production office in Manhattan Beach to primarily service the single family residence construction business line.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules covered by Independent Auditors' Report.


                                                                            Page Reference
                                                                            --------------
Independent Auditors' Report                                                     35


Financial Statements

    Consolidated Balance Sheets                                                  36
    December 31, 2000 and 1999

    Consolidated Statements of Income                                            37
    For the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statement of Changes in Stockholders' Equity                    38
    For the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows                                        39
    For the Years Ended December 31, 2000, 1999 and 1998


Notes to Consolidated Financial Statements                                       41


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 2000 and 1999, the results of their operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ Vavrinek, Trine, Day & Co, LLP
Rancho Cucamonga, California
March 2, 2001

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                                                       2000              1999
                                                                                  --------------    --------------
Cash and due from banks                                                            $   8,388,298     $   7,853,489
Federal funds sold                                                                     8,405,000         3,390,000
                                                                                   -------------     -------------
                      Total Cash and Cash Equivalents                                 16,793,298        11,243,489
                                                                                   -------------     -------------
Interest-bearing deposits in other financial institutions                                198,000           495,000
Investment securities
      Available-for-sale                                                               5,527,040         9,428,297
Loans, net of unearned income                                                         79,288,364        84,881,774
Loans held for sale                                                                      235,300           835,323
                                                                                   -------------     -------------
                                                                                      79,523,664        85,717,097
            Less:  Allowance for loan losses                                            (784,092)         (763,638)
                                                                                   -------------     -------------
                                                                                      78,739,572        84,953,459
Bank premises and equipment, net                                                       5,482,187         6,051,588
Accrued interest                                                                         570,089           573,189
Cash surrender value of life insurance                                                 2,381,047         2,262,934
Other real estate owned                                                                     --             262,714
Federal Reserve Bank and other stock at cost                                             177,200           177,200
Other assets                                                                             884,624           799,220
                                                                                   -------------     -------------
                      TOTAL ASSETS                                                 $ 110,753,057     $ 116,247,090
                                                                                   =============     =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Non-interest-bearing                                                        36,855,546        34,208,093
          Interest-bearing                                                            62,727,564        70,315,085
                                                                                   -------------     -------------
Total deposits                                                                        99,583,110       104,523,178
      Accrued employee salary and benefits                                             1,114,270         1,229,117
      Accrued interest and other liabilities                                             760,644         1,864,560
                                                                                   -------------     -------------
                      TOTAL LIABILITIES                                              101,458,024       107,616,855
                                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note #8)

Stockholders' Equity
      Contributed capital
          Common stock - no par value, authorized 15,000,000 shares, issued and outstanding 1,864,826 shares in 2000 and
            1,862,774 shares in 1999                                                   2,112,243         2,106,258
      Additional paid-in capital                                                       3,306,684         3,306,684
      Retained earnings                                                                3,876,141         3,256,118
      Accumulated other comprehensive income                                                 (35)          (38,825)
                                                                                   -------------     -------------
                      TOTAL STOCKHOLDERS' EQUITY                                       9,295,033         8,630,235
                                                                                   -------------     -------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 110,753,057     $ 116,247,090
                                                                                   =============     =============

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                             2000           1999            1998
                                                                        ------------    -----------     ------------
INTEREST INCOME
      Interest and fees on loans                                        $ 8,083,023     $ 8,136,750     $ 8,531,979
      Interest on Investment Securities
        Obligations of U.S. Treasury and Agencies                           494,567         502,636         315,532
        Other securities                                                      9,491           9,533           9,948
      Interest on deposits                                                   13,660          44,739          20,268
      Interest on Federal funds sold                                        364,500         300,845         299,538
      Direct lease financing income                                            --              --               784
                                                                        -----------     -----------     -----------
         TOTAL INTEREST INCOME                                            8,965,241       8,994,503       9,178,049
                                                                        -----------     -----------     -----------

INTEREST EXPENSE
      Interest on savings deposits                                          200,989         192,135         206,686
      Interest on NOW and money market deposits                             420,189         468,995         448,803
      Interest on time deposits in denominations of $100,000 or more        426,463         370,207         323,822
      Interest on other time deposits                                       999,331       1,172,368       1,572,361
      Interest on Federal funds purchased and other interest                  1,601             329             320
                                                                        -----------     -----------     -----------
         TOTAL INTEREST EXPENSE                                           2,048,573       2,204,034       2,551,992
                                                                        -----------     -----------     -----------
         NET INTEREST INCOME                                              6,916,668       6,790,469       6,626,057

PROVISION FOR LOAN AND LEASE LOSSES                                        (256,000)       (166,000)       (142,982)
                                                                        -----------     -----------     -----------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN
         AND LEASE LOSSES                                                 6,660,668       6,624,469       6,483,075
                                                                        -----------     -----------     -----------

OTHER  INCOME
      Fees and service charges, gain on sale of loans
        and loan servicing income                                         1,563,082       1,716,881       1,709,063
      Net (loss) gain on sale of investment securities                         --              (108)         49,072
      Other income                                                           18,826         186,668         157,666
                                                                        -----------     -----------     -----------
         TOTAL OTHER INCOME                                               1,581,908       1,903,441       1,915,801
                                                                        -----------     -----------     -----------

OTHER EXPENSES
      Salaries and employee benefits                                      3,324,910       3,766,182       3,505,857
      Occupancy expense of premises                                         622,220         616,437         623,994
      Furniture and equipment expense                                       546,877         606,183         672,893
Litigation expense (Note #8)                                                   --           920,000          79,236
      Other expenses                                                      2,679,546       2,655,572       2,766,713
                                                                        -----------     -----------     -----------
         TOTAL OTHER EXPENSES                                             7,173,553       8,564,374       7,648,693
                                                                        -----------     -----------     -----------
         INCOME/(LOSS) BEFORE INCOME
            TAXES                                                         1,069,023         (36,464)        750,183
         INCOME TAXES                                                       449,000         (11,600)        306,800
                                                                        -----------     -----------     -----------
         NET INCOME/(LOSS)                                              $   620,023     $   (24,864)    $   443,383
                                                                        ===========     ===========     ===========

EARNINGS/(LOSS) PER SHARE
  BASIC                                                                 $      0.33     $     (0.01)    $      0.24
                                                                        ===========     ===========     ===========
  DILUTED                                                               $      0.33     $     (0.01)    $      0.22
                                                                        ===========     ===========     ===========


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                         Common Stock                                                   Accumulated
                                   -----------------------  Additional                                    Other
                                     Number of                Paid-in      Comprehensive    Retained   Comprehensive
                                      Shares      Amount      Capital      Income/(Loss)    Earnings       Income        Total
                                   ----------- -----------   -----------   -------------    --------   -------------  -----------
BALANCE, December 31, 1997         1,862,774   $ 2,106,258    $3,306,684                  $ 2,837,599  $    15,962    $ 8,266,503
  Comprehensive income
    Net Income                                                             $   443,383        443,383                     443,383
    Unrealized security holding
        gains (net of $33,840 tax)                                              46,735                      46,735         46,735
    less reclassification
        adjustments for gains
        (net of $20,610 tax)                                                   (28,462)                    (28,462)       (28,462)
                                                                           -----------
  Total Comprehensive income                                               $   461,656
                                   ---------    ----------    ----------   ===========     ----------   ----------    -----------
BALANCE, December 31, 1998         1,862,774     2,106,258     3,306,684                    3,280,982       34,235      8,728,159
  Comprehensive loss
     Net loss                                                                  (24,864)       (24,864)                    (24,864)
     Unrealized security
       holding losses
       (net of $52,887 tax)                                                    (73,123)                    (73,123)       (73,123)
       less reclassification
       adjustments for losses
       (net of $45 tax)                                                             63                          63             63
                                                                           -----------
  Total Comprehensive loss                                                 $   (97,924)
                                   ---------    ----------    ----------   ===========     ----------  -----------    -----------
BALANCE, December 31, 1999         1,862,774     2,106,258     3,306,684                    3,256,118      (38,825)     8,630,235
  Comprehensive income
     Stock options exercised           2,052         5,985                                                                  5,985
     Net income                                                                620,023        620,023                     620,023
     Unrealized security holding
      gains (net of $28,025 tax)                                                38,790                      38,790         38,790
                                                                           -----------
  Total Comprehensive income                                               $   658,813
                                   ---------   -----------   -----------   ===========    - ---------- -----------    -----------
BALANCE, December 31, 2000         1,864,826   $ 2,112,243   $ 3,306,684                  $ 3,876,141  $       (35)   $ 9,295,033
                                   =========   ===========   ===========                  ===========  ===========    ===========



                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                     2000               1999               1998
                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                 $  8,638,637       $  8,332,313       $  7,693,391
      Service fees and other income received                        1,594,051          1,897,087          1,900,070
      Financing revenue received under leases                             784
      Interest paid                                                (2,001,257)        (2,286,942)        (2,605,020)
      Cash paid to suppliers and employees                         (7,957,524)        (6,930,145)        (7,575,320)
      Decrease/(increase) in loans held for sale                      600,023          1,342,369         (1,752,742)
      Income taxes paid                                              (582,594)          (517,929)          (185,435)
                                                                 ------------       ------------       ------------
                      NET CASH PROVIDED BY/(USED IN)
                        OPERATING ACTIVITIES                          291,336          1,836,753         (2,524,272)
                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investment securities,
       available-for-sale                                           5,000,000          4,000,000          4,050,000
      Proceeds from sales of investment securities,
       available-for-sale                                                --            1,008,492            549,197
      Purchase of investment securities available-for-sale         (1,000,170)        (8,467,993)        (6,010,595)
      Purchase of other investment securities                            --                 --               (5,000)
      Net decrease/(increase) in deposits in other
       financial institutions                                         297,000            198,000           (693,000)
      Recoveries on loans previously written off                      130,167            108,877            101,283
      Net loans made to customers and principal
        collections of loans                                        5,525,643          1,226,495          4,060,850
      Net decrease in leases to customers                                --                 --               14,354
      Capital expenditures                                               --             (274,784)          (427,218)
      Proceeds from sale of property, plant and equipment              21,025             79,400             76,198
      Proceeds from sale of OREO                                      218,891             31,102            169,182
                                                                 ------------       ------------       ------------
                      NET CASH PROVIDED BY/(USED IN)
                       INVESTING ACTIVITIES                        10,192,556         (2,090,411)         1,885,251
                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease)/increase in demand deposits, NOW
       accounts savings accounts, and money market deposits        (2,024,798)         6,008,535          1,491,152
      Net (decrease)/increase in certificates of deposits          (2,915,270)        (6,800,347)         2,082,482
Stock options exercised                                                 5,985               --                 --
                                                                 ------------       ------------       ------------
                      NET CASH (USED IN)/PROVIDED BY
                       FINANCING ACTIVITIES                        (4,934,083)          (791,812)         3,573,634
                                                                 ------------       ------------       ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                5,549,809         (1,045,470)         2,934,613

CASH AND CASH EQUIVALENTS, Beginning of year                       11,243,489         12,288,959          9,354,346
                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, End of year                           $ 16,793,298       $ 11,243,489       $ 12,288,959
                                                                 ============       ============       ============


                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000              1999              1998
                                                                ------------      ------------      -------------
RECONCILIATION OF NET INCOME TO NET CASH

      Net Income/(loss)                                          $   620,023       $   (24,864)      $   443,383
                                                                 -----------       -----------       -----------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                              548,376           581,142           650,375
          Investment securities accretion/amortization               (31,758)          (34,818)          (38,724)
          Provision for loan and lease losses                        256,000           166,000           142,982
          Provision for OREO losses                                   31,680              --               4,400
          (Gain)/loss on sale of equipment                              --                (734)            5,334
          (Decrease)/increase in taxes payable                      (146,594)         (104,129)          120,565
          Increase in other assets                                  (231,542)         (866,317)         (820,311)
          Decrease/(increase) in loans held for sale                 600,023         1,342,369        (1,752,742)
          Decrease in unearned loan fees                            (297,946)         (550,278)       (1,394,090)
          Decrease/(increase) in interest receivable                   3,100           (77,094)          (51,060)
          Increase/(decrease) in interest payable                     47,316           (82,908)          (53,028)
          Increase in accrued expense and other liabilities       (1,119,485)        1,494,738           236,160
          (Gain)/loss on sale of investment securities, net             --                 108           (49,072)
          (Gain)/loss on sale of OREO                                 12,143            (6,462)           31,556
                                                                 -----------       -----------       -----------
                      Total Adjustments                             (328,687)        1,861,617        (2,967,655)
                                                                 -----------       -----------       -----------
                      NET CASH PROVIDED BY/(USED IN)
                       OPERATING ACTIVITIES                      $   291,336       $ 1,836,753       $(2,524,272)
                                                                 ===========       ===========       ===========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance
        for investment securities                                $    66,815       $   (73,060)      $    18,273
                                                                 ===========       ===========       ===========

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

CASH AND DUE FROM BANKS

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

INVESTMENT SECURITIES

IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," WHICH ADDRESSES THE ACCOUNTING FOR INVESTMENTS IN EQUITY SECURITIES THAT HAVE READILY DETERMINABLE FAIR VALUES AND FOR INVESTMENTS IN ALL DEBT SECURITIES, SECURITIES ARE CLASSIFIED IN THREE CATEGORIES AND ACCOUNTED FOR AS FOLLOWS: DEBT SECURITIES THAT THE COMPANY HAS THE POSITIVE INTENT AND ABILITY TO HOLD TO MATURITY ARE CLASSIFIED AS HELD-TO-MATURITY AND ARE MEASURED AT AMORTIZED COST; DEBT AND EQUITY SECURITIES BOUGHT AND HELD PRINCIPALLY FOR THE PURPOSE OF SELLING IN THE NEAR TERM ARE CLASSIFIED AS TRADING SECURITIES AND ARE MEASURED AT FAIR VALUE, WITH UNREALIZED GAINS AND LOSSES INCLUDED IN EARNINGS; DEBT AND EQUITY SECURITIES DEEMED AS AVAILABLE-FOR-SALE ARE MEASURED AT FAIR VALUE, WITH UNREALIZED GAINS AND LOSSES REPORTED IN A SEPARATE COMPONENT OF STOCKHOLDERS' EQUITY. GAINS OR LOSSES ON SALES OF INVESTMENT SECURITIES ARE DETERMINED ON THE SPECIFIC IDENTIFICATION METHOD. PREMIUMS AND DISCOUNTS ON INVESTMENT SECURITIES ARE AMORTIZED OR ACCRETED USING THE INTEREST METHOD OVER THE EXPECTED LIVES OF THE RELATED SECURITIES.

LOANS AND INTEREST ON LOANS

Loans are stated at unpaid principal balances, less the reserve for probable loan losses and net deferred loan fees and unearned discounts. Interest income is accrued monthly as earned on all loans not discounted. The Bank recognizes loan origination fees, to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan. Unearned discounts on installment loans is recognized as income over the term of the loans by the sum-of-the-month-digits method (Rule of 78's).

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

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2000, 1999 and 1998, was approximately $548,000, $581,000, and $650,000, respectively.

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

INCOME TAXES

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes".

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #9.

COMPREHENSIVE INCOME

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to 2000 classifications.

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS 138 in 2000). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

NOTE #2 - INVESTMENT SECURITIES

At December 31, 2000 and 1999, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, were:



                                                 Gross         Gross
                               Amortized      Unrealized    Unrealized
                                  Cost           Gains         Losses     Fair Value
                               -----------   ------------    ----------   -----------
U.S. Agency securities         $ 5,525,762       $ 706 62    $ (6,414)6    $ 5,520,054
Other                                1,340          5,646                        6,986
                               -----------    -----------    ----------    -----------
              Total            $ 5,527,102    $     6,352    $    (6,414)  $ 5,527,040
                               ===========    ===========    ==========    ===========



The amortized cost and fair values of investment securities available-for-sale at December 31, 1999, were:


                                                Gross        Gross
                               Amortized     Unrealized   Unrealized
                                  Cost          Gains        Losses      Fair Value
                               ----------   -----------    -----------   -----------
U.S. Agency securities         $9,493,833    $     --      $  (71,328)    $9,422,505
Other                               1,340         4,452          --            5,792
                               ----------    ----------    ----------     ----------
            Total              $9,495,173    $    4,452    $  (71,328)    $9,428,297
                               ==========    ==========    ==========     ==========

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     Securities
                                                 Available-for-Sale
                                              -------------------------
                                              Amortized
                                                  Cost       Fair Value
                                              -----------    ----------
Due in one year or less                        $5,030,006    $5,024,116
Due after one year but less than five years       495,756       495,938
                                               ----------    ----------
                                                5,525,762     5,520,054
Other securities                                    1,340         6,986
                                               ----------    ----------
               Total Securities                $5,527,102    $5,527,040
                                               ==========    ==========



Included in shareholders' equity at December 31, 2000, is $35 of net unrealized losses (net of $27 estimated tax benefit) on investment securities available-for-sale.

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

Securities with a carrying value and fair value of $597,422 and $4,945,408 at December 31, 2000 and 1999, respectively, were pledged to secure public monies as required by law.


NOTE #3 - LOANS

All the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes the Counties of San Bernardino and Los Angeles. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:


                                                           2000             1999
                                                       ------------     ------------
Commercial, financial and agricultural                 $ 10,665,007     $ 14,670,727
Real Estate - construction                                5,587,730        6,602,104
Real Estate - mortgage
      Commercial                                         40,099,693       36,181,308
      Residential                                        11,191,920        9,188,841
Installment loans to individuals                         12,048,790       18,851,726
All other loans (including overdrafts)                      179,903          169,693
                                                       ------------     ------------
                                                         79,773,043       85,664,399
Unearned income on installment loans                       (190,377)        (466,051)
Deferred loan fees                                         (294,302)        (316,574)
                                                       ------------     ------------
                      Loans, Net of Unearned Income    $ 79,288,364     $ 84,881,774
                                                       ============     ============

Loans held for sale                                    $    235,300     $    835,323
                                                       ============     ============

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                   2000        1999
                                                 --------    --------
Impaired loans without a valuation allowance     $227,000    $495,000
Impaired loans with a valuation allowance          80,000        --
                                                 --------    --------
Total impaired loans                             $307,000    $495,000
                                                 ========    ========
Valuation allowance related to impaired loans    $ 21,000    $   --
                                                 ========    ========

                                                    Years Ended December 31,
                                               ---------------------------------
                                                  2000        1999        1998
                                               ---------    --------    --------
Average investment in impaired loans            $245,000    $164,000    $106,000
Interest income recognized on impaired loans        --          --          --
Interest income recognized on a cash
  basis on impaired loans                           --         5,000       5,000



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

Nonaccruing loans totaled approximately $307,000 and $495,000 at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $9,000, $23,000, and $6,000 for the years ended 2000, 1999 and 1998, respectively.

At December 31, 2000 and 1999, the Company had approximately $25,000 and $14,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single-family residences.

At December 31, 2000, no loans were classified as troubled debt restructurings.

Loans with a carrying amount of approximately $3,900,000 have been pledged to secure a line of credit at the Federal Reserve Bank.

NOTE #4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:


                                                           2000          1999         1998
                                                         ----------   -----------  -----------
Balance, Beginning of year                                $763,638      $686,016     $694,880
Recoveries on loans previously charged off                 130,167       108,877      101,283
Loans charged off                                         (365,713)     (197,255)    (253,129)
Provision/(credit) charged to operating expense            256,000       166,000      142,982
                                                         ----------   -----------  -----------
Balance, End of year                                      $784,092      $763,638     $686,016
                                                         ==========   ===========  ===========

NOTE #5 - LOANS TO DIRECTORS AND OFFICERS

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies. The outstanding loans to Directors and Officers at December 31, 2000 and 1999, amounted to approximately $1,609,000 and $2,757,000, respectively. Not included in the balances outstanding at December 31, 2000 and 1999, were undisbursed commitments to lend of approximately $205,000. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 2000 and 1999.

Deposits from related parties held by the Bank at December 31, 2000 and 1999 amounted to approximately $704,000 and $3,453,000, respectively.

NOTE #6 - PREMISES AND EQUIPMENT

Major classifications of Company premises and equipment are summarized as follows:


                                                             2000            1999
                                                          -----------     -----------
Building                                                  $ 3,641,990     $ 3,868,395
Furniture and equipment                                     3,083,590       3,524,261
Leasehold improvements                                      1,284,084       1,264,014
                                                          -----------     -----------
                                                            8,009,664       8,656,670
      Less:  Accumulated depreciation and amortization     (3,812,477)     (3,890,082)
Land                                                        1,285,000       1,285,000
                                                          -----------     -----------
                      Total                               $ 5,482,187     $ 6,051,588
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



       Year Ending
       December 31,
       ------------
         2001                                       $ 115,315
         2002                                         120,465
         2003                                          52,601
                                                    ---------
        Total                                       $ 288,381
                                                    =========



Total property and equipment expenditures charged to leases for the years ended December 31, 2000, 1999 and 1998, were approximately $112,000, $110,000, and
$110,000, respectively.

NOTE #7 - INCOME TAXES


                                                          Year Ending December 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ---------    ---------     ---------
Tax provision (credit) applicable to
  income before income taxes                       $ 449,000    $ (11,600)    $ 306,800
                                                   =========    =========     =========

Federal Income Tax
      Current                                        298,900      421,600       330,700
      Deferred (credit)                                2,100     (433,200)      (92,200)
                                                   ---------    ---------     ---------
                      Total Federal Income Tax       301,000      (11,600)      238,500
                                                   ---------    ---------     ---------

State Franchise Tax
      Current                                        107,200      144,200        98,800
      Deferred (credit)                               40,800     (144,200)      (30,500)
                                                   ---------    ---------     ---------
                      Total State Franchise Tax      148,000         --          68,300
                                                   ---------    ---------     ---------
                      Total Income Taxes           $ 449,000    $ (11,600)    $ 306,800
                                                   =========    =========     =========




Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:


                                                2000                      1999                        1998
                                     ------------------------    ------------------------    -----------------------
                                        Federal       State        Federal        State       Federal        State
                                     -----------    ---------    ----------     ---------    ---------     ---------
Tax Effect Of
Revenue and expenses
 reported on a different basis
 for tax purposes                     $  45,300     $  43,800     $(313,300)    $ (97,800)    $  66,100     $   1,500
Depreciation computed
 differently on tax returns than
 for financial statements               (16,400)        5,600       (10,700)       (4,300)      (25,300)        4,600
Deferred compensation plan               60,200        19,200       (72,400)      (28,900)      (84,400)      (26,300)
Provision for loan loss deduction
 in tax return over/(under) amount
 charged for financial
 statement purposes                     (87,000)      (27,800)      (36,800)      (13,200)      (48,600)      (10,300)
                                      ---------     ---------     ---------     ---------     ---------     ---------
                      Total           $   2,100     $  40,800     $(433,200)    $(144,200)    $ (92,200)    $ (30,500)
                                      =========     =========     =========     =========     =========     =========


As a result of the following items, the total income tax expense/(credit) for 2000, 1999 and 1998, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:


                                             2000                  1999                  1998
                                     --------------------- ---------------------  -------------------
                                                 Percent                Percent               Percent
                                                of Pretax              of Pretax             of Pretax
                                       Amount     Income     Amount     Income      Amount     Income
                                     ---------- ---------- ---------- ---------   ---------   --------
Federal rate                          $ 363,468    34.0    $ (12,398)    (34.0)   $ 255,062     34.0
Changes due to State income
   tax, net of Federal tax benefit       75,901     7.1       (2,609)    (7.1)       45,078      6.1
Exempt interest                            --      --           --       --          (2,180)    (0.3)
Other                                     9,631     0.9        3,407      9.3         8,840      1.1
                                      ---------    ----    ---------     ----     ---------     ----
                      Total           $ 449,000    42.0    $ (11,600)    (31.8)   $ 306,800     40.9
                                      =========    ====    =========     ====     =========     ====



The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.


                                                         2000           1999
                                                     -----------     -----------
Deferred Tax Assets
      Reserve for loan losses                        $   195,000     $    90,000
      Real estate owned writedowns                          --            12,000
      Deferred compensation                              275,000         358,000
      Deferred fees                                      121,000         110,000
      Non-deductible reserves                            374,000         426,000
      Other assets                                        26,000            --
      Other Unrealized Loss on Securities                   --            28,000
                                                     -----------     -----------
                                                         991,000       1,024,000
                     Less:  Valuation allowance 1       (475,000)       (475,000)
                                                     -----------     -----------
                                                         516,000         549,000
Deferred Tax Liabilities
      Fixed assets                                      (113,000)       (105,000)
                                                     -----------     -----------
                      Net Deferred Tax Assets        $   403,000     $   444,000
                                                     ===========     ===========


(1) The valuation allowance is management's estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance is largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was not changed during 2000 or 1999.

NOTE #8 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2000 and 1999, the Company had commitments to extend credit of approximately $9,112,000 and $10,165,000 and obligations under standby letters of credit of approximately $151,000 and $174,000.

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

On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $860,000. During 1999, the Bank accrued a loss of $860,000 in recognition of the amount of liability determined by the court which is included in litigation expense. During 2000, the lawsuit was settled.

The Company is involved in various other litigation. In the opinion of Management and the Company's legal council, the disposition of all such other litigation pending will not have a material effect on the Company's financial statements.

As discussed in Note #15, Regulatory Contingent Matters, the Bank has potential contingencies due to the effects, if any, from the forthcoming report of examination to be issued by the Office of the Comptroller of the Currency at the conclusion of their examination currently in progress.

NOTE #9 - STOCK OPTION PLAN

At December 31, 2000, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                  2000           1999            1998
                                                             -------------  --------------  --------------
Net income/(loss)                    As reported               $  620,023      $  (24,864)     $  443,383
                                     Pro forma                 $  618,042      $  (30,895)     $  437,325

Earnings/(loss) per share            As reported                $    0.33       $   (0.01)      $    0.24
                                     Pro forma                  $    0.33       $   (0.02)      $    0.23

Earnings/(loss) per share -          As reported                $    0.33       $   (0.01)      $    0.22
   assuming dilution                 Pro forma                  $    0.33       $   (0.02)      $    0.22



An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 shares (after giving retroactive effect for stock splits). The plan provides that options of the Company's unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1996, the Board of Directors of Vineyard National Bancorp elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan. The new Plan authorizes an additional 200,000 shares of the Bancorp's authorized but unissued common stock to be combined with the 53,316 shares which remain under the 1987 Plan for a total of 253,316 shares. Directors of the Bancorp are eligible to participate under the new Plan. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2000, 1999 and 1998, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 5.26%, 6.56%, and 4.75%, dividend yield of 0.0% for all years; volatility of 33%, 30%, and 28%, expected life of 10 years for 2000 and 7 years for 1999 and 1998.

A summary of the status of the Company's incentive stock option plan as of December 31, 2000, 1999 and 1998, respectively, and changes during the years ending on those dates is presented below:


                                                 2000                                  1999
                                 -----------------------------------   -----------------------------------
                                     Number of Shares                     Number of Shares
                                 ------------------------  Weighted-   ----------------------    Weighted-
                                 Available                  Average    Available                  Average
                                    For                     Exercise      For                     Exercise
                                  Granting    Outstanding    Price      Granting    Outstanding    Price
                                 ----------   -----------  ---------   ---------    -----------   ---------
Outstanding at beginning of year    116,128       210,324    $5.25        152,188       174,264    $5.23
Exercised                                          (2,052)   $2.92
Cancelled                           256,472      (256,472)   $5.17          8,940        (8,940)   $5.51
Granted                            (191,500)      191,500    $4.47        (45,000)       45,000    $5.75
                                 -----------   -----------               --------    ----------
Outstanding at end of year          181,100       143,300    $4.39        116,128       210,324    $5.25
                                 ===========    ==========               ========     =========

Options exercisable at year-end                    10,666                                84,824
Weighted-average fair value of
   Options granted during the year              $    2.49                                $ 2.13



                                                                          1998
                                                      ------------------------------------------
                                                             Number of Shares
                                                      -----------------------------    Weighted-
                                                       Available                        Average
                                                          For                          Exercise
                                                       Granting       Outstanding        Price
                                                      ------------   --------------   ----------
Outstanding at beginning of year                          250,188           76,264       $2.97
Granted                                                   (98,000)          98,000       $6.90
                                                        ----------      ----------
Outstanding at end of year                                152,188          174,264       $5.23
                                                        ==========      ==========

Options exercisable at year-end                                             81,264
Weighted-average fair value of
   Options granted during the year                                          $ 2.05



The following table summarizes information about incentive stock options outstanding at December 31, 2000:


         Options Outstanding                                                      Options Exercisable
------------------------------------------------------------------------       ---------------------------
                                             Weighted-       Weighted-                        Weighted-
                                              Average         Average                          Average
     Exercise             Number             Remaining        Exercise           Number        Exercise
      Price             Outstanding       Contractual Life     Price           Exercisable      Price
-------------------  ------------------   ----------------   -----------       -----------   -------------
      $2.92               6,300                3.49               $2.92             6,300           $2.92
  $4.00 - $7.00         137,000                9.39               $4.46             4,666           $7.00
                    ------------                                                --------
                        143,300                9.13               $4.39            10,966           $4.65
                    ============                                                ========



NOTE #10 - OTHER INCOME/EXPENSES

The following is a breakdown of fees and other servicing income and expenses for the years ended December 31, 2000, 1999 and 1998:


                                                          2000               1999               1998
                                                      -------------      -------------      ------------
Fees and Other Servicing Income
      Fees and service charges                         $  1,457,820       $  1,531,882       $  1,451,626
      Premium on sale of loans                              105,262            184,999            257,437
                                                       ------------       ------------       ------------
                      Total                            $  1,563,082       $  1,716,881       $  1,709,063
                                                       =============      =============      =============

Other Expenses
      Data processing                                   $   617,658        $   668,228        $   663,553
      Marketing expenses                                    207,601            252,808            287,876
      Professional expenses                                 797,336            687,931            629,466
      Office supplies, postage and telephone                361,177            319,614            366,833
      Insurance and assessment expense                      139,310            160,149            167,040
      Loan related expense                                   88,731             51,759             77,022
      Administrative expense                                381,291            315,354            373,276
      Other                                                  86,442            199,729            201,647
                                                       ------------       ------------       ------------
                      Total                            $  2,679,546       $  2,655,572       $  2,766,713
                                                       ============       ============       ============

NOTE #11 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Comptroller of the Currency, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 2000, the combined amount of funds available from these two sources amounted to approximately $2,894,000 or 31%.

NOTE #12 - DEFERRED COMPENSATION

The Company has a deferred compensation plan for certain key management personnel and non-employee directors whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The plan provides for payments for fifteen years commencing upon retirement, death or disability. The plan provides for reduced benefits upon early retirement, disability or termination of employment. The Company may make matching contributions of officers' deferrals up to a maximum of 25% and 50% of senior officers' deferrals to a maximum of 10% of before-tax compensation. The Company's contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. Each participant contributes a minimum of $1,000 annually to the plan. The deferred compensation expense was $11,488 ($6,664 net of income taxes), $23,787 ($13,463 net of income taxes), and $22,124 ($18,186 net of income taxes) for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE #13 - DEFINED CONTRIBUTION PLAN

The Company has a qualified defined contribution plan (401(k) Retirement Savings
Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $10,000 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation. The Company's matching contribution becomes vested at 20% per year with full vesting after five years. The expense was $12,420 ($7,203 net of income taxes), $16,121 ($9,129 net of income taxes), and $15,321 ($12,563 net of income taxes), for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE #14 - INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

The following is a reconciliation of net income/(loss) and shares outstanding to the income/(loss) and number of shares used to compute EPS:


                                           2000                     1999                     1998
                                  -----------------------  -----------------------  ------------------------
                                     Net                      Net                      Net
                                    Income      Shares        Loss       Shares       Income      Shares
                                  ----------- -----------  ----------- -----------  ----------- ------------
Net income/(loss) as reported      $ 620,023                 $(24,864)               $ 443,383
Shares outstanding at year-end                 1,864,826                1,862,776                 1,862,776
Impact ofweighting shares
 purchased during the year                          (656)
                                  ----------- -----------  ----------- -----------  ----------- ------------
Used in Basic EPS                    620,023   1,864,170      (24,864)  1,862,776      443,383    1,862,776
Dilutive effect of outstanding
  stock options                                    1,264                  125,840                   131,479
                                  ----------- -----------  ----------- -----------  ----------- ------------
Used in Diluted EPS                $ 620,023   1,865,434     $(24,864)  1,988,616    $ 443,383    1,994,255
                                  =========== ===========  =========== ===========  =========== ============


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

Although, as of the most recent formal notification from the Office of the Comptroller of the Currency, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action; the Bank will be categorized as well capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank's actual regulatory capital amounts and ratios (dollar amounts in thousands):


                                                                             Capital Needed
                                                                 ----------------------------------------
                                                                                          To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                          Actual Regulatory      Adequacy Purposes    Action Provisions
                                         ---------------------   -------------------  -------------------
                                          Capital                Capital              Capital
                                           Amount     Ratio      Amount     Ratio      Amount    Ratio
                                         ----------- ---------   --------  ---------  --------- ---------
As of December 31, 2000
Total capital to risk-weighted assets:      $10,065    11.33%    $ 7,109       8.0%    $ 8,886     10.0%
Tier 1 capital to risk-weighted assets:     $ 9,281    10.44%    $ 3,554       4.0%    $ 5,331      6.0%
Tier 1 capital to average assets:           $ 9,281     8.41%    $ 4,412       4.0%    $ 5,515      5.0%

As of December 31, 1999
Total capital to risk-weighted assets:      $ 9,426     9.96%    $ 7,573       8.0%    $ 9,466     10.0%
Tier 1 capital to risk-weighted assets:     $ 8,662     9.15%    $ 3,783       4.0%    $ 5,675      6.0%
Tier 1 capital to average assets:           $ 8,662     7.46%    $ 4,645       4.0%    $ 5,806      5.0%



At December 31, 2000 and 1999, the Company's capital ratios were substantially the same as the Bank.

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

NOTE #16 - OTHER REAL ESTATE OWNED

As discussed in Note #1, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, were as follows:

                                                             2000             1999
                                                          ----------       ----------
Balance, Beginning of year                                $  262,714       $  287,354
Sales and other deletions                                   (231,034)         (24,640)
Valuation adjustments and other                              (31,680)         -
                                                           ----------       ----------
Balance, End of year                                       $       -        $  262,714
                                                           ==========       ==========



The balances at December 31, 2000 and 1999, are shown net of reserves.


NOTE #17 - RESERVE FOR LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 2000, 1999 and 1998:

                                                            2000              1999            1998
                                                        ------------      -----------      -----------
Balance, Beginning of year                              $   35,213        $  55,873        $   51,473
Provision charged to other expense                          31,680                -             4,400
Charge-offs and other reductions                           (66,893)         (20,660)                -
                                                       -----------       ----------        ----------
Balance, End of year                                   $         -       $   35,213        $   55,873
                                                       ===========       ==========        ==========



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

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2000. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                 December 31, 2000           December 31, 1999
                                            --------------------------   ---------------------------
                                             Carrying                      Carrying
                                              Amount       Fair Value        Amount      Fair Value
                                            -----------   ------------    ------------   -----------
Assets
      Cash and cash equivalents             $ 8,388,298    $ 8,388,298    $11,243,489    $11,243,489
      Interest-bearing deposits in other
        financial institutions                  198,000        198,000        495,000        495,000
      Investment securities                   5,527,040      5,527,040      9,428,297      9,428,297
      Loans receivable                       78,504,272     78,253,098     84,118,136     84,094,640
      Loans held for sale                       235,300        235,300        835,323        835,323
      Accrued interest receivable               570,089        570,089        573,187        573,187

Liabilities
      Non-interest bearing deposits          36,855,546     36,855,546     34,208,093     34,208,093
      Interest bearing deposits              62,727,564     62,728,346     70,315,085     70,312,424
      Accrued interest payable                  323,676        323,676        276,360        276,360


                                             Notional      Cost to Cede    Notional       Cost to Cede
                                              Amount        or Assume       Amount         or Assume
                                           -------------   -----------   ------------    ------------
Off-Balance Sheet Instruments
      Commitments to extend credit and
       standby letters of credit            $ 9,263,000     $   92,630   $ 10,339,000     $  103,390


The following methods and assumptions were used by the Bank in estimating fair value disclosures:

o    CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

o    INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS

     Interest-bearing deposits in other financial institutions mature within ninety days from the date of deposit and, therefore, the carrying amounts approximate those assets' fair values.

o    INVESTMENT SECURITIES

     Fair values are based upon quoted market prices, where available.

o    LOANS

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

o    LOANS HELD FOR SALE

     Loans held for sale are recorded at the lower of cost or estimated fair value and, therefore, the carrying amount approximates fair value.

o    DEPOSITS

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

o    OFF-BALANCE SHEET INSTRUMENTS

     Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

NOTE #19 - TIME DEPOSIT LIABILITIES

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2000 and 1999 was $6,526,308 and
     $10,087,216, respectively. At December 31, 2000, the scheduled maturities of time certificates of deposit are as follows:


                     2001                  $ 25,158,330
                     2002                     1,742,700
                     2003                        35,569
                                           ------------
                                           $ 26,936,599
                                           ============


NOTE #20 - BORROWINGS

The Bank has borrowing lines with four correspondent banks totaling $3.5 million and another line at the Federal Reserve. Loans with a carrying amount of approximately $3.9 million have been pledged to secure the line at the Federal Reserve.

NOTE #21 - DIRECTOR RETIREMENT PLAN

The Company has a Director Retirement Plan, which will provide retirement benefits to one or more Directors of the Bank. During 2000 and 1999 approximately $42,000 (approximately $24,000 net of income taxes), and $154,000 (approximately $87,000 net of income taxes), respectively, were expensed for this plan. The benefits to be paid are based upon the individual director's years of service to the Bank and decision to forego director fees for the respective years of participation.

NOTE #22 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2000 and 1999, approximately $244,000 (approximately $142,000 net of income taxes) and $104,000 (approximately $59,000 net of income taxes), respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years commencing at age 60.

NOTE #23 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT
           COMPANY)

                                 BALANCE SHEETS


                                                                2000          1999          1998
                                                            -----------    ----------    -----------
ASSETS
      Cash in Vineyard National Bank                         $   14,128    $    7,811    $    7,661
      Prepaid expenses                                             --             269           489
      Investment in subsidiary                                9,281,038     8,623,041     8,721,116
                                                             ----------    ----------    ----------

               Total Assets                                  $9,295,166    $8,631,121    $8,729,266
                                                             ==========    ==========    ==========

LIABILITIES
      Due to shareholders in lieu of
       fractional shares on stock splits                            133           886         1,107
                                                             ----------    ----------    ----------

STOCKHOLDERS' EQUITY
      Common stock                                            2,112,243     2,106,258     2,106,258
      Additional paid-in capital                              3,306,684     3,306,684     3,306,684
      Retained earnings                                       3,876,106     3,217,293     3,315,217
                                                             ----------    ----------    ----------

               Total Stockholders' Equity                     9,295,033     8,630,235     8,728,159
                                                             ----------    ----------    ----------

               Total Liabilities and Stockholders' Equity     9,295,166    $8,631,121    $8,729,266
                                                             ==========    ==========    ==========


                              STATEMENTS OF INCOME



INCOME
      Equity in income/(loss) of subsidiary                     $ 619,207     $ (25,014)    $ 443,218
      Interest                                                        998           950           965
      Other income                                                    618          --            --
                                                                ---------     ---------     ---------
                                                                  620,823       (24,064)      444,183
                                                                ---------     ---------     ---------

INCOME TAXES                                                          800           800           800
                                                                ---------     ---------     ---------

                      Net Income/(loss)                         $ 620,023     $ (24,864)    $ 443,383
                                                                =========     =========     =========

NOTE #23 - CONDENSED FINANCIAL INFORMATION OF VINEYARD NATIONAL BANCORP (PARENT
           COMPANY), Continued


                                                            2000          1999          1998
                                                         ----------   -----------    ----------
INCREASE IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest received                                  $     198     $     950     $     965
      Other income received                                    134          --            --
      Income taxes paid                                       --            (800)         (800)
                                                         ---------     ---------     ---------
                      Net Cash Provided
                       By Operating Activities                 332           150           165
                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                      5,985          --            --
                      Net Cash Provided
                                                         ---------     ---------     ---------
                       By Financing Activities               5,985          --            --
                                                         ---------     ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    6,317           150           165

CASH, Beginning of year                                      7,811         7,661         7,496
                                                         ---------     ---------     ---------

CASH, End of year                                        $  14,128     $   7,811     $   7,661
                                                         =========     =========     =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
      Net Income                                           620,023       (24,864)      443,383
      Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating Activities
          Decrease in other assets                             269           220            54
          Undistributed (earnings)/loss of subsidiary     (619,207)       25,014      (443,218)
          Decrease in other liabilities                       (753)         (220)          (54)
                                                         ---------     ---------     ---------
                      Net Cash Provided
                       By Operating Activities           $     332     $     150     $     165
                                                         =========     =========     =========


SELECTED QUARTERLY FINANCIAL DATA

     The selected quarterly data for 2000 is based on the unaudited financial statements of the Company as presented by management.



                                                                 Quarter Ended 2000
                                           ---------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           --------------  --------------   --------------  --------------
Net Interest Income                         $  1,738,914    $  1,765,007      $ 1,784,794    $  1,627,953
Provision for Loan and Lease Losses              (36,000)       (220,000)      -               -
Other Income                                     364,212         373,374          367,981    $    476,341
Other Expenses                                (1,815,650)     (2,155,601)      (1,456,683)   $ (1,745,619)
                                           --------------   -------------    -------------  --------------

Income/(Loss) Before Taxes                       251,476        (237,220)         696,092         358,675
Income Taxes                                    (101,000)         95,000         (292,000)       (151,000)
                                           --------------   -------------   --------------   -------------

Net Income/(Loss)                           $    150,476    $   (142,220)    $    404,092    $    207,675
                                           =============    ============     ============    ============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                                 $       0.08    $      (0.08)    $       0.22    $       0.11
                                           =============    ============     ============    ============
      Diluted                               $       0.08    $      (0.08)    $       0.22    $       0.11
                                           =============    ============     ============    ============

Weighted Average Shares
 in Per Share Calculation
      Basic                                    1,862,774       1,864,239        1,864,826       1,864,826
      Diluted                                  1,910,706       1,864,641        1,864,641       1,864,620

Balance Sheet Data
      Assets                                $117,807,277    $114,411,015     $111,577,621    $110,753,057
                                           =============    ============     ============    ============
      Deposits                              $106,127,272    $103,013,671     $ 10,771,943    $ 99,583,110
                                           =============    ============     ============    ============
      Loans and Leases/(Net)                $ 84,912,960    $ 81,076,583     $ 80,364,451    $ 78,739,572
                                           =============    ============     ============    ============
      Stockholders' Equity                  $  8,779,771    $  8,650,977     $  9,071,478    $  9,295,033
                                           =============    ============     ============    ============


     The selected quarterly data for 1999 is based on the unaudited financial statements of the Company as presented by management.


                                                                 Quarter Ended 1999
                                           ---------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           --------------  --------------   --------------  --------------
Net Interest Income                         $  1,704,296    $  1,745,299     $  1,729,198    $  1,611,676
Provision for Loan and Lease Losses              (41,000)        -                -              (125,000)
Other Income                                     355,491         384,004          384,285    $    779,769
Other Expenses                                (1,810,610)     (1,870,440)      (1,893,046)   $ (2,990,386)
                                            ------------    ------------     ------------    ------------

Income/(Loss) Before Taxes                       208,177         258,863          220,437        (723,941)
Income Taxes                                     (85,000)       (104,000)         (93,000)        293,600
                                            ------------    ------------     ------------    -------------

Net Income/(Loss)                           $    123,177    $    154,863     $    127,437    $   (430,341)
                                            ============    ============     ============    ============

Earnings/(Loss) Per Share
 of Common Stock
      Basic                                 $       0.07    $       0.08        $    0.07    $      (0.23)
                                            ============    ============     ============    ============
      Diluted                               $       0.06    $       0.08     $       0.06    $      (0.22)
                                            ============    ============     ============    ============

Weighted Average Shares
 in Per Share Calculation
      Basic                                    1,862,776       1,862,776        1,862,776       1,862,776
      Diluted                                  1,990,354       1,990,008        1,998,439       1,986,014

Balance Sheet Data
      Assets                                $115,783,879    $117,272,009     $115,247,963    $116,228,156
                                            ============    ============     ============    ============
      Deposits                              $105,269,935    $106,750,822     $104,160,124    $104,523,178
                                            ============    ============     ============    ============
      Loans and Leases/(Net)                $ 86,491,564    $ 83,594,909     $ 82,858,891    $ 84,953,459
                                            ============    ============     ============    ============
      Stockholders' Equity                  $  8,831,169    $  8,964,127     $  9,076,759    $  8,630,235
                                            ============    ============     ============    ============

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001, for the Company's 2000 annual shareholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001, for the Company's 2000 annual shareholders' meeting.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001, for the Company's 2000 annual shareholders' meeting.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001, for the Company's 2000 annual shareholders' meeting.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     a)   The following documents are filed as part of this Form 10-K:

          1)   Financial Statements:

               See Index to Financial Statements in Item 8 on Page 34 of this Report.

          2) All schedules are omitted as the information is not required, is not material or is otherwise furnished.

          3)   Exhibits:

               See Index to Exhibits on Page 65 of this Form 10-K. Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and arrangements:


          A)   Vineyard National Bank Deferred Compensation Plan. Exhibit 10.4

          B)   Incentive Stock Option Plan for Vineyard National Bank, 1997.
               Exhibit 10.17

          C) Employment Agreement between Vineyard National Bank and Norman A. Morales. Exhibit 10.18


     b)   Reports on Form 8-K:

          None.

     c)   Exhibits:

          See Index to Exhibits on Page 65 of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 30th day of March 2001.


                                 VINEYARD NATIONAL BANCORP
                                 (Registrant)



                                 By   /s/ NORMAN A. MORALES
                                      --------------------------------------
                                      Norman A. Morales,
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.



                                    President, Chief Executive Officer (Principal
  /s/ NORMAN A. MORALES             Executive Officer) and Director
-----------------------------
                                    Executive Vice President, Chief Financial Officer,
  /s/ SARA F. AHERN                 (Principal Financial and Accounting Officer)
------------------------------

  /s/ FRANK S. ALVAREZ              Chairman of the Board of Directors
------------------------------

  /s/ CHARLES KEAGLE                Director
------------------------------

  /s/ JOEL H. RAVITZ                Director
------------------------------

  /s/ LESTER STROH, M.D             Director
------------------------------

                                INDEX TO EXHIBITS


   EXHIBIT                                                                           SEQUENTIALLY
   NUMBER                     DESCRIPTION                                            NUMBERED PAGE
   ------                     -----------                                            -------------
     3.1    Registrant's Articles of Incorporation                                         (R-1)
     3.2    Registrant's Bylaws                                                            (R-1)
     3.3    Plan of Reorganization and Agreement of Merger                                 (R-1)
     4.0    Specimen Common Stock Certificate of Registrant                                (R-1)
    10.4    Vineyard National Bank Deferred Compensation Plan                              (R-1)
    10.9    Lease Agreement Between Vineyard National Bank and Landlord                    (R-1)
            Regarding Diamond Bar Office 1987                                              (R-1)
    10.15   Buy/Sell Agreement Between Vineyard National Bank and Wells Fargo 1984         (R-1)
    10.16   Buy/Sell Agreement Between Vineyard National Bank and Arrowhead                (R-1)
            Pacific Savings Bank 1988
    10.17   Incentive Stock Option Plan for Vineyard National Bank 1997                    (R-3)
    10.18   Employment Agreement Between Vineyard National Bank and                        (R-3)
            Norman A. Morales
    10.19   Lease Agreement Between Vineyard National Bank and Landlord                    (R-3)
            Regarding Manhattan Beach Loan Office 2001
    10.20   Registration of Securities Pursuant to Registrant's 1997 Incentive Stock       (R-3)
            Option Plan
    21      Subsidiaries of the Registrant                                                 (R-2)
    23      Consent of Vavrinek, Trine, Day & Co., LLP                                        66


(R-1) Incorporated by reference to the same numbered exhibit to Registrant's
      Annual Report on Form 10-K for the year ended December 31, 1988.

(R-2) Incorporated by reference to the same numbered exhibit to Registrant's
      Annual Report on Form 10-K for the year ended December 31, 1989.

(R-3) Incorporated by reference to the same numbered exhibit to Registrant's
      Annual Report on Form 10-K for the year ended December 31, 2000.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Vineyard National Bancorp:

We consent to the incorporation of our Report dated March 21 2000, on the consolidated financial statements of Vineyard National Bancorp as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, included in its Annual Report on Form 10-K for the year ended December 31, 2000.




/S/ VAVRINEK, TRINE, DAY & CO., LLP
----------------------------------------------
VAVRINEK, TRINE, DAY & CO., LLP
Certified Public Accountants
Rancho Cucamonga, California
March 23, 2001