Form 10-K405/A
period 2000-12-31
VINEYARD NATIONAL BANCORP
filed 2001-04-30
CIK 840256

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

                           Common Stock, no par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               FORM 10-K AMENDMENT

The Registrant; Vineyard National Bancorp ("Bancorp") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, by deleting its responses for Items 10,11,12 and 13 contained in its Annual Report on Form 10-K filed March 30, 2001 and replacing such Items as set forth in this Amendment No. 1 to Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Bancorp, and their ages at March 31, 2001 are as follows:

                                    DIRECTORS

FRANK S. ALVAREZ Mr. Alvarez, 66, is a retired Certified Public Accountant, formerly with Bowen McBeth, Inc. He is also on the Board of Directors of Casa Colina Rehabilitation Hospital in Pomona, California. He has been a Director of Vineyard National Bank (the "Bank") since 1981. On January 26, 2000 Mr. Alvarez became the new Chairman of the Board of the Bancorp. He has been a member of the Bancorp's Board of Directors since its inception in 1988.

CHARLES L. KEAGLE Mr. Keagle, 61, is founding owner, Chairman, and CEO of The C & C Organization, a position he has held for more than five years. C & C operates restaurants in southern California known as The Cask 'n Cleaver, El Gato Gordo and Charley's Grill. Mr. Keagle was an original founding organizer and Director of the Bank. In addition to his community service involvement, he is a member of the Board of Directors of The California Restaurant Association, The California Avocado Commission and The Advisory Board for the Cal Poly Pomona School of Hotel and Restaurant Management. He returned as a Bancorp Director in 1998.

NORMAN A. MORALES Mr. Morales, 40, has been employed by the Bancorp and the Bank as the Chief Executive Officer and President since October 1, 2000. Mr. Morales served as Executive Vice President/ Chief Operating Officer and Chief Credit Officer of Cedars Bank, Los Angeles, California from February, 1999 through September, 2000. His previous executive experience includes serving as Executive Vice President and Chief Financial Officer for Hawthorne Savings, F.S.B., in El Segundo, California from January, 1995 through January, 1999. He was Executive Vice President/ Chief Financial Officer and Chief Administrative Officer of Southern California Bank in La Mirada, California from July, 1987 through January, 1995. He has been a Bank Director and a Bancorp Director since October, 2000.

JOEL H. RAVITZ Mr. Ravitz, 55, has been Chairman of the Board and CEO of Quincy Cass Associates, Inc., a Los Angeles based securities broker dealer and a member of National Association of Securities Dealers. He has held this position for more than five years. He is a past President and Director of Therapeutic Living Centers for the Blind, a non-profit corporation, and a member of Town Hall of California and the Bond Club of Los Angeles. He has been a Bank Director since 1983 and a Bancorp Director since its inception in 1988.

LESTER STROH Dr. Stroh, 82, was Chairman of the Board of the Bancorp until he resigned as Chairman, effective January 26, 2000. He is a licensed physician and retired Chairman of the Department of Allergy at Southern California Permanente Medical Group, Kaiser Foundation Hospital, Fontana, California. He has been a Bank Director since 1981 and a Bancorp Director since its inception in 1988.

                               EXECUTIVE OFFICERS

ROBERT J. SCHOEFFLER Mr. Schoeffler, 53, served as the Acting Chief Executive Officer of the Bancorp and the Bank from April, 2000 through October, 2000. He served as the Executive Vice President/Senior Credit Officer of the Bank from November, 1999 through March, 2000, and again from October, 2000 through December, 2000. He had served in this capacity two separate times since January, 1993. Mr. Schoeffler joined the Bank in April, 1991 as Vice President/Manager of the Rancho Cucamonga branch and then became Senior Vice President/Commercial Lending. Mr. Schoeffler's employment was terminated on April 2, 2001.

SARA F. AHERN Ms. Ahern, 46, is the Executive Vice President and Chief Financial Officer of the Bank and the Bancorp and has held this position since November, 2000. Ms. Ahern joined the Bank in June, 1993, as Vice President/Director of Operations. She served as Executive Vice President and Cashier from January 1994 until November, 2000.

RONALD C. ZUREK Mr. Zurek, 48, is a Senior Vice President. He served as Acting Senior Credit Officer from April, 2000 through October, 2000. Mr. Zurek joined the Bank in April, 1993, as Vice President/Commercial Loan Officer. He was assigned the duties of the Bank's Community Reinvestment Act (CRA) Officer in January, 1994 and then became Senior Vice President/Regulatory Compliance Officer in March, 1997.

All of the above officers hold office at the pleasure of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirement, we believe that, during the year ended December 31, 2000, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16 (a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Chief Executive Officer and the executive officers of the Bank, which is a subsidiary of the Bancorp, for the last three year period ending December 31, 2000.

                                     SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                    Annual Compensation           Compensation
                               ----------------------------   ---------------------
 Name and principal                                           Securities underlying     All other
 position                      Year      Salary       Bonus      options/SARs(#)       Compensation
            (a)                (b)         (c)        (d)              (g)                 (i)
---------------------------------------------------------------------------------------------------
Norman A. Morales              2000     $ 56,250                      80,000
President and                   --
Chief Executive Officer         --

Steven R. Sensenbach(1)        2000     $ 76,859         --                             $204,600
President and                  1999     $200,000    $89,465
Chief Executive Officer        1998     $200,000    $74,815

Robert J. Schoeffler(2)        2000     $119,250    $10,000           8,000
Executive Vice President       1999     $ 80,000    $ 2,125               0
                               1998     $ 81,107    $   904           5,000

Sara F. Ahern                  2000     $ 86,030    $10,000           8,000
Executive Vice President       1999     $ 75,000    $ 2,008               0
                               1998     $ 70,000    $   717           5,000

Ronald C Zurek                 2000     $ 76,104    $ 6,350           8,000
Senior Vice President          1999     $ 72,482    $ 1,925               0
                               1998     $ 69,030    $   707           3,000

(1) Mr. Sensenbach's employment with the Company was terminated effective as of March 31, 2000.

(2) Mr. Schoeffler's employment with the Company was terminated effective as of April 2, 2001.

The following tables summarize, for the year ended December 31, 2000, option grants under the Bancorp's 1997 Incentive Stock Option Plan and option exercises by the executive officers named in the Summary Compensation Table, and the value of the options held by them as of December 31, 2000.

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                      Potential realizable value
                                                                                       at assumed annual rates
                                                                                     of stock price appreciation
                                        Individual Grants                                  for option term
----------------------------------------------------------------------------------------------------------------
         (a)                   (b)              (c)          (d)          (e)            (f)          (g)
                                             Percent of
                            Number of          total
                            securities     options/SARs    Exercise
                            underlying      granted to     or base
                           options/SARs    employees in     price      Expiration
         Name               granted (#)      fiscal year   ($/Share)      Date         5%(*)       10%(*)

Norman A. Morales             80,000           49.54%        $4.00      11/13/07       $130,272    $303,589
Steven R. Sensenbach(1)        5,000            3.10%        $5.00      11/13/07       $      0    $      0
Robert J. Schoeffler(2)        5,000            3.10%        $5.00      11/13/07       $      0    $      0
Robert J. Schoeffler           3,000            1.86%        $4.00      11/13/07       $  4,885    $ 11,385
Sara F. Ahern(2)               5,000            3.10%        $5.00      11/13/07       $      0    $      0
Sara F. Ahern                  3,000            1.86%        $4.00      11/13/07       $  4,885    $ 11,385
Ronald C. Zurek(2)             5,000            3.10%        $5.00      11/13/07       $      0    $      0
Ronald C. Zurek                3,000            1.86%        $4.00      11/13/07       $  4,885    $ 11,385

*The dollar amount under columns (f) and (g) are based on assumed 5% and 10% annual rates of appreciation set by the SEC. These amounts should not be viewed as, and are not intended to be a forecast of possible future appreciation, if any, in the Company's stock price.

(1)   These options were cancelled under the terms of the Stock Option Plan.

(2)   These options were cancelled on September 27, 2000.


                                  FISCAL YEAR-END OPTION/SAR VALUES

                           Number of securities
                          underlying unexercised      Value(*) of unexercised
                          options/SARs at fiscal     in-the-money(*) options/
                          year-end(#) (in shares)    SARs at fiscal year-end($)
        Name             Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------------------------------------------------------------------
        (a)                        (d)                          (e)
Norman A. Morales           20,000      60,000           $  0         $0
Steven R. Sensenbach             0           0           $  0         $0
Robert J. Schoeffler         1,440       3,000           $255         $0
Sara F. Ahern                    0       3,000           $  0         $0
Ronald C Zurek                   0       3,000           $  0         $0

* For purposes of column (e), the "value" of unexercised options means the difference between the option exercise price and the market value of the underlying shares based on $3.0938, the closing price for the Company's common stock on December 31, 2000.

COMPENSATION OF DIRECTORS

Directors of the Bancorp currently are paid $2,000 for their personal attendance at any meeting of the Board of Directors of the Bank. The Chairman of the Board of Directors of the Bank and Chairman Emeritus are currently being paid an additional $500 and $250, respectively, for their personal attendance at any meeting of the Board of Directors of the Bank. The Directors who serve on the Audit Committee of the Bancorp, Asset and Liability Committee of the Bank and/or Loan Committee of the Bank are currently being paid $300 for their personal attendance at each meeting of such committee.

EMPLOYMENT CONTRACT AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Bancorp has an employment agreement with Mr. Morales. The expiration date of this contract is September 30, 2001. The Board of Directors has voted to extend Mr. Morales' contract for a one year term subject to negotiation of a mutually acceptable amendment with Mr. Morales. Mr. Morales' annual salary is $225,000. At any time during the term of Mr. Morales' employment agreement, the Board of Directors may terminate his employment with or without cause. If the termination is without cause, then Mr. Morales is entitled to severance pay equal to six month's salary. In the event that the employment agreement is terminated by a merger or sale or transfer of the Bank's and Bancorp's assets during the term of the agreement, then Mr. Morales is entitled to one year's salary.

OTHER BENEFITS

Deferred Compensation - The Bank maintains a non-qualified deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death or disability. The Bank may make matching contributions of 25% of titled officers' deferrals, 50% for senior officers', and 100% of executive officer's deferrals up to a maximum of 5% (10% for executive officers) of before-tax compensation. The Company's contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. Each participant contributes a minimum of $1,000 annually to the plan.

Defined Contribution Plan - The Company has a qualified defined contribution (401(k) Retirement Savings Plan) for all eligible employees. Employees may contribute from 1% to 15% of their compensation with a maximum of $10,500 annually. The Company's contribution to the plan is based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 4% of the employee's compensation.

Director Retirement Plan--The Company has made available to eligible directors a Director Retirement Plan, which will provide retirement benefits to them.

Supplemental Executive Retirement Plan - The Company had a Supplemental Executive Retirement Plan which is no longer available that provides retirement benefits for the former chief executive officer of the Bank.

Stock Option Plan - The Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") in November 1997. Each director, officer, employee or consultant of the Company or any of our subsidiaries is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1997 Plan is 253,316, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan. As of March 31, 2001, 50,100 shares of Common Stock remained available for grant of awards to eligible participants under the 1997 Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors did not maintain a Compensation Committee during 2000. No executive officer or employee participated in the deliberations of the Board of Directors concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Bancorp does not know of any person or group that beneficially owned more than 5% of its common stock on March 31, 2001 except as set forth in the following table.

                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                                        Options Exercisable
                       Name and address        Amount and nature of      within 60 Days of     Percent
  Title of Class      of beneficial owner   beneficial ownership(3)(4)       03/31/2001       of class(3)
---------------------------------------------------------------------------------------------------------
Common Stock         Frank S. Alvarez              111,865(1)                 5,000              6.27%
                     1080 West 22nd St.
                     Upland, CA  91786

Common Stock         Charles L. Keagle             105,120(2)                 5,000              5.91%
                     2533 Vista Drive
                     Upland, CA  91886


(1) Includes 107,625 shares held by Louis M. Alvarez and Frank S. Alvarez as co-trustees of Manual Alvarez and Lorenza E. Alvarez trust and 4,240 shares held jointly by Frank S. Alvarez and Encarnacion Alvarez.

(2) Includes 104,048 shares held jointly by Charles L. Keagle and Linda J. Keagle and 1,072 shares held for their children with Charles L. Keagle as custodian, under the California Uniform Gift to Minors act.

(3) Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares.) In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the share (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of the acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 31, 2001. The number of shares outstanding at March 31, 2001 was 1,864,826.

(4) Number of shares included in this column does not include options exercisable within 60 days of March 31, 2001.

The table below shows for current directors, executive officers, and all directors and executive officers as a group, the shares of common stock beneficially owned as of March 31, 2001.

                           SECURITY OWNERSHIP OF MANAGEMENT


                                                                         Options Exercisable
                         Name of               Amount and nature of        within 60 Days of
 Title of Class      beneficial owner       beneficial ownership(2)(3)        03/31/2001
---------------------------------------------------------------------------------------------
Common Stock      Frank S. Alvarez                  111,865                     5,000
Common Stock      Charles L. Keagle                 105,120                     5,000
Common Stock      Norman Morales                      1,500                    20,000
Common Stock      Joel Ravitz                        47,482(1)                  5,000
Common Stock      Lester Stroh                       60,750                     5,000
Common Stock      Sara F. Ahern                           1                     3,333
Common Stock      Robert J. Schoeffler                    2                     4,773
Common Stock      Ronald C. Zurek                     2,000                     2,667

Common Stock      Directors and executive           328,720                    50,773
                  Officers of the Bancorp
                  as a group

(1) Includes 19,668 shares held by Quincy Cass Associates over which Mr. Ravitz exercises control.

(2) Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares.) In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the share (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of the acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 31, 2001. The number of shares outstanding at March 31, 2001 was 1,864,826.

(3) Number of shares included in this column does not include options exercisable within 60 days of March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the directors and executive officers of the Bancorp and its subsidiary, the Bank, and the companies with which the directors and executive officers are associated were customers of, and had banking transactions with, the Bank during 2000. Such transactions were in the ordinary course of business and the Bank expects to have similar banking transactions in the future. All the loans and commitments included in such transactions were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and, did not involve more than a normal risk of collectibility or present other unfavorable features.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 30th day of April 2001.

                                             VINEYARD NATIONAL BANCORP
                                             (Registrant)



                                             By   /s/ NORMAN A. MORALES
                                               ---------------------------------
                                               Norman A. Morales,
                                               President and Chief Executive
                                               Officer