Form 10-Q
period 2001-03-31
VINEYARD NATIONAL BANCORP
filed 2001-05-15
CIK 840256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001        Commission File No. 0-20862


                            VINEYARD NATIONAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)


                 California                             33-0309110
      (State or other jurisdiction of                 (IRS employer
       incorporation or organization)             identification number)


         9590 Foothill Boulevard                            91730
       Rancho Cucamonga, California                       (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (909) 987-0177

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         APPLICABLE TO CORPORATE ISSUER

          Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date. 1,864,826 shares of common stock as of May 1, 2001.

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      MARCH 31, 2001 AND DECEMBER 31, 2000



                                TABLE OF CONTENTS


                                     PART I

FINANCIAL STATEMENTS

     Consolidated Balance Sheets
     March 31, 2001 and December 31, 2000 ...................................  3

     Consolidated Statements of Income
     For the Three Months Ended March 31, 2001 and 2000 .....................  4

     Consolidated Statements of Changes in Stockholders' Equity
     For the Three Months Ended March 31, 2001 and 2000 .....................  5

     Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2001 and 2000 .....................  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................................  8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................  9


                                     PART II

OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .............................  14

SIGNATURES .................................................................  15

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                              ASSETS
                                                                    (Unaudited)
                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                    ------------      ------------
Cash and due from banks                                             $  8,622,418      $  8,388,298
Federal funds sold                                                    20,425,000         8,405,000
                                                                    ------------      ------------
                      Total Cash and Cash Equivalents                 29,047,418        16,793,298
                                                                    ------------      ------------
Interest-earning deposits in other financial institutions                198,000           198,000
Investment securities
      Available-for-sale                                               8,558,225         5,527,040
Loans, net of unearned income                                         79,550,231        79,288,364
Loans held for sale                                                    1,372,000           235,300
            Less:  Reserve for probable loan losses                     (745,823)         (784,092)
                                                                    ------------      ------------
                                                                      80,176,408        78,739,572
Bank premises and equipment                                            5,572,453         5,482,187
Accrued interest                                                         547,486           570,089
Cash surrender value of life insurance                                 2,365,465         2,381,047
Other real estate owned                                                       --                --
Federal Reserve Bank and other stock at cost                             177,200           177,200
Other assets                                                           1,246,593           884,624
                                                                    ------------      ------------
                      Total Assets                                  $127,889,248      $110,753,057
                                                                    ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
          Demand deposits                                             39,505,879        36,869,674
          Savings and NOW deposits                                    25,717,185        25,947,059
          Money market deposits                                       10,745,457         9,829,779
          Time deposits in denominations of $100,000 or more          13,312,230         6,526,307
          Other time deposits                                         26,830,813        20,410,291
                                                                    ------------      ------------
                                                                     116,111,564        99,583,110
      Accrued employee salary and benefits                             1,172,608         1,114,270
      Accrued interest and other liabilities                           1,028,558           760,644
                                                                    ------------      ------------
                      Total Liabilities                              118,312,730       101,458,024
                                                                    ------------      ------------
Stockholders' Equity
      Contributed capital
          Common stock - authorized 15,000,000 shares; no par
            value; issued and outstanding 1,864,826 shares in
            2001 and 2000                                              2,112,243         2,112,243
      Additional paid-in capital                                       3,306,684         3,306,684
      Retained earnings                                                4,141,506         3,876,141
      Accumulated other comprehensive income                              16,085               (35)
                                                                    ------------      ------------
                      Total Stockholders' Equity                       9,576,518         9,295,033
                                                                    ------------      ------------
                      Total Liabilities and Stockholders' Equity    $127,889,248      $110,753,057
                                                                    ============      ============




See accompanying notes to financial statements                      Page 3 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                        March 31,       March 31,
                                                                           2001           2000
                                                                        ----------     ----------
INTEREST INCOME
      Interest and fees on loans                                        $2,029,906     $2,077,189
      Interest on Investment Securities
          Obligations of U.S. Government Agencies and Corporations          72,333        131,637
      Interest on other securities                                           2,358          2,358
      Interest on deposits                                                   3,349          3,516
      Interest on Federal funds sold                                       227,507         33,424
                                                                        ----------     ----------
                      Total Interest Income                              2,335,453      2,248,124
                                                                        ----------     ----------
INTEREST EXPENSE
      Interest on savings deposits                                          45,987         48,940
      Interest on NOW and money market deposits                            112,172        109,964
      Interest on time deposits in denominations of $100,000 or more       155,713         86,316
      Interest on other time deposits                                      347,537        262,920
      Interest on borrowed funds                                                --          1,070
                                                                        ----------     ----------
                      Total Interest Expense                               661,409        509,210
                                                                        ----------     ----------
                      Net Interest Income                                1,674,044      1,738,914
PROVISION FOR LOAN AND LEASE LOSSES                                                       (36,000)
                                                                        ----------     ----------
                      Net Interest Income After Provision
                        for Loan and Lease Losses                        1,674,044      1,702,914
                                                                        ----------     ----------
OTHER  INCOME
      Fees and service charges                                             377,596        360,896
      Other income                                                          58,626          3,316
                                                                        ----------     ----------
                      Total Other Income                                   436,222        364,212
                                                                        ----------     ----------
OTHER EXPENSES
      Salaries and employee benefits                                       954,959        870,559
      Occupancy expense of premises                                        144,013        156,897
      Furniture and equipment expense                                      137,996        138,427
      Other expenses (Note #2)                                             607,932        649,767
                                                                        ----------     ----------
                                                                         1,844,900      1,815,650
                                                                        ----------     ----------
Income Before Income Taxes                                                 265,366        251,476
Income Taxes                                                                    --        101,000
                                                                        ----------     ----------
Net Income                                                              $  265,366     $  150,476
                                                                        ==========     ==========

Basic Earnings Per Share                                                $     0.14     $     0.08
                                                                        ==========     ==========
Diluted Earnings Per Share                                              $     0.14     $     0.07
                                                                        ==========     ==========



See accompanying notes to financial statements                      Page 4 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                                       Accumulated
                                                   Number of                Additional                    Other
                                                    Shares       Common       Paid-in     Retained     Comprehensive
                                                  Outstanding     Stock       Capital     Earnings         Income        Total
                                                  -----------  -----------  -----------   ----------   -------------  ----------
BALANCE, January 1, 2000                           1,862,776   $ 2,106,258  $ 3,306,684   $3,256,118     $  (38,825)  $8,630,235
      Comprehensive income
           Net Income                                                                        150,476                     150,476
           Unrealized security holding losses
           (net of $679 tax)                                                                                   (940)        (940)
                                                                                                                      -----------
           Total other comprehensive income                                                                                 (940)
      Total Comprehensive income                                                                                         149,536
                                                   ---------   -----------  -----------   ----------     ----------   -----------
BALANCE, March 31, 2000                            1,862,776   $ 2,106,258  $ 3,306,684   $3,406,594     $  (39,765)  $8,779,771
                                                   =========   ===========  ===========   ==========     ==========   ===========


                                                                                                       Accumulated
                                                   Number of                Additional                    Other
                                                    Shares       Common       Paid-in     Retained     Comprehensive
                                                  Outstanding     Stock       Capital     Earnings         Income        Total
                                                  -----------  -----------  -----------   ----------   -------------  ----------
BALANCE, January 1, 2001                           1,864,826    $2,112,243  $ 3,306,684  $ 3,876,140      $     (35)  $ 9,295,032
      Comprehensive income
           Net Income                                                                        265,366                      265,366
           Unrealized security holding gains
           (net of $11,648 tax)                                                                              16,120        16,120
                                                                                                                     -------------
           Total other comprehensive income                                                                                16,120
      Total Comprehensive income                                                                                          281,486
                                                   ---------   -----------  -----------   ----------     ----------   -----------
BALANCE, March 31, 2001                            1,864,826    $2,112,243  $ 3,306,684   $4,141,506     $   16,085   $ 9,576,518
                                                   =========   ===========  ===========   ==========     ==========   ===========



See accompanying notes to financial statements                      Page 5 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                    March 31,       March 31,
                                                                      2001            2000
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                   $ 2,329,496     $ 2,117,358
      Service fees and other income received                           436,222         364,212
      Interest paid                                                   (517,283)       (502,473)
      Cash paid to suppliers and employees                          (1,893,066)     (2,015,917)
      Income taxes paid                                                     --        (135,000)
                                                                   -----------     -----------
                      Net Cash Provided By Operating Activities        355,369        (171,820)
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of investment securities,
       available-for-sale
      Proceeds from maturities of investment securities,
       available-for-sale                                            3,000,000              --
      Purchase of investment securities available-for-sale          (6,000,000)             --
      Net decrease in deposits in other financial institutions              --         396,000
      Recoveries on loans previously written off                         5,950           4,414
      Net loans made to customers and principal
        collections of loans                                        (1,417,618)         99,751
      Capital expenditures                                            (218,035)        (13,460)
      Proceeds from sale of property, plant and equipment                   --              --
      Proceeds from sale of other real estate owned                         --              --
                                                                   -----------     -----------
                     Net Cash Used In Investing Activities          (4,629,703)        486,705
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase/(decrease) in demand deposits, NOW accounts,
       savings accounts, and money market deposits                   3,322,010       1,657,772
      Net increase/(decrease) in certificates of deposits           13,206,444         (53,678)
                                                                   -----------     -----------
                      Net Cash Provided By Financing Activities     16,528,454       1,604,094
                                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           12,254,120       1,918,979

CASH AND CASH EQUIVALENTS, Beginning of year                        16,793,298      11,243,489
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, End of quarter                          $29,047,418     $13,162,468
                                                                   ===========     ===========




See accompanying notes to financial statements                      Page 6 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                           March 31,     March 31,
                                                                             2001           2000
                                                                           ---------     ---------
RECONCILIATION OF NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                           $ 265,366     $ 150,476
                                                                           ---------     ---------
      Adjustments to Reconcile Net Income/(Loss)
       to Net Cash Provided by Operating Activities
          Depreciation and amortization                                      124,378       131,855
          Provision for probable credit losses                                    --        36,000
         (Increase)/decrease in deferred taxes                              (123,945)           --
          Increase/(decrease) in taxes payable                               124,000       (34,000)
          Increase in other assets                                          (222,468)     (173,991)
          Decrease in unearned loan fees                                     (25,169)      (99,666)
          Decrease/(Increase) in interest receivable                          22,603       (23,117)
          Increase in interest payable                                       144,126         6,737
          Increase/(decrease)  in accrued expense and other liabilities       46,478      (166,114)
                      Total Adjustments                                       90,003      (322,296)
                                                                           ---------     ---------
                      Net Cash Provided By Operating Activities            $ 355,369     $(171,820)
                                                                           =========     =========

SUPPLEMENTARY INFORMATION
      Change in valuation allowance for investment securities              $  16,120     $    (940)
                                                                           =========     =========


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.






See accompanying notes to financial statements                      Page 7 of 15

                    VINEYARD NATIONAL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for each of the three month periods ended March 31, 2001 and 2000:

                                                       March 31,       March 31,
                                                          2001            2000
                                                       ---------       ---------
Data processing                                         $166,658        $153,383
Marketing expenses                                        76,881          49,317
Office supplies, postage and telephone                   116,112          85,210
Professional expenses                                     82,198         211,693
Bank insurance and assessments                            36,716          34,790
Other                                                    129,367         115,374
                                                        --------        --------
                      Total Other Expenses              $607,932        $649,767
                                                        ========        ========


NOTE #3 - EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The number of shares used in the calculation of Basic EPS was 1,864,826. The number of shares used in the calculation of Diluted EPS was 1,866,303.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Vineyard National Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Vineyard National Bank, a National banking association (the "Bank"). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank operates five full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline and Blue Jay, in addition to a loan production office in Manhattan Beach. Shares of the Company's common stock are traded on the Over-The-Counter Bulletin Board under the ticker symbol VNBC.

FORWARD LOOKING STATEMENTS

           This report contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently unreliable and actual results may vary. Factors which could cause actual results to differ from these forward-looking statements include changes in the competitive marketplace, changes in the interest rate environment, economic conditions, outcome of pending litigation, risks associated with credit quality and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

           The Company had net income of $265,366, or $0.14 per diluted share for the quarter ended March 31, 2001, as compared to $150,476, or $0.07 per diluted share for the same period in 2000. Earnings for the first quarter of 2001 were partially impacted by increases to salary and benefits expenses associated with the retention of new personnel in business development, credit administration, and increased expenditures in marketing and product distribution. Increases in interest expense were attributable to the significant period growth in new deposit relationships, whose monies have been temporarily invested in Federal funds. The Company received the benefit during the quarter from the partial release of a valuation reserve against a deferred tax asset, eliminating any income tax provision for the period.

NET INTEREST INCOME

           The principal determinant of the Bank's net results of operations is its net interest income. Net interest income is the difference or "margin" between interest earned on interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income decreased approximately $65,000 or 3.7% in the three month period ended March 31, 2001, as compared to the same period in 2000. The decrease was due primarily to approximately an $87,000 increase in interest income and an approximately $152,000 increase in interest expense. The net change was substantially a result of decreases in loan volume, investment securities, savings and NOW accounts, and money market accounts offset with increases in Fed funds and time deposits from March 2001 as compared to March 2000. During the first quarter the Company focused on bringing to the Bank sufficient liquidity to support new business lending.

           Outstanding loans and leases increased during the three month period ended March 31, 2001, by approximately $1,437,000. During this period total deposits increased by approximately $16,528,000. The deposit mix changed as demand deposits increased by approximately $2,636,000, savings and NOW accounts decreased by approximately $230,000, money market accounts increased approximately $916,000, time deposits in excess of $100,000 increased approximately $6,786,000, and other time deposits increased approximately $6,421,000. The Bank is asset-sensitive which contributed to an interest margin compression due to the recent decreases in market interest rates, bringing the net interest margin down from 7.1% at yearend 2000 to 6.6% at March 31, 2001.

PROVISION FOR PROBABLE LOAN LOSSES

            The Bank follows the practice of maintaining a reserve for potential losses on loan and leases (the "Loan Loss Reserve" or the "Reserve") at an amount, which, in Management's judgment, is adequate to absorb potential losses on total loans and leases outstanding. Losses on loans or leases are charged against the reserve and the reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to the deterioration in the condition of borrowers, in the value of collateral securing loans or in general economic conditions. Additions to the reserve are made through a charge against income referred to as the "Provision for Loan and Lease Losses".

           After Management's review during the three month period ended March 31, 2001 the Reserve was determined to be adequate and, as such no provision was made as compared to $36,000 for the same period in 2000. The net charge-offs on previously granted loans were approximately $38,000 for the three months ended March 31, 2001, as compared to $16,000 for the same period in 2000.

OTHER INCOME

           The increase of approximately $72,000 in other income in the three month period ended March 31, 2001, as compared to 2000, was due to an increase in fees and service charges of $17,000 and an increase in other income of $55,000. Fees on loans held for sale are now reported in the category of other income.

OTHER EXPENSES

           Other expenses, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) data processing, marketing, office supplies, postage and telephone, professional fees, bank insurance and assessments, and other non-interest expense, decreased by approximately $42,000 or 6.4%, during the three month period ended March 31, 2001, as compared to the same period in 2000. The decrease in other expenses was primarily a result of increases in salaries and employee benefits, data processing, marketing, office supplies, bank insurance and assessments, and other expenses offset by decreases in occupancy expenses, expenses of furniture and equipment, and professional services expense. The Company received the benefit during the quarter from the partial release of a valuation reserve against a deferred tax asset, eliminating any income tax provision for the period.

FINANCIAL CONDITION AND LIQUIDITY

           During the three months ended March 31, 2000, the Company's assets increased by approximately $17,136,000 or 15.5%, compared to December 31, 2000. The Company continued to have adequate cash resources with approximately $8,820,000 of cash held on deposit at other financial institutions including time deposits, approximately $8,058,000 of investment securities (net of investments pledged as collateral), and $20,425,000 in Federal funds sold at March 31, 2001. Additional sources of liquidity include facilities enabling the Company to borrow up to $4,700,000 of Federal funds from other banks. Liquidity increased and resulted in an increase in cash and cash equivalents of approximately $12,254,000. The Bank's investment portfolio contains $16,000 of unrealized gains on estimated fair values when compared to book values at March 31, 2001. At March 31, 2001, the Company had placed a performing loan on non-accrual status in the amount of $51,000 due to a previous impairment.

           Total shareholders' equity increased from approximately $9,295,000 at December 31, 2000 to $9,577,000 at March 31, 2001, as a result of net income generated for the three months then ended and an increase in accumulated other comprehensive income.

           The Company's and the Bank's primary regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets, respectively. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for Federal regulatory purposes. As of March 31, 2001, the Company had a ratio of capital to risk-weighted assets of 10.63%, a ratio of Tier 1 capital to risk-weighted assets of 9.84%, and a leverage capital ratio of 7.88%. The Company's management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

NON-PERFORMING LOANS

           The following table sets forth information regarding the Bank's non-performing loans at March 31, 2001 and December 31, 2000.

                                                                  March 31,   December 31,
(Dollars in Thousands)                                              2001         2000
                                                                  ---------   ------------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural
          Real estate
          Installment loans to individuals                           $--         $ 25
                                                                     ---         ----
                      Total Loans Past Due More Than 90 Days           0           25
                                                                     ---         ----

Renegotiated Loans(2)                                                 --           --
                                                                     ---         ----

Non-accrual Loans(3)
      Aggregate Loan Amounts
          Commercial, financial and agricultural                      51          131
          Real estate                                                  0          176
                                                                     ---         ----
                      Total Non-accrual Loans                         51          307
                                                                     ---         ----
                      Total Non-Performing Loans                     $51         $332
                                                                     ===         ====


(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 2001 and 2000.

(3) There was one loan on non-accrual status totaling approximately $51,000 at March 31, 2001, and three loans totaling approximately $307,000 at December 31, 2000.

           The policy of the Company is to review each loan in the loan portfolio on an on-going basis to identify problem credits. In addition, as an integral part of its review process of the Bank, the Comptroller also classifies problem credits upon their scheduled examinations of the Bank. There are three classifications for problem loans: "substandard", "doubtful" and "loss". Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree or risk to warrant classification in a substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention.

           As of March 31, 2001 the Bank's classified loans consisted of $3,533,000 of loans classified as substandard and no loans classified as doubtful. The Bank's $3,533,000 classified as substandard consisted of approximately $3,482,000 of performing loans and approximately $51,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

RESERVE FOR PROBABLE LOAN AND LEASE LOSSES

           The reserve for probable loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 2001, reflected an amount which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Bank was most recently examined by the Comptroller as of December 31, 2000 and the reserve was found to provide adequate coverage for potential loan losses.

           The reserve for probable loan and lease losses at March 31, 2001, was approximately $746,000 or .92% of total loans and leases, as compared to $784,000 or .98% of total credits at December 31, 2000. Additions to the reserve are effected through the provision for loan and lease losses which is an operating expense of the Company.

           The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                March 31,      December 31,
(Dollars in Thousands)                                             2001            2000
                                                                ---------      ------------
Allowance For Loan Losses
      Balance, Beginning of period                                $ 784           $ 764
                                                                  -----           -----
      Charge-offs
          Commercial, financial and agricultural                     21             305
          Real estate mortgage
          Consumer loans                                             23              61
                                                                  -----           -----
                      Total Charge-offs                              44             366
                                                                  -----           -----
      Recoveries
          Commercial, financial and agricultural                      3             110
          Real estate mortgage
          Consumer loans                                              3              20
                                                                  -----           -----
                      Total Charge-offs                               6             130
                                                                  -----           -----
Net Charge-offs                                                      38             236
                                                                  -----           -----
Provision Charged to Operations                                       0             256
                                                                  -----           -----
Balance, End of period                                            $ 746           $ 784
                                                                  =====           =====
Net Charge-offs During the Period to Average Loans
 Outstanding During the Period Ended                               0.05%           0.28%
                                                                  =====           =====
Allowance For Loan Losses to Loans at Quarter End /Year End        0.92%           0.98%
                                                                  =====           =====


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

           The following reflects the Company's net interest income sensitivity analysis as of March 31, 2001

                                                     (Dollars in Thousands)
                                 Estimated Net       Market          Market
            Simulated          Interest Income      Value of        Value of
           Rate Changes           Sensitivity        Assets        Liabilities
           ------------        ---------------      --------       -----------
      +200 Basis Points              4.8%          $ 124,659       $ 116,174
      -200 Basis Points             -5.7%            129,714         120,458


           The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions, including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

ELECTRICITY CRISIS IN CALIFORNIA. California is currently experiencing a tightening in the supply of electricity. Rolling power outages or "blackouts" have occurred during the past few months. During the summer months power usage is at its highest. An increased number of blackouts is expected during this time. Such outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Power outages could cause delays in processing banking transactions. Unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. We have developed contingency plans to deal with such power outages. We have reviewed the plans and procedures of major vendors who provide us processing services to determine that they have taken appropriate steps to mitigate possible power related incidents. We cannot predict the frequency or duration of the power outages that may occur such outages could adversely affect our future operating results. We also expect the cost of the electricity we use in our operations to increase.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.  CHANGES IN SECURITIES

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5.  OTHER INFORMATION

           Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)      Exhibits:  None

         b)      Reports on Form 8-K:  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2001.


                                         VINEYARD NATIONAL BANCORP



                                         By: /s/Sara F. Ahern
                                             -----------------------------------
                                             Sara F. Ahern
                                             Chief Financial Officer