Form 10-Q
period 2001-06-30
VINEYARD NATIONAL BANCORP
filed 2001-08-03
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	33-0309110 (IRS employer identification number)

9590 Foothill Boulevard Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)

Registrant’s telephone number, including area code: (909) 987-0177

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s classes of common stock on the latest practicable date: 1,871,126 shares of common stock as of July 30, 2001.

VINEYARD NATIONAL BANCORP

FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000,
AND DECEMBER 31, 2000

	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Statements of Financial Condition

	at June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income

	for the Six Months and Three Months Ended June 30, 2001 and 2000	4

	Consolidated Statement of Changes in Stockholders' Equity

	for the Six Months Ended June 30, 2001 and 2000	5

	Consolidated Statements of Cash Flows

	for the Six Months Ended June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition

	and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	19

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities	20

ITEM 3.	Defaults upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently unreliable and actual results may vary. Factors which could cause actual results to differ from these forward-looking statements include changes in the competitive marketplace, changes in the interest rate environment, economic conditions, outcome of pending litigation, risks associated with credit quality and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM I.   FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited except for December 31, 2000)
Assets

	June 30,	December 31,
	2001	2000

Cash and due from banks	$10,106,969	$8,388,298

Federal funds sold	16,058,000	8,405,000

Total Cash and Cash Equivalents	26,164,969	16,793,298

Interest-bearing deposits in other financial institutions	198,000	198,000

Investment securities available-for-sale	15,576,734	5,527,040

Loans, net of unearned income	93,817,096	79,288,364

Loans held for sale	1,250,000	235,300

	95,067,096	79,523,664

Less: Reserve for probable loan and lease losses	(1,050,945)	(784,092)

	94,016,151	78,739,572

Bank premises and equipment	5,493,919	5,482,187

Accrued interest	679,568	570,089

Cash surrender value of life insurance	2,362,080	2,381,047

Other real estate owned	0	0

Federal Reserve Bank and other similar stock at cost	302,800	177,200

Other assets	1,661,386	884,624

Total Assets	$146,455,607	$110,753,057

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand deposits	42,715,774	36,869,674

Savings and NOW deposits	26,935,107	25,947,059

Money market deposits	12,817,154	9,829,779

Time deposits in denominations of $100,000 or more	18,006,320	6,526,307

Other time deposits	29,978,564	20,410,291

	130,452,919	99,583,110

Accrued employee salary benefits	465,794	1,114,270

Convertible debentures	3,750,000	0

Accrued interest and other liabilities	1,828,254	760,644

Total Liabilities	136,496,967	101,458,024

Stockholders’ Equity Contributed Capital Common stock — authorized 15,000,000 shares, no par value, issued and outstanding 1,866,986 shares in 2001 and 1,864,828 in 2000	2,118,545	2,112,243

Additional paid-in capital	3,306,684	3,306,684

Retained earnings	4,506,868	3,876,141

Accumulated other comprehensive income	26,543	(35)

Total Stockholders’ Equity	9,958,640	9,295,033

Total Liabilities and Stockholders’ Equity	$146,455,607	$110,753,057

See accompanying notes to financial statements.	Page 3 of 21

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Interest Income Interest and fees on loans	4,376,976	4,137,829	2,347,069	2,060,640

Interest on Investment Securities Obligations of U.S. Government Agencies and Corporations	266,808	268,620	194,474	136,983

Interest on other securities	7,003	4,730	4,645	2,372

Interest on deposits	5,753	6,623	2,474	3,107

Interest on Federal funds sold	446,032	119,010	218,525	85,586

Total Interest Income	5,102,572	4,536,812	2,767,187	2,288,688

Interest Expense Interest on savings deposits	92,123	99,463	46,136	50,523

Interest on NOW and money market accounts	247,928	215,915	135,756	105,951

Interest on time deposits in denominations of $100,000 or more	373,143	168,624	217,430	82,308

Interest on other time deposits	738,721	547,819	391,183	284,899

Interest on borrowed money	—	1,070	—

Interest on convertible debentures	64,877		64,877

Total Interest Expense	1,516,792	1,032,891	855,382	523,681

Net Interest Income	3,585,780	3,503,921	1,911,805	1,765,007

Provision for Loan and Lease Losses	(300,000)	(256,000)	(300,000)	(220,000)

Net Interest Income After Provision for Loan and Lease Losses	3,285,780	3,247,921	1,611,805	1,545,007

Non-Interest Revenue Fees and service charges and gain on sale of loans	621,460	606,294	243,863	245,398

Other Income	290,946	131,292	232,320	127,976

Total Other Income	912,406	737,586	476,183	373,374

Non-Interest Expense Salaries and employee benefits	2,044,359	1,799,353	1,089,400	928,794

Occupancy expense of premises	310,283	311,048	166,270	154,151

Furniture and equipment expenses	280,993	307,048	142,997	168,621

Loss on sale of other real estate owned	0	12,143	0	12,143

Other expenses (Note #2)	1,292,823	1,541,659	684,889	891,892

Total Other Expenses	3,928,458	3,971,251	2,083,556	2,155,601

Income/(Loss) Before Income Taxes	269,728	14,256	4,432	(237,220)

Income Taxes	361,000	(6,000)	361,000	95,000

Net Income/(Loss)	$630,728	$8,256	$365,432	$(142,220)

Basic Earnings/(Loss) Per Share	$0.34	$—	$0.20	$(0.08)

Diluted Earnings/(Loss) Per Share	$0.31	$—	$0.17	$(0.08)

See accompanying notes to financial statements.	Page 4 of 21

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Number of		Additional		other
	Shares	Common	Paid-in	Retained	comprehensive
	Outstanding	Stock	Capital	Earnings	income/(loss)	Total

Balance, January 1, 2000	1,862,776	$2,106,258	$3,306,684	$3,256,118	$(38,825)	$8,630,235

Stock options exercised	2,052	5,985				5,985

Comprehensive income Net Income				8,256		8,256

Unrealized security holding gains (net of $4,334 tax)					6,501	6,501

Total other comprehensive income						6,501

Total Comprehensive income						14,757

Balance, June 30, 2000	1,864,828	$2,112,243	$3,306,684	$3,264,374	$(32,324)	$8,650,977

					Accumulated
	Number of		Additional		other
	Shares	Common	Paid-in	Retained	comprehensive
	Outstanding	Stock	Capital	Earnings	income/(loss)	Total

Balance, January 1, 2001	1,864,828	$2,112,243	$3,306,684	$3,876,140	$(35)	$9,295,032

Stock options exercised	2,160	6,302				6,302

Comprehensive income Net Income				630,728		630,728

Unrealized security holding gains (net of $19,220 tax)					26,578	26,578

Total other comprehensive income						26,578

Total Comprehensive income						657,306

Balance, June 30, 2001	1,866,988	$2,118,545	$3,306,684	$4,506,868	$26,543	$9,958,640

See accompanying notes to financial statements.	Page 5 of 21

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	June 30,	June 30,
	2001	2000

Increase/(Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities Interest and fees received	$4,928,135	$4,352,092

Service fees and other income received	912,406	787,239

Interest paid	(1,259,667)	(1,025,272)

Cash paid to suppliers and employees	(3,981,630)	(3,895,833)

Income taxes paid	265,000	(297,998)

Net Cash Used by Operating Activities	864,244	(79,772)

Cash Flows From Investing Activities Proceeds from maturities of investment securities available-for-sale	7,000,000	2,000,000

Purchase of investment securities available-for-sale	(16,999,900)	(994,872)

Purchase of FRB & other stock	(125,600)	(5,231)

Net (increase)/decrease in deposits in other financial institutions		297,000

Net loans made to customers and principal collections of loans	(15,527,869)	3,813,372

Net decrease in other real estate owned		125,137

Recoveries on loans previously written off	12,218	11,164

Capital expenditures	(274,972)	(25,168)

Proceeds from sale of property, plant and equipment	1,429	25,175

Net Cash Provided/(Used) by Investing Activities	(25,914,694)	5,246,577

Cash Flows From Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, savings accounts, and money market deposits	14,821,523	379,346

Net increase/(decrease) in certificates of deposit	16,048,286	(1,888,853)

Issuance of Convertible Debentures	3,546,010

Proceeds from the exercise of stock options	6,302	5,985

Net Cash Provided/(Used) by Financing Activities	34,422,121	(1,509,507)

Net Increase/(Decrease) in Cash and Cash Equivalents	9,371,671	3,657,298

Cash and Cash Equivalents, Beginning of year	16,793,298	11,243,489

Cash and Cash Equivalents, End of quarter	$26,164,969	$14,900,787

See accompanying notes to financial statements.	Page 6 of 21

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	June 30,	June 30,
	2001	2000

Reconciliation of Net Income/(Loss) to Net Cash Used in Operating Activities

Net Income	$630,728	$8,256

Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities

Depreciation and amortization	257,840	262,986

Provision for probable credit losses	300,000	256,000

Provision for OREO losses		31,681

(Gain)/Loss on sale of other real estate owned		12,143

Loss on sale of equipment		37,510

Decrease in taxes payable	(96,000)	(291,998)

Increase in deferred taxes	(474,945)

Increase in other assets	(98,107)	(134,078)

Decrease in unearned loan fees	(60,928)	(203,660)

(Increase)/decrease in interest receivable	(109,479)	34,953

Increase/(decrease) in interest payable	257,125	7,619

Increase/(decrease) in accrued expense and other liabilities	258,010	(101,184)

Total Adjustments	233,516	(88,028)

Net Cash Used by Operating Activities	$864,244	$(79,772)

Supplementary Information Change in valuation allowance for investment securities	$45,764	$(42,072)

Disclosure of Accounting Policy

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements.	Page 7 of 21

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six- month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the effective Date of FASB Statement No. 133”. This statement establishes the effective date of SFAS 133 for year ends beginning after June 15, 2000 and is not expected to have a material impact on the Company’s financial statements.

NOTE 2 — PARENT COMPANY ITEMS

During the second quarter ended June 30, 2001, the Company issued $3.75 million of Convertible Subordinated Debentures (the “Debentures”) in a private placement offering. The majority of the net proceeds were contributed into the Bank as additional capital to support its growth.

The Debentures are due June 30, 2008, carry an interest coupon of 10% per annum, and may be converted into common stock at any time prior to maturity or redemption at a price of $5.00 per share. The Debentures are redeemable at the option of the Company beginning July 1, 2003, in whole or in part, based on pre-determined redemption prices and contingent on satisfaction of certain market price conditions. The private placement offering was marketed to institutional and accredited investors, with a minimum principal amount of $3 million to become effective.

With the issuance of the Debentures with their convertibility feature, the Company’s Diluted Earnings Per Share (“EPS”) calculations now contain a measurable difference as discussed in Note 3 following.

NOTE 3 — EARNINGS PER SHARE AND BOOK VALUE

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

The following table sets for the Company’s earnings per share calculations for the three and six-month periods ended June 30, 2001 and 2000. In the following table, (1) “Debentures” refer to the amount of possible shares that can be issued from the conversion of the Debentures, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

	Three Months Ended June 30,
	2001	2000

Average shares outstanding:

Basic	1,866,748	1,864,170

Debentures	502,747	—

Options	37,516	26,372

	2,407,011	1,890,542

Net Income	$365,432	$(142,220)

Basic earnings per share	$0.20	$(0.08)

Diluted earnings per share	$0.17	$(0.08)

	Six Months Ended June 30,
	2001	2000

Average shares outstanding:

Basic	1,865,792	1,864,170

Debentures	252,762	—

Options	14,823	26,961

	2,133,377	1,891,131

Net Income	$630,728	$8,256

Basic earnings per share	$0.34	$0.00

Diluted earnings per share	$0.31	$0.00

	June 30,	December 31,
	2001	2000

Period-end shares outstanding:

Basic	1,866,988	1,864,828

Debentures	750,000	—

Options	252,640	6,300

	2,869,628	1,871,128

Basic book value	$5.33	$4.98

Diluted book value	$5.24	$4.97

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vineyard National Bancorp (the “Company”) is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard National Bank, a national banking association (the “Bank”). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates five full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline and Blue Jay, in addition to a loan production office in Manhattan Beach. Shares of the Company’s common stock are traded on the NASDAQ SC under the ticker symbol VNBC.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2001, was $365,000, or $0.17 per diluted share, compared with a loss of $142,000 or ($0.08) per diluted share for the three months ended June 30, 2000. Net income year-to-date was $631,000 or $0.31 per diluted share, compared to year-to-date net income during 2000 of $8,000 or $0.00 per diluted share. The income for the six months of 2001 produces an annualize return on average equity of 13.2% compared with a negligible return for the same period in 2000.

The Company’s net interest income before its provision for credit losses increased by $147,000 or 8.3% during the three months ended June 30, 2001 as compared with the same period in 2000. Noninterest income for the three months ended June 30, 2001 increased by $103,000 or 27.6% as compared to the same period in 2000. Total net revenues (net interest income and noninterest income) for the three-month period ended June 30, 2001 increased by $249,000 or 11.6% as compared to the same period in 2000.

Total assets have increased by 32.2% to $146.5 million at June 30, 2001 over year-end 2000 results. A significant amount of the Company’s loan portfolio growth occurred within the second quarter of 2001, bringing gross loans outstanding to $95.1 million at June 30, an increase of 19.5% over year-end 2000’s level of $79.5 million. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits increased to $130.5 million at June 30, 2001, an increase of 31.0% over year-end 2000.

During the six month period ended June 30, 2001, the national prime rate decreased by 275 basis points, or 28.9% from its level at year end 2000. Despite this compression on market rates, the lagging factor of repricing the Bank’s time deposits, and the absolute growth in deposits, the Company’s net interest margin remained relatively unchanged during the six-month period. The net interest margin at June 30, 2001 was 6.4% as compared with the year-end level of 7.1%. The net interest margin at the Bank, which excludes the effect of the parent company Debentures, was 6.7% for the quarter just completed.

Total noninterest expenses for the three months ended June 30, 2001 decreased by $72,000 or 3.3% over the same period in 2000. The Company has redeployed resources from other operating areas into business development personnel, and a cadre of seasoned managers to support the growth. This has, in turn, increased the costs associated with salaries and benefits for the three months ended June 30, 2001 by $161,000 or 17.3% as compared with the same period in 2000.

The Company’s continued improvement in its operating performance allowed for the elimination of a valuation allowance previously established against a deferred tax asset in the amount of $475,000. The release of this allowance during the first six months of 2001 effectively produced a net income tax credit of $361,000 for the three months ended June 30, 2001. Beginning with the third quarter of 2001, the Company will return to a fully taxable position.

The Company significantly increased its allowance for possible credit losses by taking a provision of $300,000 during the three months ended June 30, 2001. Management believes that the continued growth of the loan portfolio necessitates the increase to the loan loss reserve to an amount of $1.05 million, or 1.1% of gross loans outstanding. This increase comes at a period when the Company reported no non-performing loans or foreclosed real estate at June 30, 2001, and net charge-offs for the first six months of 2001 of only $33,000 and net loan recoveries of $5,000 for the just completed quarter.

The Company continues to be “well-capitalized” pursuant to the guidelines established by regulatory agencies. To be considered “well-capitalized” an institution must have total risk-based capital of 10% or greater, and a leverage ratio of 5% or greater. The Bank’s total risk-based and leverage capital ratios were 13.0% and 9.5% at June 30, 2001, respectively.

NET INTEREST INCOME

The operations of the Company are substantially dependent on its net interest income, which is the difference between interest income earned from its interest-earning assets ad the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s non-interest-earning assets, including nonaccrual loans and other real estate owned (“OREO”).

During the first half of 2001, the Federal Reserve Board initiated a series of market rate decreases aimed at stimulating the general economy. In total, market rates have been decreased by 275 basis points during this period, which has caused compression on the Company’s net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing principally associated with time certificates of deposit. Though the Company is asset-sensitive, its loan portfolio experienced a shift in composition and complexity during the same six month period, which helped it weather the effects of the market rate decreases with only a modest net interest margin compression during this period of time. The Company’s net interest margin decreased from 7.1% at year end 2000 to 6.4% at June 30, 2001, which includes the effect of the newly issued Debentures.

The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs, for the three and six months ended June 30, 2001 and 2000.

	Dollars in Thousands
	For the quarter ended June 30, 2001			For the quarter ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$86,650	$2,347	10.9%	$83,761	$2,061	9.9%

Investment securities	13,627	203	6.0%	9,952	143	5.8%

Federal funds sold	20,238	218	4.3%	5,368	86	6.4%

Total Interest-earning assets	120,515	2,768	9.2%	99,081	2,290	9.3%

Other assets	17,874			17,212

Less: allowance for loan losses	(914)			(776)

Total assets	$137,475			$115,517

Liabilities and Stockholders’ Equity
Savings deposits	$39,124	182	1.9%	$37,525	158	1.7%

Time deposits	43,679	609	5.6%	29,083	367	5.1%

Other borrowings	2,483	65	10.5%	—	—	0.0%

Total interest-bearing liabilities	85,286	856	4.0%	66,608	525	3.2%

Demand deposits	39,914			37,502

Other liabilities	2,437			2,671

Stockholders’ equity	9,838			8,736

Total liabilities and Stockholders’ equity	$137,475			$115,517

Net Interest Spread			5.2%			6.1%

Net Interest Income and Net Interest Margin		$1,912	6.4%		$1,765	7.1%

	For the six months ended June 30, 2001			For the six months ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$82,823	$4,377	10.7%	$85,073	$4,138	9.8%

Investment securities	9,550	280	5.9%	9,899	281	5.7%

Federal funds sold	18,693	446	4.8%	3,877	119	6.2%

Total Interest-earning assets	111,066	5,103	9.3%	98,849	4,538	9.3%

Other assets	17,713			16,560

Less: allowance for loan losses	(837)			(712)

Total assets	$127,942			$114,697

Liabilities and Stockholders’ Equity Savings deposits	$37,306	340	1.8%	$37,867	316	1.7%

Time deposits	39,345	1,112	5.7%	29,266	716	4.9%

Other borrowings	1,242	65	10.6%	36	1	5.6%

Total interest-bearing liabilities	77,893	1,517	3.9%	67,169	1,033	3.1%

Demand deposits	38,046			36,458

Other liabilities	2,382			2,328

Stockholders’ equity	9,621			8,742

Total liabilities and Stockholders’ equity	$127,942			$114,697

Net Interest Spread			5.3%			6.2%

Net Interest Income and Net Interest Margin		$3,586	6.5%		$3,505	7.2%

The Company’s gross interest income on all interest-earning assets for the three-month period ended June 30, 2001 was $2,768,000, an increase of $478,000 or 20.9% as compared with the results from the same period in 2000. The effective yield on all interest-earning assets for the three months ended June 30, 2001 was 9.2%, relatively unchanged from the 9.3% level reported for the same period in 2000. The gross interest income and effective yields for the three months ended June 30, 2001 take into effect the 275 basis point reductions in market interest rates in the first half of 2001. While the average loan portfolio outstanding for the three months ended June 30, 2001 increased by $2,889,000 or 3.5% over the same period in 2000, the effective yield on the same portfolio increased by 100 basis points over the same period in 2000. These results were indicative of the Company’s efforts to introduce a new business line associated with the origination of single-family residence construction lending along the coastal communities of the Los Angeles and Orange counties, efforts to expand commercial and industrial lending, the origination of commercial real estate mortgage products with fixed rates for short intervals, and the de-emphasis on consumer installment lending that historically carried lower yielding interest rates.

The Company’s gross interest income on all interest-earning assets for the six-month period ended June 30, 2001 was $5,103,000, an increase of $566,000 or 12.5% as compared with the results from the same period in 2000. The effective yield on all interest-earning assets for the six months ended June 30, 2001 was 9.3%, unchanged from the 9.3% level reported for the same period in 2000.

The Company’s funding of its operations, inclusive of all deposits and the newly issued Debentures, increased the gross interest expense on all interest-bearing liabilities for the three month period ended June 30, 2001 to $855,000, an increase of $332,000 or 63.3% as compared with the same period in 2000. The average effective cost of funding, inclusive of demand deposits and the Debentures, for the three months ended June 30, 2001 was 2.7% as compared with 2.0% for the same period in 2000.

For the six months ended June 30, 2001, gross interest expense on all interest-bearing liabilities was $1,517,000, an increase of $484,000 or 46.9% as compared to the same period in 2000. The average effective cost of funding, inclusive of demand deposits and the Debentures, for the six months ended June 30, 2001 was 2.6% as compared with 2.0% for the same period in 2000.

The effect of these changes to the balance sheet composition and the Company’s growth, and the compression on market interest rates has produced net interest income and a net interest margin for the three months ended June 30, 2001 of $1,912,000 and 6.4%, respectively. For the six months ended June 30, 2001, the net interest income and net interest margin were $3,586,000 and 6.5%, respectively. As the Company continues to re-deploy its excess liquidity now held in Federal funds and investment securities into higher yielding loans, the compression effect on net interest income and the net interest margin should reverse itself to some degree.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated. As the table illustrates, changes in the Company’s loan portfolio have begun to take shape along the product lines consistent with its efforts to broaden and diversify its lending operations.

Dollars in Thousands	June 30,	Portfolio	December 31,	Portfolio
	2001	%	2000	%

Loans
Commercial and industrial	$18,204	19%	$10,665	13%

Real Estate — construction	14,220	15%	5,588	7%

Real Estate — mortgage

Commercial	37,184	39%	40,100	50%

Residential	14,541	15%	10,957	14%

Installment loans to individuals	10,030	11%	12,049	15%

Loans held for sale	1,250	1%	235	0%

All other loans (including overdrafts)	62	0%	180	0%

Gross Loans	95,491	100%	79,773	100%

PROVISIONS FOR POSSIBLE LOAN LOSSES

During the six month period ended June 30, 2001, a provision of $300,000 was made as compared to $256,000 for the same period in 2000. Net loan charge-offs were approximately $33,000 for the six months ended June 30, 2001, as compared to $261,000 for the same period in 2000.

During the three month period ended June 30, 2001, the same provision of $300,000 was made as compared to $220,000 for the same period in 2000. The Company received $5,000 in loan recoveries during the recent three-month period as compared to net loan charge-offs of $245,000 for the same period in 2000.

The Company’s Allowance for Loan Losses increased to $1,051,000 at June 30, 2001, or 1.10% of gross loans outstanding, compared with $784,000, or 0.98% at December 31, 2000. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for potential losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including underlying loan collateral, delinquency trends, borrower’s cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors. See “Asset Quality” for an expanded discussion on the Company’s allowance for possible loan losses.

NONINTEREST INCOME

Noninterest income increased by $175,000 in the six-month period ended June 30, 2001, as compared to 2000. This increase was primarily due to fees associated with mortgage loans originated for sale, which increased by $103,000, and other income associated with Visa check card fees and services charges, which increased by $27,000 and $15,000, respectively, over the same period the prior year.

The Company’s increase of $103,000 in noninterest income in the three month period ended June 30, 2000, was primarily due to fees associated with mortgage loans originated for sale, which increased by $80,000, and other income associated with Visa check card fees and services charges, which increased by $11,000 and $12,000, respectively, over the same period the prior year.

The Company’s efforts to increase its core deposit base during the first six months of 2001 produced a net increase of $5.8 million or 15.9% in demand deposit accounts over the year-end 2000 balances. These types of depository accounts generally are associated with service charges, or in the situation with larger commercial relationships, are placed on account analysis.

Other income consists of service charges and fees on deposit accounts, fee income from various services offered, sales commissions, safe deposit rental, fee income on loans held for sale, gain or loss on the sale of securities, and sundry other income.

NONINTEREST EXPENSES

For the three-month period ended June 30, 2001, total noninterest expenses decreased by $72,000 or 3.3% to $2,084,000 from $2,156,000 for the same period in 2000. Noninterest expenses, consist primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other noninterest expense. For the six-month period ended June 30, 2001, total noninterest expenses decrease by $43,000 or 1.1% to $3,928,000 from $3,971,000 for the same period in 2000.

Beginning with the appointment of the new Chief Executive Officer in the fourth quarter of 2000, Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited during the past nine months ended June 30, 2001 from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans in the first half of 2001 while providing for the infrastructure to support longer-term growth. These changes have increased the Company’s expenses associated with salaries and other benefits by $161,000 or 17.3% for the three months ended June 30, 2001 as compared to the same period in 2000.

The Company has mitigated these increased costs by redeploying resources previously spent in legal, professional and other costs into the areas outlined above, as well as additional expenditures in marketing, product development and advertising.

     The following table sets forth the breakdown of noninterest expenses for each of the six and three-month periods ended June 30, 2001 and 2000:

	Dollars in Thousands
	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Salaries and employee benefits	$2,044	$1,799	$1,089	$929

Occupancy expense of premises	310	311	166	154

Furniture and equipment expenses	281	307	143	169

(Gain)/ Loss on sale of other real estate owned	—	12	—	12

Other Expenses:

Data processing	345	309	179	156

Marketing expenses	176	78	100	29

Office supplies, postage and telephone	177	119	88	61

Professional expenses	189	433	106	222

Bank insurance and assessments	79	70	43	35

Other	327	533	170	389

Total Non-Interest Expenses	$3,928	$3,971	$2,084	$2,156

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

During the six months ended June 30, 2001, the Company’s assets increased by approximately $35,703,000 or 32%, compared to December 31, 2000. The Company continued to have adequate cash resources with $10,107,000 of cash held on deposit at other financial institutions, $14,926,000 in investment securities, and $16,058,000 in Federal funds sold at June 30, 2001. The overall levels in liquidity increased by $19,421,000 and resulted in higher levels of cash and due from banks, Federal funds sold, and investment securities. The Company’s investment portfolio had $46,000 of unrealized gains on estimated fair values when compared to book values at June 30, 2001. There were no loans placed on non-accrual status (not generating income currently) at June 30, 2001.

During the second quarter of 2001, the Bank was approved for membership in the Federal Home Loan Bank (FHLB.) This will provide for an alternative funding source for the Company in the form of a credit line. This line will provide for a maximum advance of up 10% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to institutions that are members of the FHLB. Advances are secured by the Company’s mortgage loans, qualifying investments securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.

As detailed more specifically earlier in the report, total outstanding loans increased during the six-month period ended June 30, 2001, by $15,718,000.

During the six-month period ending June 30, 2001, total deposits increased by $30,870,000. Specifically, all areas of deposit product types experienced growth over the year-end 2000 levels, such as: demand deposits by $5,846,000, savings and NOW accounts by $988,000, money market accounts by $2,987,000, time deposits in excess of $100,000 by $11,480,000, and other time deposits by $9,569,000. Management’s efforts to generate significant levels of liquidity in the first half of 2001 to support its lending activities were a result of a targeted and focused campaign to generate deposits in the communities the Company serves. These efforts were supported by increased activities by the Company’s business development personnel, marketing and advertising campaigns, and promotional interest rates on certain products.

Total stockholders’ equity increased from approximately $9,295,000 at December 31, 2000, to approximately $9,959,000 at June 30, 2001, principally as a result of net income generated for the six months then ended, and to a lesser degree by capital contributed by the exercise of stock options and an increase in accumulated other comprehensive income.

The Company’s and the Bank’s primary regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency (OCC), respectively, adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Board and Comptroller generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered “adequately capitalized” for Federal regulatory purposes. As of June 30, 2001, the Bank had a ratio of capital to risk-weighted assets of 13.03%, a ratio of Tier 1 capital to risk-weighted assets of 12.05%, and a leverage capital ratio of 9.49%. The Bank’s capital ratios were favorably impacted by the contribution from the Company to the Bank of $3,250,000 in capital generated by the sale of the Debentures. The Company’s management believes that, under current regulations, the Bank will continue to meet these minimum capital requirements in the foreseeable future.

ASSET QUALITY —

NON-PERFORMING LOANS

The following table sets forth information regarding the Company’s non-performing loans at June 30, 2001 and December 31, 2000:

(Dollars in Thousands)	June 30,	December 31,
	2001	2000

Accruing Loans More Than 90 Days Past Due[1] Aggregate loan amounts

Commercial and industrial	$—	$—

Real estate	$—	$—

Installment loans to individuals	—	$25

Total Loans Past Due More Than 90 Days	—	25

Renegotiated loans[2]	—	—

Non-accrual loans[3] Aggregate loan amounts

Commercial and industrial	$—	$131

Real estate	—	176

Total Non-Accrual Loans	$0	307

Total Non-Performing Loans	$0	$332

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those that have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 2001 and 2000.

(3)	There were no loans on non-accrual status at June 30, 2001, and three loans totaling approximately $307,000 at December 31, 2000.

The policy of the Company is to review each loan in the loan portfolio on an on-going basis to identify problem credits. In addition, as an integral part of its review process of the Bank, the Comptroller also classifies problem credits upon their scheduled examinations of the Bank. There are three classifications for problem loans: “substandard”, “doubtful” and “loss”. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree or risk to warrant classification in a substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of June 30, 2001, the Bank’s classified loans consisted of approximately $3,533,000 of loans classified as substandard. The Bank’s $3,533,000 of loans classified as substandard consisted of all performing loans.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan portfolio and, at June 30, 2001, reflected an amount, which, in Management’s judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Comptroller, as an integral part of its examination process, periodically reviews the Bank’s allowance for possible loan and lease losses. The Comptroller may require the Bank to recognize additions to the allowance based upon its judgment of the information available to it at the time of its examination. The Comptroller as of December 31, 2000 most recently examined the Bank and the reserve was found to provide adequate coverage for potential loan losses.

The allowance for possible loan losses at June 30, 2001, was approximately $1,051,000 or 1.1% of total loans and leases, as compared to $784,000 or 0.98% of total loans at December 31, 2000. The following table provides certain information with respect to the Company’s allowance for possible loan losses as well as charge-off and recovery activity.

(Dollars in Thousands)	June 30,	December 31,
	2001	2000

Loans and Lease Loss Reserve Balance,
Beginning of Period	$784	$764

Charge-offs

Domestic

Commercial and industrial	21	305

Real estate — mortgage	—	—

Consumer loans	24	61

	45	366

Recoveries

Domestic

Commercial and industrial	3	110

Real estate — mortgage	—	—

Consumer loans	9	20

	12	130

Net charge-offs	33	236

Additions charged to operations	300	256

Loan and Lease Loss Reserve Balance, End of Period	$1,051	$784

Ratio of Net Charge-offs/(Recoveries) During the Year to Average Loans and Leases Outstanding During the Year	0.04%	0.29%

Ratio of Reserve for Loan Losses to Loans at Period End	1.10%	0.98%

In accordance with SFAS No. 114 (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan,” loans identified as “impaired” are measured on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial is subject to interest rate risk (“IRR”) to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the net portfolio value (“NPV”) methodology to gauge interest risk exposure.

The Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios utilizing an interest rate model. The Sensitivity Measure is the decline in the NPV ratio, as a percentage, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher the institution’s Sensitivity Measure, the greater is its exposure to IRR.

The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2001

		(Dollars in Thousands)
	Estimated Net	Market	Market
Simulated	Interest Income	Value of	Value of
Rate Changes	Sensitivity	Assets	Liabilities

+200 Basis Points	4.7%	141,501	130,582

-200 Basis Points	-5.7%	147,839	135,468

These estimates are based upon a number of assumptions, including: the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

CALIFORNIA ENERGY CRISIS

The California energy crisis is expected to worsen during the summer months, including the threat of rolling power outages or “blackouts” which have occurred during the past few months. Such outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Power outages could also cause delays in processing banking transactions. Unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. The Company has developed contingency plans to deal with such power outages, including the review of plans and procedures of major vendors who provide processing services. The Company cannot predict the frequency or duration of the power outages that may occur.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation in the ordinary course of its business. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits: None

     b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August 2001.

VINEYARD NATIONAL BANCORP

By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer

By:	/s/ SARA F. AHERN

Sara F. Ahern Executive Vice President and Chief Financial Officer