Form 10-Q
period 2001-09-30
VINEYARD NATIONAL BANCORP
filed 2001-11-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of the issuer’s classes of common stock on the latest practicable date: 1,871,126 shares of common stock as of November 08, 2001.

VINEYARD NATIONAL BANCORP

FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000,
AND DECEMBER 31, 2000

PART I – FINANCIAL INFORMATION

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

PART I

ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited except for December 31, 2000)

Assets

	September 30,	December 31,
	2001	2000

Cash and due from banks	$9,318,252	$8,388,298
Federal funds sold	3,670,000	8,405,000

Total Cash and Cash Equivalents	12,988,252	16,793,298

Interest-bearing deposits in other financial institutions	0	198,000
Investment securities
Available-for-sale	28,488,260	5,527,040
Loans, net of unearned income	111,136,047	79,288,364
Loans held for sale	2,349,950	235,300

	113,485,997	79,523,664
Less: Reserve for probable loan and lease losses	(1,150,898)	(784,092)

	112,335,099	78,739,572
Bank premises and equipment	5,379,797	5,482,187
Accrued interest	839,686	570,089
Cash surrender value of life insurance	1,362,357	2,381,047
Other real estate owned	0	0
Federal Reserve Bank and other similar stock at cost	146,100	177,200
Other assets	2,174,195	884,624

Total Assets	$163,713,746	$110,753,057

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand deposits	43,100,754	36,869,674
Savings and NOW deposits	27,764,545	25,947,059
Money market deposits	17,077,646	9,829,779
Time deposits in denominations of $100,000 or more	24,881,997	6,526,307
Other time deposits	34,132,791	20,410,291

	146,957,733	99,583,110
Accrued employee salary benefits	1,299,205	1,114,270
Convertible debentures	3,750,000	0
Accrued interest and other liabilities	1,385,880	760,644

Total Liabilities	153,392,818	101,458,024

Stockholders’ Equity
Contributed Capital
Common stock — authorized 15,000,000 shares, no par value, issued and outstanding 1,871,126 shares in 2001 and 1,864,826 in 2000	2,130,621	2,112,243
Additional paid-in capital	3,306,684	3,306,684
Retained earnings	4,793,904	3,876,141
Accumulated other comprehensive income	89,719	(35)

Total Stockholders’ Equity	10,320,928	9,295,033

Total Liabilities and Stockholders’ Equity	$163,713,746	$110,753,057

See accompanying notes to financial statements

VINEYARD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

Interest Income
Interest and fees on loans	7,184,813	6,167,359	2,807,837	2,029,530
Interest on Investment Securities
Obligations of U.S. Government Agencies and Corporations	576,742	390,289	309,934	121,669
Interest on other securities	8,401	7,111	1,398	2,381
Interest on deposits	5,778	10,147	25	3,524
Interest on Federal funds sold	571,247	248,089	125,215	129,079

Total Interest Income	8,346,981	6,822,995	3,244,409	2,286,183

Interest Expense
Interest on savings deposits	142,066	151,203	49,943	51,740
Interest on NOW and money market accounts	408,010	318,024	160,082	102,109
Interest on time deposits in denominations of $100,000 or more	667,634	332,401	294,491	163,777
Interest on other time deposits	1,154,411	731,582	415,690	183,763
Interest on borrowed money	0	1,070	0	0
Interest on convertible debentures	166,004	0	101,127	0

Total Interest Expense	2,538,125	1,534,280	1,021,333	501,389

Net Interest Income	5,808,856	5,288,715	2,223,076	1,784,794
Provision for Loan and Lease Losses	(415,000)	(256,000)	(115,000)	0

Net Interest Income After Provision for Loan and Lease Losses	5,393,856	5,032,715	2,108,076	1,784,794

Non-Interest Revenue
Fees and service charges and gain on sale of loans	1,403,486	1,093,187	505,809	365,605
Other Income	18,970	12,380	4,241	2,376

Total Other Income	1,422,456	1,105,567	510,050	367,981

Non-Interest Expense
Salaries and employee benefits	3,128,867	2,505,853	1,084,508	706,500
Occupancy expense of premises	490,463	473,324	180,180	162,276
Furniture and equipment expenses	434,845	380,794	153,852	107,136
Net (gain)/loss on sale of fixed assets	0	33,390	0	0
Net (gain)/loss on sale of other real estate owned	0	12,143	0	0
Other expenses	1,998,373	2,022,430	705,550	480,771

Total Other Expenses	6,052,548	5,427,934	2,124,090	1,456,683

Income Before Income Taxes	763,764	710,348	494,036	696,092
Income Taxes	154,000	(298,000)	(207,000)	(292,000)

Net Income	$917,764	$412,348	$287,036	$404,092

Basic Earnings Per Share	$0.49	$0.22	$0.15	$0.22

Diluted Earnings Per Share	$0.44	$0.22	$0.13	$0.22

See accompanying notes to financial statements

VINEYARD NATIONAL BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Number of		Additional		other
	Shares	Common	Paid-in	Retained	comprehensive
	Outstanding	Stock	Capital	Earnings	income/(loss)	Total

Balance, January 1, 2000	1,862,776	$2,106,258	$3,306,684	$3,256,118	$(38,825)	$8,630,235
Stock options exercised	2,050	5,985				5,985
Comprehensive income
Net Income				412,348		412,348
Unrealized security holding gains (net of $11,525 tax)					22,910	22,910

Total other comprehensive income						22,910

Total Comprehensive income						435,258

Balance, September 30, 2000	1,864,826	$2,112,243	$3,306,684	$3,668,466	$(15,915)	$9,071,478

					Accumulated
	Number of		Additional		other
	Shares	Common	Paid-in	Retained	comprehensive
	Outstanding	Stock	Capital	Earnings	income/(loss)	Total

Balance, January 1, 2001	1,864,826	$2,112,243	$3,306,684	$3,876,140	$(35)	$9,295,032
Stock options exercised	6,300	18,378				18,378
Comprehensive income
Net Income				917,764		917,764
Unrealized security holding gains (net of $63,812 tax)					89,754	89,754

Total other comprehensive income						89,754

Total Comprehensive income						1,007,518

Balance, September 30, 2001	1,871,126	$2,130,621	$3,306,684	$4,793,904	$89,719	$10,320,928

See accompanying notes to financial statements

VINEYARD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	September 30,	September 30,
	2001	2000

Increase/(Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
Interest and fees received	$7,351,731	$6,382,176
Service fees and other income received	1,422,456	1,151,100
Interest paid	(2,076,748)	(1,511,093)
Cash paid to suppliers and employees	(5,548,630)	(6,163,143)
Increase in loans held for sale	(2,114,650)	(306,677)
Income taxes (paid)/collected	265,000	(582,594)

Net Cash Used by Operating Activities	(700,841)	(1,030,231)

Cash Flows From Investing Activities
Proceeds from maturities of investment securities available-for-sale	8,666,121	3,000,000
Proceeds from sales/called investment securities	11,000,000	0
Purchase of investment securities available-for-sale	(41,773,359)	(1,000,170)
Proceeds of FRB & other stock	31,100	0
Net decrease in deposits in other financial institutions	198,000	297,000
Net loans made to customers and principal collections of loans	(31,885,518)	5,096,644
Net decrease in other real estate owned	0	125,137
Recoveries on loans previously written off	14,876	18,824
Capital expenditures	(294,312)	(25,168)
Proceeds from sale of property, plant and equipment	0	33,973

Net Cash Provided/(Used) by Investing Activities	(54,043,092)	7,546,240

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts savings accounts, and money market deposits	15,296,433	540,600
Net increase/(decrease) in certificates of deposit	32,078,190	(4,291,835)
Issuance of Convertible Debentures	3,545,886	0
Proceeds from the exercise of stock options	18,378	5,985

Net Cash Provided/(Used) by Financing Activities	50,938,887	(3,745,250)

Net Increase/(Decrease) in Cash and Cash Equivalents	(3,805,046)	2,770,759
Cash and Cash Equivalents, Beginning of year	16,793,298	11,243,489

Cash and Cash Equivalents, End of quarter	$12,988,252	$14,014,248

See accompanying notes to financial statements

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	September 30,	September 30,
	2001	2000

Reconciliation of Net Income/(Loss) to Net Cash Used in Operating Activities
Net Income	$917,764	$412,348

Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities
Depreciation and amortization	(303,716)	389,790
Provision for probable credit losses	415,000	256,000
Provision for OREO losses	0	31,681
(Gain)/Loss on sale of other real estate owned	0	12,143
Loss on sale of equipment	0	33,390
Decrease in taxes payable	111,000	(284,594)
Increase in deferred taxes	(531,945)	0
Increase in other assets	401,367	(146,417)
Increase in loans held for sale	(2,114,650)	(306,677)
Decrease in unearned loan fees	(25,235)	(475,718)
(Increase)/decrease in interest receivable	(269,597)	59,802
Increase/(decrease) in interest payable	461,377	23,187
Increase/(decrease) in accrued expense and other liabilities	237,794	(1,035,166)

Total Adjustments	(1,618,605)	(1,442,579)

Net Cash Used by Operating Activities	$(700,841)	$(1,030,231)

Supplementary Information
Change in valuation allowance for investment securities	$151,874	$22,910

Disclosure of Accounting Policy

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the nine — month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 – PARENT COMPANY ITEMS

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

With the issuance of the Debentures and with their convertibility feature, the Company’s Diluted Earnings Per Share (“EPS”) calculations now contain a measurable difference as discussed in Note 3 below.

NOTE 3 – EARNINGS PER SHARE AND BOOK VALUE

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

The following table sets for the Company’s earnings per share calculations for the three and nine-month periods ended September 30, 2001 and 2000. In the following table, (1) “Debentures” refer to the amount of possible shares that can be issued from the conversion of the Debentures, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

	Three Months Ended September 30,

	2001	2000

Average shares outstanding:
Basic	1,871,126	1,864,170
Debentures	750,000	0
Dilutive effect of options	71,958	168

	2,693,084	1,890,542

Net Income	$287,036	$404,092
Basic earnings per share	$0.15	$0.22
Diluted earnings per share	$0.13	$0.22

	Nine Months Ended September 30,

	2001	2000

Average shares outstanding:
Basic	1,867,589	1,864,170
Debentures	420,330	0
Dilutive effect of options	35,950	14,075

	2,323,869	1,891,131

Net Income	$917,764	$412,348
Basic earnings per share	$0.49	$0.22
Diluted earnings per share	$0.44	$0.22

	September 30,	December 31,
	2001	2000

Period-end shares outstanding:
Basic	1,871,126	1,864,826
Debentures	750,000	0
Options	243,500	6,300

	2,873,766	1,878,245

Basic book value	$5.52	$4.98
Diluted book value	$5.25	$4.97

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vineyard National Bancorp (the “Company”) is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard Bank, a state banking association (the “Bank”). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates five full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline and Blue Jay, in addition to a loan production office in Manhattan Beach. Shares of the Company’s common stock are traded on the NASDAQ SC under the ticker symbol VNBC.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2001, was $287,000, or $0.12 per diluted share, compared with income of $404,000 or $0.21 per diluted share for the three months ended September 30, 2000. Net income year-to-date was $918,000 or $0.41 per diluted share, compared to year-to-date net income during 2000 of $412,000 or $0.22 per diluted share. The income for the nine months of 2001 produced an annualized return on average equity of 12.5% compared with a 6.2% return for the same period in 2000.

The Company’s net interest income before its provision for credit losses increased by $438,000 or 24.5% during the three months ended September 30, 2001 as compared with the same period in 2000. Noninterest income for the three months ended September 30, 2001 increased by $142,000 or 38.6% as compared to the same period in 2000. Total net revenues (net interest income and noninterest income) for the three-month period ended September 30, 2001 increased by $580,000 or 27% as compared to the same period in 2000.

Total assets have increased by 47.8% to $163.7 million at September 30, 2001 over year-end 2000 results. The Company continued to have significant growth in the loan portfolio within the third quarter of 2001, bringing gross loans outstanding to $113.5 million at September 30, an increase of 42.7% over year-end 2000’s level of $79.5 million. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits increased to $147.0 million at September 30, 2001, an increase of 47.6% over year-end 2000.

During the nine month period ended September 30, 2001, the national prime rate decreased by 350 basis points, or 36.6% from its level at year end 2000. Despite this compression on market rates, the lagging factor of repricing the Bank’s time deposits, and the absolute growth in deposits, the Company’s net interest margin remained relatively unchanged during the nine-month period. The net interest margin at September 30, 2001 was 6.4% as compared with the year-end level of 7.1%. The net interest margin at the Bank, which excludes the effect of the parent company Debentures, was 6.6% for the quarter just completed.

Total noninterest expenses for the three months ended September 30, 2001 increased by $667,000 or 45.8% over the same period in 2000. The Company has engaged business development personnel and a cadre of seasoned managers to support the growth. This has, in turn, increased the costs associated with salaries and benefits for the three months ended September 30, 2001 by $378,000 or 53.5% as compared with the same period in 2000.

The Company’s continued growth of its loan portfolio necessitated an increase to the allowance for loan losses in the amount of $115,000 for the third quarter of 2001, compared to no provision in the same period of 2000. The increase in the allowance to 1.01% of gross loans outstanding at September 30, 2001 compares to similar levels recorded at December 31, 2000; however, the actual increase of $367,000 recorded during the first nine months of 2001 represents an overall increase of 46.8%. At September 30, 2001, the Company reported no non-performing loans or other real estate owned through foreclosure, with a nominal amount of net charge-offs for the year principally associated with consumer credit.

The Company recorded an income tax provision of $207,000 for the three months ended September 30, 2001, as compared with an income tax provision of $292,000 for the same period in 2000. During the first nine months of 2001, the Company benefited from the release of a valuation reserve associated with a deferred income tax asset. The impact of this benefit has created an overall income tax credit for the nine months ended September 30, 2001 of $154,000 versus an income tax expense of $298,000 for the same period in 2000.

The Company continues to be “well-capitalized” pursuant to the guidelines established by regulatory agencies. To be considered “well-capitalized” an institution must have total risk-based capital of 10% or greater, and a leverage ratio of 5% or greater. The Bank’s total risk-based and leverage capital ratios were 11.7% and 8.6% at September 30, 2001, respectively.

NET INTEREST INCOME

The operations of the Company are substantially dependent on its net interest income, which is the difference between interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s non-interest-earning assets, including nonaccrual loans and other real estate owned (“OREO”).

During the first nine months of 2001, the Federal Reserve Board initiated a series of market rate decreases aimed at stimulating the general economy. In total, market rates have been decreased by 350 basis points during this period, which has caused compression on the Company’s net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing principally associated with time certificates of deposit.

Though the Company is asset-sensitive, its loan portfolio experienced a shift in composition and complexity during the same nine month period, which helped it weather the effects of the market rate decreases with only a modest net interest margin compression during this period of time. A substantial portion of the Company’s immediately repricable loan portfolio have reached their floor rates during the third quarter. These loans did not continue to adjust downward as the Federal Reserve Board lowered rates. The effect of this also contributed to the minimal compression experienced. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates. The Company’s net interest margin decreased from 7.1% at year end 2000 to 6.4% at September 30, 2001, which includes the effect of the newly issued Debentures.

The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs, for the three and nine months ended September 30, 2001 and 2000.

	(Dollars in Thousands)

	For the quarter ended			For the quarter ended
	September 30, 2001			September 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$108,065	$2,808	10.4%	$80,098	$2,029	10.2%
Investment securities	23,615	311	5.3%	8,788	128	5.8%
Federal funds sold	10,697	125	4.7%	7,972	129	6.5%

Total Interest-earning assets	142,377	3,244	9.1%	96,858	2,286	9.5%

Other assets	18,766			16,732
Less: allowance for loan losses	(1,097)			(753)

Total assets	$160,046			$112,837

Liabilities and Stockholders’ Equity
Savings deposits	$43,821	210	1.9%	$36,599	154	1.7%
Time deposits	56,158	710	5.1%	26,403	347	5.3%
Convertible debentures	3,750	101	10.8%	0	0	0.0%

Total interest-bearing liabilities	103,729	1,021	3.9%	63,002	501	3.2%

Demand deposits	43,536			38,306
Other liabilities	2,587			2,652
Stockholders’ equity	10,194			8,877

Total liabilities and Stockholders’ equity	$160,046			$112,837

Net Interest Spread			5.2%			6.3%

Net Interest Income and Net Interest Margin		$2,223	6.3%		$1,785	7.4%

	For the nine months ended			For the nine months ended
	September 30, 2001			September 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$90,165	$7,185	10.7%	$83,402	$6,167	9.9%
Investment securities	13,148	591	6.0%	9,526	408	5.7%
Federal funds sold	17,144	571	4.5%	5,252	248	6.3%

Total Interest-earning assets	120,457	8,347	9.3%	98,180	6,823	9.3%

Other assets	17,718			16,913
Less: allowance for loan losses	(914)			(726)

Total assets	$137,261			$114,367

Liabilities and Stockholders’ Equity
Savings deposits	$39,192	550	1.9%	$37,436	469	1.7%
Time deposits	44,275	1,822	5.5%	28,305	1,064	5.0%
Other borrowings				24	1	5.6%
Convertible debentures	1,693	166	13.1%	0	0

Total interest-bearing liabilities	85,160	2,538	4.0%	65,765	1,534	3.1%

Demand deposits	39,825			37,079
Other liabilities	2,468			2,713
Stockholders’ equity	9,808			8,810

Total liabilities and Stockholders’ equity	$137,261			$114,367

Net Interest Spread			5.3%			6.2%

Net Interest Income and Net Interest Margin		$5,809	6.4%		$5,289	7.2%

The Company’s gross interest income on all interest-earning assets for the three-month period ended September 30, 2001 was $3,244,000, an increase of $958,000 or 41.9% as compared with the results from the same period in 2000. The effective yield on all interest-earning assets for the three months ended September 30, 2001 was 9.1% as compared to the 9.5% level reported for the same period in 2000. The gross interest income and effective yields for the three months ended September 30, 2001 take into effect the 350 basis point reductions in market interest rates in the first nine months of 2001. The average loan portfolio outstanding for the three months ended September 30, 2001 increased by $27,967,000 or 34.9% over the same period in 2000. The effective yield on the portfolio increased by 20 basis points over the same period in 2000. The results benefited by the Company’s efforts to introduce a new business line associated with the origination of single-family residence construction lending along the coastal communities of the Los Angeles and Orange counties, efforts to expand commercial and industrial lending, the origination of commercial real estate mortgage products with fixed rates for short intervals, and the de-emphasis on consumer installment lending that historically carried lower yielding interest rates.

The Company’s gross interest income on all interest-earning assets for the nine-month period ended September 30, 2001 was $8,347,000, an increase of $1,524,000 or 22.3% as compared with the results from the same period in 2000. The effective yield on all interest-earning assets for the nine months ended September 30, 2001 was 9.3%, unchanged from the 9.3% level reported for the same period in 2000.

The Company’s funding of its operations, inclusive of all deposits and the newly issued Debentures, increased the gross interest expense on all interest-bearing liabilities for the three month period ended September 30, 2001 to $1,021,000, an increase of $520,000 or 103.7% as compared with the same period in 2000. The average effective cost of funding, inclusive of demand deposits and the Debentures, for the three months ended September 30, 2001 was 2.8% as compared with 2.0% for the same period in 2000.

For the nine months ended September 30, 2001, gross interest expense on all interest-bearing liabilities was $2,538,000, an increase of $1,004,000 or 65.4% as compared to the same period in 2000. The average effective cost of funding, inclusive of demand deposits and the Debentures, for the nine months ended September 30, 2001 was 2.7% as compared with 2.0% for the same period in 2000.

The effect of these changes to the balance sheet composition and the Company’s growth, and the compression on market interest rates has produced net interest income and a net interest margin for the three months ended September 30, 2001 of $2,223,000 and 6.3%, respectively. For the nine months ended September 30, 2001, the net interest income and net interest margin were $5,809,000 and 6.4%, respectively. As the Company continues to re-deploy its excess liquidity now held in Federal funds and investment securities into higher yielding loans, the compression effect on net interest income and the net interest margin should reverse itself to some degree.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated. As the table illustrates, changes in the Company’s loan portfolio have begun to take shape along the product lines consistent with its efforts to broaden and diversify its lending operations.

	September 30,	Portfolio	December 31,	Portfolio
(Dollars in Thousands)	2001	%	2000	%

Loans
Commercial and industrial	$19,329	17%	$10,665	13%
Real Estate — construction	22,166	19%	5,588	7%
Real Estate — mortgage
Commercial	44,750	39%	40,100	50%
Residential	15,942	14%	11,192	14%
Installment loans to individuals	9,242	8%	12,049	15%
Loans held for sale	2,350	2%	235	0%
All other loans (including overdrafts)	166	0%	180	0%

Gross Loans	113,945	100%	80,008	100%

Unearned income on installment loans	(134)		(190)
Deferred loan fees	(325)		(294)

Loans, Net of Unearned Income	$113,486		$79,523

PROVISIONS FOR POSSIBLE LOAN LOSSES

During the nine month period ended September 30, 2001, a provision of $415,000 was made as compared to $256,000 for the same period in 2000. Net loan charge-offs were approximately $48,000 for the nine months ended September 30, 2001, as compared to $253,000 for the same period in 2000.

During the three month period ended September 30, 2001, a provision of $115,000 was made as compared to no provision for the same period in 2000. The Company had net loan charge-offs of $15,000 during the recent three-month period as compared to net loan recoveries of $8,000 for the same period in 2000.

The Company’s Allowance for Loan Losses increased to $1,151,000 at September 30, 2001, or 1.01% of gross loans outstanding, compared with $784,000, or 0.98% at December 31, 2000. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including underlying loan collateral, delinquency trends, borrower’s cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors. See “Asset Quality” for an expanded discussion on the Company’s allowance for possible loan losses.

NONINTEREST INCOME

Noninterest income increased by $317,000 in the nine-month period ended September 30, 2001, as compared to 2000. This increase was primarily due to fees associated with mortgage loans originated for sale, which increased by $252,000, and other income associated with Visa check card fees and services charge, which increased by $21,000 and $15,000, respectively, over the same period the prior year.

The Company’s increase of $142,000 in noninterest income in the three month period ended September 30, 2000, was primarily due to fees associated with mortgage loans originated for sale, which increased by $123,000, and other income associated with Visa check card fees and services charges, which increased by $13,000 and $12,000, respectively, over the same period the prior year.

The Company’s efforts to increase its core deposit base during the first nine months of 2001 produced a net increase of $6.2 million or 16.9% in demand deposit accounts over the year-end 2000 balances. These types of depository accounts generally are associated with service charges, or in the situation with larger commercial relationships, are placed on account analysis.

Other income consists of service charges and fees on deposit accounts, fee income from various services offered, sales commissions, safe deposit rental, fee income on loans held for sale, gain or loss on the sale of securities, and sundry other income.

NONINTEREST EXPENSES

For the three-month period ended September 30, 2001, total noninterest expenses increased by $667,000 or 45.8% to $2,124,000 from $1,457,000 for the same period in 2000. Noninterest expenses, consist primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other noninterest expense. For the nine-month period ended September 30, 2001, total noninterest expenses increased by $624,000 or 11.5% to $6,052,000 from $5,428,000 for the same period in 2000.

Beginning with the appointment of the new Chief Executive Officer in the fourth quarter of 2000, Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited during the past nine months ended September 30, 2001 from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans in the first nine months of 2001 while providing for the infrastructure to support longer-term growth. These changes have increased the Company’s expenses associated with salaries and other benefits by $378,000 or 53.5% for the three months ended September 30, 2001 as compared to the same period in 2000.

Expenses related to Furniture and Fixtures increased $47,000 for the three months ended September 30, 2001 as compared to the same period in 2000. These expenses are primarily attributable to the purchase and maintenance of bank automobiles utilized for a new personalized courier service, which was previously outsourced. Therefore, a similar decrease in other expenses was realized.

Other expenses increased $225,000 for the three months ended September 30, 2001 as compared to the same period in 2000. The Company has mitigated these increased costs by redeploying resources previously spent in legal, professional and other costs into the areas outlined above, as well as additional expenditures in marketing, product development and advertising. Business development increased $90,000 due to our aggressive marketing efforts and professional services decreased $137,000 due to the previously mentioned re-deployment of resources. Other expenses increased $209,000 (or $99,000 net of a charge-off recovery in the third quarter of 2000) due to the growth of the Bank.

The following table sets forth the breakdown of noninterest expenses for each of the nine and three-month periods ended September 30, 2001 and 2000:

	(Dollars in Thousands)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Salaries and employee benefits	$3,129	$2,506	$1,085	$706
Occupancy expense of premises	490	473	180	162
Furniture and equipment expenses	435	381	154	107
(Gain)/ Loss on sale of other fixed assets	0	33	0	0
(Gain)/ Loss on sale of other real estate owned	0	12	0	0
Other Expenses:
Data processing	513	459	168	150
Business Development expenses	307	119	131	41
Office supplies, postage and telephone	277	255	100	82
Professional expenses	275	656	86	223
Bank insurance and assessments	136	102	57	32
Other	490	432	163	(46)

Total Non-Interest Expenses	$6,052	$5,428	$2,124	$1,457

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

During the nine months ended September 30, 2001, the Company’s assets increased by approximately $52,961,000 or 47.8%, compared to December 31, 2000. The Company continued to have adequate cash resources with $9,318,000 of cash and funds held on deposit at other financial institutions, $27,232,000 in investment securities, and $3,670,000 in Federal funds sold at September 30, 2001. The overall levels in liquidity increased by $18,307,000 and resulted in higher levels of cash and due from banks, Federal funds sold, and investment securities. The Company’s investment portfolio had $151,000 of unrealized gains on estimated fair values when compared to book values at September 30, 2001. There were no loans placed on non-accrual status (not generating income currently) at September 30, 2001.

The Bank is a member in the Federal Home Loan Bank (FHLB.) This will provide for an alternative funding source for the Company in the form of a credit line. This line will provide for a maximum advance of up to 15% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to institutions that are members of the FHLB. Advances are secured by the Company’s mortgage loans, qualifying investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.

As detailed more specifically earlier in the report, total outstanding loans increased during the nine-month period ended September 30, 2001, by $33,962,000.

During the nine-month period ending September 30, 2001, total deposits increased by $47,375,000. Specifically, all areas of deposit product types experienced growth over the year-end 2000 levels, such as: demand deposits by $6,231,000, savings and NOW accounts by $1,817,000, money market accounts by $7,248,000, time deposits in excess of $100,000 by $18,356,000, and other time deposits by $13,723,000. Management’s efforts to generate significant levels of liquidity in the nine months of 2001 to support its lending activities were a result of a targeted and focused campaign to generate deposits in the communities the Company serves. These efforts were supported by increased activities by the Company’s business development personnel, marketing and advertising campaigns, and promotional interest rates on certain products.

Total stockholders’ equity increased from approximately $9,295,000 at December 31, 2000, to approximately $10,321,000 at September 30, 2001, principally as a result of net income generated for the nine months then ended, and to a lesser degree by capital contributed by the exercise of stock options and an increase in accumulated other comprehensive income.

The Company’s primary regulators, the Federal Reserve Board and the Bank’s primary regulators the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Board and FDIC generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered “adequately capitalized” for Federal regulatory purposes. As of September 30, 2001, the Bank had a ratio of capital to risk-weighted assets of 11.7%, a ratio of Tier 1 capital to risk-weighted assets of 10.8%, and a leverage capital ratio of 8.6%. The Bank’s capital ratios were favorably impacted by the contribution from the Company to the Bank of $3,250,000 in capital generated by the sale of the Debentures. As of September 30, 2001, the Company had a ratio of capital to risk-weighted assets of 12.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.1%, and a leverage capital ratio of 6.3%. The Company’s management believes that, under current regulations, the Company and the Bank will continue to meet these minimum capital requirements in the foreseeable future.

ASSET QUALITY –

NON-PERFORMING LOANS

     The following table sets forth information regarding the Company’s non-performing loans at September 30, 2001 and December 31, 2000:

	September 30,	December 31,
(Dollars in Thousands)	2001	2000

Accruing Loans More Than 90 Days Past Due[1]
Aggregate loan amounts
Commercial and industrial	$0	$0
Real estate	0	0
Installment loans to individuals	0	25

Total Loans Past Due More Than 90 Days	0	25

Renegotiated loans[2]	—	—
Non-accrual loans[3]
Aggregate loan amounts
Commercial and industrial	$0	$131
Real estate	0	176

Total Non-Accrual Loans	0	307

Total Non-Performing Loans	$0	$332

(1)  Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2)  Renegotiated loans are those that have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans during 2001and 2000.

(3)  There were no loans on non-accrual status at September 30, 2001, and three loans totaling approximately $307,000 at December 31, 2000.

The policy of the Company is to review each loan in the loan portfolio on an on-going basis to identify problem credits. In addition, as an integral part of its review process of the Bank, the DFI and the FDIC also classify problem credits upon their scheduled examinations of the Bank. There are three classifications for problem loans: “substandard”, “doubtful” and “loss”. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree or risk to warrant classification in a substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of September 30, 2001, the Bank’s classified loans consisted of approximately $2,803,000 of loans classified as substandard. The Bank’s $2,803,000 of loans classified as substandard consisted of all performing loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a general reserve established by Management to absorb losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan portfolio and, at September 30, 2001, reflected an amount, which, in Management’s judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.

The allowance for loan losses at September 30, 2001, was approximately $1,151,000 or 1.01% of total loans and leases, as compared to $784,000 or 0.98% of total loans at December 31, 2000. The following table provides certain information with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	September 30,	December 31,
(Dollars in Thousands)	2001	2000

Loans and Lease Loss Reserve Balance, Beginning of Period	$784	$764

Charge-offs
Domestic
Commercial and industrial	21	305
Real estate — mortgage	0	0
Consumer loans	42	61

	63	366

Recoveries
Domestic
Commercial and industrial	3	110
Real estate — mortgage	0	0
Consumer loans	12	20

	15	130

Net charge-offs	48	236
Additions charged to operations	415	256

Loan and Lease Loss Reserve Balance, End of Period	$1,151	$784

Ratio of Net Charge-offs/(Recoveries) During the Year to Average Loans and Leases Outstanding During the Year	0.05%	0.29%

Ratio of Reserve for Loan Losses to Loans at Period End	1.01%	0.98%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions is subject to interest rate risk (“IRR”) to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

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

The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2001

		(Dollars in Thousands)
	Estimated Net	Market	Market
Simulated	Interest Income	Value of	Value of
Rate Changes	Sensitivity	Assets	Liabilities

+200 Basis Points	2.7%	155,822	147,194
–200 Basis Points	–3.8%	169,737	152,544

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On August 3, 2001 Vineyard National Bank was formally approved to convert from a national to a state banking charter by the California Department of Financial Institutions. Concurrent with this approval, Vineyard National Bank has changed its name to Vineyard Bank. The state charter will allow the Bank increased flexibility in meeting clients’ financial needs.

On October 25, 2001 the FDIC and the California Department Financial Institutions approved the application of Vineyard Bank to acquire the assets and assume the deposits of Pacific Business Bank’s La Verne branch located at 2100 Foothill Blvd. The size of the branch’s deposits that Vineyard will assume is estimated at $10 million. This acquisition will expand the Bank’s immediate service area. The branch will service not only the La Verne community but those of San Dimas and Claremont.

On October 30, 2001 the Company announced the execution of a letter of intent for the acquisition of Life Financial Corporation (NASDAQ:LFCO), and its wholly-owned subsidiary Life Bank (“Life”). It is contemplated that the acquisition would result in the shareholders of Life Financial receiving Vineyard shares in exchange for Life Financial shares. The transaction is subject to the completion of due diligence, negotiation and execution of definitive agreements, board of director, shareholder and regulatory approval, the consummation of a financing transaction by Vineyard and the disposition by Life of certain assets and other matters typical for transactions of this type.

Vineyard National Bancorp anticipates the issuance of Trust Preferred Stock to principally finance this acquisition, in order to provide Life Bank with sufficient capital to meet the regulatory definition of “well-capitalized.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits: None

     b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2001.

VINEYARD NATIONAL BANCORP

By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer

By:	/s/ SARA F. AHERN

Sara F. Ahern Executive Vice President and Chief Financial Officer