Form 10-K405
period 2001-12-31
VINEYARD NATIONAL BANCORP
filed 2002-04-01
CIK 840256

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	33-0309110
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9590 Foothill Boulevard Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)

Registrant’s telephone number, including area code: (909) 987-0177

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     As of March 25, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $13,711,000. Solely for the purposes of this calculation, shares held by directors, executive officers, and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded.

     1,905792 shares of Common Stock of the registrant were outstanding at March 25, 2002

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of shareholders, which will be filed on or before April 22, 2002, are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM I. DESCRIPTION OF BUSINESS

     Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as the “Company”) is a corporation that was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Bancorp acquired all of the voting stock of Vineyard Bank (the “Bank”). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of Vineyard Bank, a $191 million (asset) commercial bank, and the business of the Bank is carried on as a wholly-owned subsidiary of the Company. The stock of the Company is publicly traded on NASDAQ Small Cap Stock Market under the ticker symbol “VNBC”. The Company has approximately 552 shareholders that own approximately 1,905,000 shares of the Company’s common stock as of March 2002.

     VNB’s principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. Although the Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under Federal Reserve Board regulations, the Company has no specific plans to do so.

     VNB’s principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB. (See Item. 1 — Description of Business; Supervision and Regulation; Restrictions of Dividends by the Company and Transfers of Funds to the Company by the Bank)

     As of December 31, 2001, the Company had total consolidated assets of approximately $191.3 million, total consolidated net loans of approximately $136.1 million, total consolidated deposits of approximately $159.4 million and total stockholders’ equity of approximately $10.4 million.

The Bank

     The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank changed charters and now operates under the supervision of the California Department of Financial Institutions (“DFI”) and the FDIC (“FDIC”). The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank is a non-member of the Federal Reserve System.

     Vineyard Bank will continue to operate its six existing full-service offices, which are located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline and Blue Jay, which are located between 30 to 70 miles east of Los Angeles. The Bank also operates a loan production office in the city of Manhattan Beach, principally for the marketing and origination of single-family construction lending. The Bank believes that alternative delivery locations may augment this branching network beginning in 2003, which may be in the form of satellite (low overhead) branches, and remote kiosks. The Bank will focus its new business generation efforts within these communities, and augment these efforts with a business banking focus targeting the lower range of middle-market and professional clientele.

     Beginning in early 2001, the Bank embarked on a departure from its past, and concentrated on a sales and service approach to community banking, with the focus placed on customer needs fulfillment. The Bank selectively recruited seasoned professionals with developed business banking skills, augmented credit administration capabilities, and greatly expanded the marketing and branding of the franchise. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities.

     With regard to the expansion of the core deposit franchise, the Bank will continue to introduce additional products and services intended to capture money market and time deposits by bundling them with other consumer services. Business deposits will be pursued with an expanded courier network, by introduction of cash management products and by a specific targeting of non-credit business clientele. The two offices within the mountain communities were redirected toward capturing a larger market share of their community deposits, which have isolated competition. The communities of La Verne and Diamond Bar offer substantial growth in the consumer depository markets, while Rancho Cucamonga and Chino offer the most opportunities for growth in the business sectors.

Vineyard Service Company, Inc.

     The Bank owns 100% of the capital stock of Vineyard Service Company, Inc., which conducts operations out of the Bank’s office in Rancho Cucamonga, California. The Company was formed to provide services to both customers of the Bank and others, including life and disability insurance. At present, the assets, revenues and earnings of Vineyard Service Company, Inc., are not material in amount compared to the Bank.

     Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

     The following table sets forth the Company’s condensed average balances for each principal category of assets and liabilities and also for stockholders’ equity for each of the past two years. Average balances are based on daily averages for the Bank and Bancorp.

	Year Ended December 31,

	2001		2000

	Average	Percent	Average	Percent
(Dollars in Thousands)	Balance	of Total	Balance	of Total

Assets
Investment Securities Taxable	$17,146	11.8	$8,650	7.6
Federal funds sold	13,790	9.5	5,709	5.0
Due from banks-time deposits	99	0.1	209	0.2
FRB & other stock	193	0.1	182	0.2
Loans	98,872	67.8	82,436	72.8
Reserve for loan and lease losses	(999)	(0.7)	(735)	(0.6)

Net loans and eases	97,873	67.1	81,701	72.2

Total Interest-Earning Assets	129,101	88.5	96,451	85.2
Cash and non-interest earning deposits	7,801	5.3	7,265	6.4
Net premises, furniture and equipment	5,475	3.8	5,773	5.1
Other assets	3,543	2.4	3,676	3.3

Total Assets	$145,920	100.0	$113,165	100.0

Liabilities and Stockholders’ Equity
Savings deposits[1]	41,504	28.4	37,046	32.7
Time deposits	48,229	33.1	27,719	24.5
Convertible Debentures	2,187		0	0.0
Trust Preferred Securities	427		0	0.0
Short-term borrowings	228	0.2	18	0.0

Total Interest-bearing Liabilities	92,575	63.4	64,783	57.2
Demand deposits	41,020	28.1	37,097	32.8
Other liabilities	2,419	1.7	2,372	2.1

Total Liabilities	136,014	93.2	104,252	92.1
Stockholders’ Equity	9,906	6.8	8,913	7.9

Total Liabilities and Stockholders’ Equity	$145,920	100.0	$113,165	100.0

[1]	Includes savings, NOW, super NOW, and money market accounts.

Interest Rates and Differentials

     The Company’s earnings depend primarily upon the difference between the income it receives from its loan portfolio and investment securities and its cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as Federal economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board (see “Effects of Governmental Monetary Policies and Recent Legislation”).

     Information concerning average interest-earning assets and interest-bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Average balances are based on daily averages for the Company.

	2001			2000

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Earning Assets
Investment Securities
U.S. Government agencies[2]	17,146	925	5.4%	8,706	495	5.7%

Total Investment Securities	17,146	925	5.4%	8,706	495	5.7%
Federal funds sold	13,790	592	4.3%	5,709	365	6.4%
Due from banks — time deposits	99	6	6.1%	209	14	6.7%
FRB & Other Stock	193	11	5.2%	182	9	4.9%
Loans[1]	97,873	10,068	10.3%	82,436	8,082	9.8%

Total Interest Earning Assets	$129,101	$11,602	9.0%	$97,242	$8,965	9.2%

Interest Bearing Liabilities
Domestic Deposits and Borrowed Funds
Savings deposits[3]	41,504	733	1.8%	37,046	622	1.7%
Time deposits	48,229	2,554	5.3%	27,719	1,426	5.1%
Debentures & Trust Securities	2,614	294	11.2%
Short-term borrowings	228	5	2.2%	18	1	5.6%

Total Interest Bearing Liabilities	$92,575	3,586	3.9%	$64,783	$2,049	3.2%

The table below shows the net interest earnings and the net yield on average earning assets (net of the allowance for loan losses)

(Dollars in Thousands)	2001	2000

Total interest income[1]	$11,602	$8,965
Total interest expense[4]	$3,586	$2,049
Total interest earnings[1]	$8,016	$6,916
Total average earning assets	$129,101	$97,238
Net yield on average earning assets[1]	6.2%	7.1%
Net yield on average earning assets (excluding loan fees)[1]	4.9%	6.6%

[1]	Loans are reflected net of unearned income and include non-accrual loans (if any), but do not reflect average allowance for loan and lease losses of $1,037,000 in 2001 and $735,000 in 2000. Loan fees of $1,647,000 in 2001 and $463,000 in 2000, are included in loan interest income. There are no non-accruing loans at December 31, 2001 but there were three non-accruing loans totaling approximately $307,000 at December 31, 2000.

[2]	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

[3]	Savings deposits include savings, NOW, super NOW, and money market deposit accounts.

[4]	Includes savings, NOW, super NOW, and money market deposit accounts, Time Deposits and Federal Funds Purchased. Convertible debentures and Trust Preferred Securities were issued in 2001. This category includes interest expense on that debt.

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

	Investment	Federal		FRB &
	Securities	Funds		Other	Time
(Dollars in Thousands)	Taxable	Sold	Loans	Stock	Deposits	Total

Interest Earned On:
2001 compared to 2000
Increase/(decrease) due to:
Volume changes	$454	$222	$1,647	$1	$(6)	$2,318
Rate changes	(24)	5	339	1	(2)	319

Net Increase/(Decrease)	$430	$227	$1,986	$2	$(8)	$2,637

Interest Earned On:
2000 compared to 1999
Increase/(decrease) due to:
Volume changes	$(30)	$(24)	$(247)	$—	$(44)	$(345)
Rate changes	22	88	193	(1)	13	315

Net Increase/(Decrease)	$(8)	$64	$(54)	$(1)	$(31)	$(30)

	Savings	Time		Trust
	Deposits[5]	Deposits	Borrowings[6]	Securities[7]	Total

Interest Paid On:
2001 compared to 2000
Increase/(decrease) due to:
Volume changes	$70	$1,072	$7	$294	$1,149
Rate changes	41	56	(3)	0	94

Net Increase/(Decrease)	$111	$1,128	$4	$294	$1,537

Interest Paid On:
2000 compared to 1999
Increase/(decrease) due to:
Volume changes	$(36)	$(340)	$1	$0	$(375)
Rate changes	(4)	223	0	0	219

Net Increase/(Decrease)	$(40)	$(117)	$1	$0	$(156)

[1]	Savings deposits include savings, NOW, super NOW, and money market deposit accounts.

[2]	Short term borrowings consist of Federal Funds Purchased

[3]	In 2001 the Company issued Convertible Debentures and Trust Preferred Securities. This reflects the interest paid on that debt.

Investment Portfolio

     The following table shows the book value of the portfolio of investment securities at the end of each of the past two years. The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: Debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholder’s equity.

	2001	2000
	Available-for-Sale	Available-for-Sale

U.S. Agency securities	$8,547	$5,520
Mortgage backed securities	22,003
Other securities[8]	177	7

Total Securities	$30,727	$5,527

The following table shows the maturities of investment securities at December 31, 2001, and the weighted average yields of such securities.

	Due In		Due After One But		Due After Five But		Due After Ten
	One Year or Less		Within Five Years		Within Ten Years		Years

	Available-for-Sale		Available-for-Sale		Available-for-Sale		Available-for-Sale

(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Agency securities	$505	5.25%	$3,006	5.38%	$5,036	5.47%	$0	0.00%
Mortgage backed securities	0	0	0	0	0	0	22,003	4.92%
Other securities[1]	0	0	0	0	0	0	177	5.60%

Total Securities	$505	5.25%	$3,006	5.38%	$5,036	5.47%	$22,180	4.92%

[1]	Other securities do not have a predetermined maturity date.

Loan Portfolio

     The following table sets forth the amount of loans outstanding for each of the past two years.

	December 31,

(Dollars in Thousands)	2001	2000

Types of Loans
Domestic
Commercial, financial and agricultural	$20,219	$10,665
Real estate construction	33,254	5,588
Real estate mortgage
Commercial	52,458	40,099
Residential	19,063	11,192
Installment loans to individuals	8,318	12,049
Loans held for sale	4,471	235
All other loans (including overdrafts)	184	180

	137,967	80,008
Less:
Unearned income	(389)	(484)
Allowance for loan and lease losses	(1,450)	(784)

Total Net Loans	$136,128	$78,740

     All areas of the Company’s commercial and real estate portfolios experienced growth in 2001. The Company’s business development efforts in 2001 were focused on the expansion of commercial real estate and commercial business lending, with the introduction of higher-end market single-family, construction lending. Loans to commercial business customers exhibited strong growth in 2001. Traditional commercial loan financing for equipment financing, lines of credit and working capital, almost doubled in 2001 over 2000. These types of loans are shorter term in nature with approximately 69% maturing within 1 year, 27% maturing from 1 to 5 years, and 4% over 5 years.

     Within the real estate mortgage portfolio, the predominant concentration is on commercial real estate which typically represents long-term financing for commercial buildings. Of these commercial real estate loans, approximately 17% mature within one year, 43% from one to five years, and 40% in five to ten years, on average.

     The Company also provides 1-4 family residential real estate financing for shorter duration than traditional mortgage loans. This category includes equity lines of credit, first trust deed, and junior lien loans with maturities averaging 43% within one year, 25% from 1 to 5 years, and 32% over 5 years.

     The Company concentrates its commercial and real estate lending in its immediate market area when economic conditions are trends are closely monitored.

     Residential real estate loans held for sale represent a loans sold either immediately or within a few weeks as a “pass through” to long term mortgage lenders, resulting in fee income to the Company.

     Installment loans declined by 31% as the Company moved away from indirect and dealer loans beginning in 2000, concentrating on direct lending to its core customer base. This portion of the portfolio continue to provide traditional high fixed rate loans with a steady stream of regular income, with low risk, due to many more loans in smaller denominations.

Maturities and Sensitivities to Interest Rates

The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 2001.

	Maturing

	Within	One to	After
(Dollars in Thousands)	One Year	Five Years	Five Years	Total

Domestic
Commercial, financial and agricultural	$13,985	$5,526	$708	$20,219
Real estate construction	33,254	0	0	33,254
Real estate mortgage
Commercial	9,299	22,686	20,473	52,458
Residential	8,232	4,698	6,133	19,063
Held for sale	0	0	4,471	4,471
Installment loans to individuals	2,151	5,572	595	8,318
All other loans	184	0	0	184

Total	$67,105	$38,482	$32,380	$137,967

Loans and leases with predetermined interest rates	46,141	18,543	27,709	92,393
Loans and leases with floating or adjustable interest rates	25,435	19,939	200	45,574

Total	$67,105	$38,482	$32,380	$137,967

Asset/Liability Management

     The table below sets forth information concerning the interest rate sensitivity of the Company’s consolidated assets and liabilities as of December 31, 2001. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

     Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity.

     The Company concentrates on a core customer base with enhanced relationships crossing over multiple deposit and loan product lines. Within the Company’s average deposit portfolio, 32% of the deposits are in demand and are non- interest-bearing, and 32% are in savings products that while they do bear interest have proven to be less interest rate sensitive. The remaining 36% of the deposit portfolio is in time certificates of deposit. The Company does not make variable rate certificates and all of these accounts have rates fixed to maturity. The Company has, on average, 90% of all deposits classified as “core” deposits and only 10% considered “non-core”. Non-core deposits are defined by the Company as those in denominations over $100,000 for which the customer has no other products or accounts with the Company. As a result, the Company has been extremely successful in retaining time balances as they mature and reprice into the current interest rate environment.

     Within the Company’s loan portfolio, variable rate loans are typically structured with floor rates which protect the Company from interest rate risk in a declining rate environment. Many of the loans have reached their floor rates, and this feature, combined with the fixed rate portion of the portfolio have allowed the Company to avoid the “compression” that traditionally accompanies a declining interest rate scenario. The Company has maintained a net interest margin in excess of 6% for the past four years in spite of a dramatic reduction in market interest rates. Management believes that the Company’s net interest margin will continue to not be significantly impacted by changes in interest rates.

RISK ELEMENTS

	Three	Over Three	Over One
	Months	Through	Through	Over	Non-interest
(Dollars in Thousands)	or Less	12 Months	Five Years	Five Years	Bearing	Total

Assets
Interest-bearing deposits in other financial institutions	0	0	0	0	0	0
Federal funds sold	6,280	0	0	0	0	6,280
Investment securities	0	506	3,006	27,039	0	30,551
FRB & other stock	0	0	0	176	0	176
Net loans and leases	63,105	13,283	41,117	20,462	(1,839)	136,128
Non-interest-earning assets					18,151	18,151

Total Assets	$69,385	$13,789	$44,123	$47,677	$16,312	$191,286

Liabilities and Stockholders’ Equity
Non interest-bearings deposits	0	0	0	0	45,951	45,951
Interest-bearing deposits	79,116	29,293	5,021	0	0	113,430
Federal Home Loan Bank Advances	0	3,000	0	0	0	3,000
Convertible Debentures	0	0	0	3,750	0	3,750
Company Obligated Preferred Securities of subsidiary trust holding	0	0	0	12,000	0	12,000
Other liabilities	0	0	0	0	2,700	2,700
Stockholders’ Equity	0	0	0	0	10,455	10,455

Total Liabilities and Stockholders’ Equity	$79,116	$32,293	$5,021	$15,750	$59,106	$191,286

Interest Rate Sensitivity Gap	$(9,731)	$(18,504)	$39,102	$31,927	$(42,794)	$0

Cumulative Interest Rate Sensitivity Gap	$(9,731)	$(28,235)	$10,867	$42,794	$0	$0

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk (“IRR”) to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

     A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the net portfolio value (“NPV”) methodology to gauge interest rate risk exposure.

     The Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios utilizing an interest rate model. The Sensitivity Measure is the decline in the NPV ratio, as a percentage, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher the institution’s Sensitivity Measure, the great is its exposure to IRR.

     The following table reflects the Company’s net interest income sensitivity analysis as of December 31, 2001.

		Estimated Net	Market Value
	Simulated	Interest Income
(Dollars in Thousands)	Rate Changes	Sensitivity	Assets	Liabilities

	+200 Basis Points	4.18%	$185,542,095	$168,638,670
	-200 Basis Points	5.28%	$202,543,439	$169,213,081

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Non-Accrual, Past Due, and Restructured Loans

     The following table sets forth information regarding the Company’s non-performing loans at year end 2001 and 2000.

	December 31,

(Dollars in Thousands)	2001	2000

Accruing Loans More Than 90 Days Past Due[1]
Aggregate Loan Amounts	$0	$0
Commercial, financial and agricultural	0	0
Real estate	0	0
Installment loans to individuals	0	25

Total Loans Past Due More Than 90 Days	0	25

Renegotiated loans[2]	0	0

Non-accrual loans[3]
Aggregate Loan Amounts	0	0
Commercial, financial and agricultural	0	131
Real estate	0	176
Installment loans to individuals	0

Total Non-accrual Loans	0	307

Total Non-performing Loans	$0	$332

     As of December 31, 2001, there were no loans past due more than 90 days, no loans on non-accrual and no renegotiated loans. However, at December 31, 2000, there were three loans on non-accrual status totaling approximately $307,000. The amount of interest income that would have been collected on these loans, had the loans remained current in accordance with their original loan terms.

[1]	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

[2]	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. The Company had no renegotiated loans during 2001 or 2000.

Potential Problem Loans

     The policy of the Company is to review each loan in the portfolio to identify problem credits. In addition, as an integral part of its regular examination of the Company, the banking regulatory agencies also identifies problem loans. There are three classifications for problem loans: “substandard,” “doubtful,” and “loss.” Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.

     A loan classified loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Company to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies for potential weaknesses deserving management’s close attention.

     As of December 31, 2001, the Company’s classified loans consisted of $2.5 million as substandard. This current level represents an improvement of approximately $1.2 million from the prior year reporting period.

     Consumer loans which are 120 days or more delinquent and not insured or guaranteed by the U.S. Government, are generally written off as losses, all other loans are written off at such time the loan is classified as loss. Losses are recognized in the period in which the asset is deemed uncollectible.

     With the exception of these loans, management is not aware of any loans as of December 31, 2001, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-accrual, past due and restructured loan table set forth above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will not become included in the table above in the future.

Foreign Outstandings

     The Company did not have any loans, acceptances, interest-bearing deposits or other monetary assets of any foreign country.

Loan Concentrations

     The Company does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Earning Assets

     The Company does not have any interest-earning assets for which management believes that recovery of the interest on and principal thereof is at significant risk.

Summary of Loan and Lease Loss Experience

     In August, 2001, the Bank was approved for a change in banking charters and converted from a national to state bank. The change was necessitated by the Bank’s needs to meet the growing credit requirements of its customer base as it implemented its newly adopted strategic plan. In conjunction with this change in banking charters, the Bank’s primary banking regulators changed from the Office of the Comptroller of the Currency (the “OCC”) to the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). During this same period, the Federal Financial Institution Examination Council (the “FFEIC”) issued an interagency policy statement governing changes to acceptable methodologies in determining the Allowance for Loan and Leases Losses (the “ALLL”) for financial institutions.

Determination of Allowance for Loan Losses

     In December 2001, the Company adopted a new methodology for determining the adequacy of the ALLL as a result of an interagency policy statement issued by the Federal Financial Institution Examination Council. This chosen method, also known as the Percentage of Loan Grade Analysis, replaces the former accepted methodology known as the Migration Analysis. Although the Company has chosen the Percentage of Loan Grade Analysis as it demonstrates the most accurate determination of reserve adequacy to risks in the loan portfolio, it still must perform an analysis based upon three methodologies (the third is also known as the Historical Loss Analysis).

     The Percentage of Loan Grade Analysis separates the Company’s loan portfolio by loan grades into categories based upon product types, and further separates each of these product types by sub-categories based on collateral, loan-to-value, purpose, lien position, and occupancy status. For each of these sub-categories, an estimate of possible loan losses reserves is determined and assessed as a reserve factor. These reserve factors are estimates based upon historical loss experience for similar product types by peer banks, and have been supplemented by regulatory information to support these estimates. Management’s applies its own judgmental assessments of these factors as they relate to other qualitative issues such as local economic and business trends, changes in lending strategies and other items. Under this methodology, there are no unallocated reserves.

     The Company’s ALLL methodology includes three major components which are intended to reduce the differences between estimated and actual losses. The first component is the percentage of loan grade analysis whereby the loans are graded by product type, and a percentage or reserve factor is applied to various loan groupings. Loans which have adverse credit characteristics are reviewed separately and a determination of risk and loss exposure is completed, with fixed general reserves added to those loans when necessary. The second component is the historical loss methodology. This methodology analyzes the quarterly net losses to average quarterly loan balances for predetermined loan pools. Loans with fixed general reserves are added to the reserves determined for each loan pool and a recommended allowance is quantified. The third component is migration analysis. Migration analysis determines the rate of loan and lease loss based on similarly graded or delinquent loans and leases.

     The amount of any general allowance in excess of the amounts determined from the migration and historical loss methodologies are based upon management’s determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; as a result, the excess general allowance to the total allowance may fluctuate from period to period.

     The allowance for loan and lease losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the reserves indicate future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total reserve is a general reserve applicable to the entire portfolio.

     The Company relies on a loan risk rating system. The originating loan officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by credit administration personnel. Approved loans are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

     Based on the risk rating system, fixed general allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the portfolio formula allowance.

     Management performs a detailed analysis of these loans, including, but not limited to, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and designates a portion of the allowance for losses as a fixed general allowance for each of these loans.

     The qualitative evaluation of the adequacy of the reserve factors is subject to a higher degree of uncertainty because these factors are not identified with specific problem credits or portfolio segments. This analysis includes the evaluation of the following conditions that existed as of the balance sheet date:

•	Changes in the lending policies and procedures

•	Changes in local economic and business conditions

•	Changes in the nature and volume of the loan portfolio

•	Changes in Company management and lending staff

•	Trends in past due loans and non-accrual loans

•	Trends in criticized assets

•	Concentration of credit

•	Competition, legal and regulatory changes

•	Bank regulatory examination results

•	Findings of the Company’s internal credit examiners

The following table sets forth an analysis of the Company’s loan and lease loss experience, by category, for the past two years.

	December 31,

(Dollars in Thousands)	2001	2000

Loans and Leases Outstanding, Year-end[1]	$137,967	$79,524

Average Amount of Loans and Leases Outstanding[1]	$98,872	$82,436

Loans and Lease Loss Reserve Balance, Beginning of year	$784	$764

Allowance on Loans Acquired in Business Combination
Charge-offs	0	0
Domestic
Commercial, financial and agricultural	69	305
Real estate — construction	0	0
Real estate — mortgage	0	0
Consumer loans	60	61

	129	366

Recoveries
Domestic
Commercial, financial and agricultural	3	110
Real estate — construction	0	0
Real estate — mortgage	0	0
Consumer loans	19	20

	22	130

Net Charge-offs/(recoveries)	107	236

Additions/(Reductions) charged to operations	773	256

Allowance for Loan and Lease Loss, End of year	$1,450	$784

Ratio of Net Charge-offs/(Recoveries) During the Year to Average Loans and Leases Outstanding During the Year	0.11%	0.29%

Ratio of Allowance for Loan and Lease Losses to Loans and Leases at Year-end	1.05%	0.99%

[1]	Net of unearned income

Allowance for Loan and Lease Loss by Category

The allowance for loan and lease losses ending at $1,450,000 at December 31, 2001, represented approximately 1.05% of total loans at year end. Actual net charge offs for the year 2001 were $107,000 representing only 0.11% of total average loans and a decline of $129,000 or 55% over the year 2000. The increase in the ALLL in 2001 was principally related to the expansion of the Company’s loan portfolio.

	Year Ended December 31,

	2001		2000

		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
(Dollars in Thousands)	Losses	Total Loans	Losses	Total Loans

Domestic
Commercial, financial and agricultural	$497	34.3	$180	15.8
Residential real estate construction	336	23.2	145	66.0
Residential 1-4 family	126	8.7	0	0
Commercial real estate	372	28.4	0	0
Installment loans to individuals	72	5.4	0	0
Foreign	0	0	0	0
Unallocated allowance	0	0	435	0

Total	$1,450	100.0	$784	100.0

Deposits

The average amount of and the average rate paid on deposits is summarized below:

	Year Ended December 31,

	2001		2000

	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

In Domestic Offices
Non-interest bearing demand deposits	$41,020		$37,096
Savings deposits[1]	41,504	1.8%	37,046	1.7%
Time deposits	48,229	5.3%	27,719	5.1%

Total Deposits	$130,753	2.5%	$101,861	2.0%

[1]	Includes Savings, NOW, Super NOW, and Money Market deposit accounts.

Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:

December 31,
(Dollars In Thousands)	2001

Three months or less	$13,417
Over three through 12 months	11,462
Over one through Five Years	2,214

$27,093

Return on Equity and Assets

The following table sets forth the Company’s ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), dividends declared per share to net income per share/(dividend payout ratio), and average equity to average total assets/(equity to asset ratio).

	2001	2000

Return on assets	0.79%	0.55%
Return on equity	11.67%	6.96%
Dividend payout ratio	—	—
Stockholder’s Equity to asset ratio	6.79%	7.88%

Competition

     The Company faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Company’s market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have large lending limits and are thereby able to serve the needs of larger customers. Neither the deposits nor loans of any office of the Company exceed 1% of the aggregate loans or deposits of all financial intermediaries located in the counties in which such offices are located.

Effect of Governmental Policies and Recent Legislation

     Banking is a business which depends largely on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the Company’s portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See “ITEM 1. BUSINESS — Supervision and Regulation.”

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

     The Company. The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See “ITEM 1. BUSINESS — Supervision and Regulation — Capital Standards.” The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

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

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both. This doctrine has become known as the “source of strength” doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board’s source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

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

     The Bank. The Bank, as a state banking association, is subject to primary supervision, examination and regulation by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). If, as a result of an examination of a Bank, the Regulatory agencies should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the DFI. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct and increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank’s deposit insurance in the absence of action by the DFI and upon finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See “ITEM 1. BUSINESS — Supervision and Regulation Premiums for Deposit Insurance.” The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

     Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See “ITEM 1. BUSINESS — Supervision and Regulation — Capital Standards.”

     Restrictions on Dividends by the Company and Transfers of Funds to the Company by the Bank. The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law. Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

     Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company’s financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

     There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the DFI is required if the total of all dividends declared by a state bank in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

     The DFI has authority to prohibit the Bank from engaging in activities that, in the DFI’s opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the DFI could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the DFI and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “ITEM 1. BUSINESS — Supervision and Regulation — Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and — “Capital Standards” for a discussion of these additional restrictions on capital distributions.

     At present, substantially all of the Company’s revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “ITEM 1. BUSINESS — Supervision and Regulation Prompt Corrective Regulatory Action and Other Enforcement Mechanisms.”

     Potential and Existing Enforcement Actions. Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, and the regulatory agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act of 1991. Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

     Capital Standards. The Federal Reserve Board and the regulatory agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

     A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

     The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution’s assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 200 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

     Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank’s capital adequacy.

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

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See “ITEM 1. BUSINESS — Supervision and Regulation — Accounting Changes.” The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. This standard has been in effect since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 2001.

	December 31, 2001

	Actual		Minimum
			Capital
(Dollars in Thousands)	Amount	Ratio	Requirement

Leverage ratio
Bank	$21,570	12.53%	4.0%
Consolidated	$13,807	8.02%
Tier 1 risk-based ratio
Bank	21,570	15.08%	4.0%
Consolidated	13,807	9.59%
Total risk-based ratio
Bank	23,020	16.10%	8.0%
Consolidated	27,510	19.10%

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

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. Under these regulations, an insured depository institution will be classified in the following categories:

•	“well capitalized” if it (i) has total risk-based capital of 10% or greater, Tier I risk-based capital of 6% or greater and a leverage ratio of 5% or greater, and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

•	“undercapitalized” if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated Composite I under the applicable regulatory rating system in its most recent report of examination);

•	“significantly undercapitalized” if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage ratio that is less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     An institution that, based upon its capital levels, is classified as “’well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized; (ii) is based on realistic assumptions; and (iii) is likely to succeed in restoring the depository institution’s capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution’s total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer’s average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution’s shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

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

     Appraisals for “real estate related financial transactions” must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for “complex” 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with “federally related transactions” must now comply with the agencies’ appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

     Premiums for Deposit Insurance. Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposit to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standard used by the FDIC for its prompt corrective action regulations. A well capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution’s primary federal or state regulator, statistical analysis of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).

The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

	Assessment Rates Effective January 1, 1996*

	Group A	Group B	Group C

Well capitalized	0	3	17
Adequately capitalized	3	10	24
Undercapitalized	10	24	27

*	Assessment figures are expressed in terms of cents per $100 of deposits.

     Interstate Banking and Branching. On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state’s banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     The Interstate Act is likely to increase competition in the Company’s market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company’s operations.

     In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a “reciprocal” basis (i.e., provided the other state’s laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a “reciprocal” basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national “reciprocal” basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

     Financial Modernization Legislation. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, prohibiting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “complementary” to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or non-financial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating.

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

     The GLB Act also includes provisions concerning subsidiaries of national banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates are “well capitalized” and “well managed” and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as “principal” would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be “well capitalized,” and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies become effective 120 days after its enactment, or about March 15, 2000, excluding, the federal preemption provisions, which became effective on the date of enactment.

     The GLB Act will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company’s operations.

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

Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank’s compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution’s actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

     On March 8, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Accounting Changes

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, (as amended by SFAS 138 in 2000.) This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS NO. 137,“Accounting for Derivatives Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”. This Statement establishes the effective date of SFAS 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company’s financial statements.

Employees

     At December 31, 2001, the Company had approximately 89 full-time equivalent employees as compared to approximately 77 in 2000. The Company believes that its employee relations are satisfactory.

Executive Officers of the Company

Set forth below is certain information regarding the executive officers of the Company and the Bank:

Name	Position With Company	Position With Bank

Norman A. Morales	President and Chief Executive Officer	President and Chief Executive Officer

Richard S. Hagan		Executive Vice President/ Chief Credit Officer

George W. McManus		Executive Vice President/ Director of Community Banking

Jill A. Pierce	Secretary	Executive Vice President/ Director of Finance & Operations

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

     Mr. Hagan was appointed Executive Vice President/Chief Credit Officer of the Bank in March 2001, and has been with the Bank since December 2000.

     Mr. McManus was appointed Executive Vice President/Director of Community Banking Officer of the Bank in June 2001 and has been with the Bank since June 2001.

     Ms. Pierce was appointed Executive Vice President/Director of Finance and Operations Officer of the Bank in January 2002. Ms. Pierce has been appointed Secretary of the Company in March 2002, and has been with the Bank since January 2002.

ITEM 2. PROPERTIES

     The Company’s executive offices are located at the Bank’s main banking office at 9590 Foothill Boulevard, Rancho Cucamonga, California, and this property is owned by the Bank.

     The Bank also owns the land and building where its Chino and Crestline offices are located, and leases the facilities in which its Diamond Bar, Blue Jay, and La Verne Offices as well as its Manhattan Beach loan production office are located, under leases expiring in two to three years each. The Bank’s total occupancy expense for 2001, excluding furniture and equipment expense, approximated $682,000. Management believes that the Bank’s present facilities are adequate for its present purposes.

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

     The Company is involved in various other litigation. In the opinion of Management and the Company’s legal council, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading in the Company’s common stock has been relatively active. The common stock is listed on the NASDAQ small cap market under the ticker symbol VNBC. The following table summarizes the high and low prices at which the shares of the common stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions.

	Sales Prices of
	Common Stock[1]

	High	Low

2000
First Quarter	$6.25	$4.00
Second Quarter	6.00	3.50
Third Quarter	4.50	2.75
Fourth Quarter	4.25	2.38
2001
First Quarter	$4.50	$3.00
Second Quarter	5.25	3.81
Third Quarter	6.00	4.75
Fourth Quarter	7.00	5.64

[1]	There were no cash dividends paid during 2000 or 2001

The Company has approximately 552 shareholders that own approximately 1,905,792 shares of common stock as of March 25, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal years ended December 31, 2001, 2000, and 1999 are derived from the audited consolidated and Bank financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1998 and 1997, are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.

	Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999	1998	1997

Interest Income	$11,602	$8,965	$8,995	$9,178	$9,213
Interest Expense	3,586	2,049	2,204	2,552	2,943
Net Interest Income	8,016	6,917	6,790	6,626	6,271
(Provision)/Credit for Loan and Lease Losses	(773)	(256)	(166)	(143)	(144)
Other Income	2,191	1,582	1,903	1,916	1,742
Other Expenses	8,295	(7,174)	(8,564)	(7,649)	(7,331)

Income/(Loss) Before Taxes	1,139	1,069	(36)	750	538
Income Taxes	(17)	449	(12)	307	134

Net Income/(Loss)	$1,156	$620	$(25)	$443	$404

Earnings/(Loss) Per Share of Common Stock[1]
Basic	$0.62	$0.33	$(0.01)	$0.24	$0.22
Diluted	$0.54	$0.33	$(0.01)	$0.22	$0.21
Weighted Average Number of Shares[1]
Basic	1,868,257	1,864,170	1,862,776	1,862,776	1,862,776
Diluted	2,421,167	1,865,434	1,988,616	1,994,255	1,882,986
Stock Splits
Balance Sheet Data
Assets	$191,286	$110,75	$116,228	$115,863	$111,511

Deposits	$159,381	$99,583	$104,523	$105,315	$101,741

Loans and Leases/(Net)	$136,128	$78,740	$84,953	$87,247	$88,420

Stockholders’ Equity	$10,455	$9,295	$8,630	$8,728	$8,267

Note #1. Earnings Per Share

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Vineyard National Bancorp (the “Company”) is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard Bank, a state banking association (the “Bank”). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates six full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline and Blue Jay, in addition to a loan production office in Manhattan Beach. Shares of the Company’s common stock are traded on the NASDAQ SC under the ticker symbol VNBC.

     Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the report amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowance for loan losses and the value of carried securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions of condition.

Results of Operations

     Net income for the period ending December 31, 2001, was $1,156,000, or $0.54 per diluted share, compared with income of $620,000 or $0.33 per diluted share for the same period in 2000. Basic earnings per share were $0.62 for 2001 compared to $.33 in 2000.

     The Company’s net interest income before its provision for credit losses, increased by $1 million or 14% in 2001 as compared with the same period in 2000. Non-interest increased by $600,000 or 38% as compared to the same period in 2000. Total net revenues (net interest income and non-interest income) for the period ending December 31, 2001 increased by $1.7 million or 20% as compared to the same period in 2000.

     Total assets have increased $80.6 million or 73% to $191.3 million at December 31, 2001 over year-end 2000 results. The Company continued to have significant growth in the loan portfolio during 2001, bringing gross loans outstanding to $136.1 million at December 31, 2001 an increase $57.4 million of 73% over year-end 2000’s level of $78.7 million. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits increased to $159.4 million at December 31, 2001, an increase of $59.8 million or 60% over year-end 2000.

     During the year 2001, the national prime rate decreased by 475 basis points, or 50% from its level at year end 2000. Despite this compression on market rates, the lagging factor of repricing the Bank’s time deposits, and the absolute growth in deposits, the Company’s net interest margin decreased a modest 0.9% during the year. The net interest margin at December 31, 2001 was 6.2% as compared with the year-end level of 7.1%

     Total non-interest expenses for 2001 increased by $1.1 or 16% over the same period in 2000. The Company has engaged business development personnel and a cadre of seasoned managers to support the growth. This has, in turn, increased the costs associated with salaries and benefits for the year 2001 by $1 million or 30% as compared with the same period in 2000. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 78% for the year 2001 as compared to 89% for 2000.

     The quality of the Company’s loan portfolio continued to improve and perform well as compared to peer group standards, sustaining only $107,000 in net charge offs or 0.11% of total average loans. The Company’s continued growth of its loan portfolio necessitated an increase to the allowance for loan losses in the amount of $773,000 for the year 2001, compared to $256,000 for the year 2000. The increase in the allowance to 1.05% of gross loans outstanding at December 31, 2001 compares to similar levels recorded at December 31, 2000. At December 31, 2001, the Company reported no non-performing loans or other real estate owned through foreclosure, with a nominal amount of net charge-offs for the year principally associated with consumer credit.

     During 2001, the Company benefited from the release of a valuation reserve associated with a deferred income tax asset which effectively eliminated the income tax liability for the year. (Please see Note #13 of the “Notes to Consolidated Financial Statements”).

     In December 2001, the Company formed a Statutory Trust which issued and sold $12 million in Trust Preferred Securities. The proceeds from the sale of these securities allowed the Company to downstream $8 million to the Bank as additional capital. At year end 2001, the Bank’s equity was $21.7 million and the Company’s equity was $10.4 million. As a result, the Bank is well beyond the required capital levels to be considered “well capitalized”. Pursuant to regulatory guidelines, a bank must have total risk-based capital of 8% or greater and a leverage ratio of 4% or greater. At year end 2001, the Bank’s total risk-based capital and leverage ratios were 16.10% and 12.53% respectively.

Net Interest Income

     The Company’s earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The net interest margin is the net interest income divided by the average interest earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities, (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings, and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate loans (“OREO”)

     Total interest income in 2001 was $11.6 million compared to $9.0 million in 2000. Total interest expense in 2001 was $3.6 million compared to $2.0 million in 2000. Net interest income in 2001 was $8.0 million compared to $7.0 million in 2000. A portion of the difference in interest income and interest expense was due to increases(decreases) in balances, while the remaining portion was due to a change in interest rates.

     Variances in interest income were due $2.3 million to increases in volumes (balances), while $0.3 million was due to changes in rates. Weighted average yield on interest earning assets was 8.9% in 2001 versus 9.2% in 2000. Variances in interest expense were due $1.1 million to increases in volumes (balances), while $0.1 was due to changes in rates. Weighted average rate on interest bearing liabilities was 3.8% in 2001 versus 3.2% in 2000. In the year 2001, approximately 0.6% of the interest expense variance is actually related to newly issued debentures and trust securities. Without that new debt expense, the average rate would have been nearly identical. The net interest margin for 2001 was 6.2% versus 7.1% for 2000.

     The Company manages funding sources with funding uses matching rate sensitive products for better interest rate risk management.

     The deposit portfolio is well blended with 32% non-interest bearing, 32% savings deposits which have traditionally not been vulnerable to rate sensitivity, and 36% in time. Final terms of three years or less are encouraged on all time deposits and as of December 31, 2001, only 3% of time deposits were maturing in more than one year. This will continue to allow the Company to reprice the higher rate time deposits into lower market rates, thereby improving the net interest margin even more.

     Non interest income totaled $2.2 million in 2001 compared to $1.6 million in 2000, comprised primarily of service charges on deposit accounts. Non interest expense totaled $8.3 million in 2001 compared to $7.2 million in 2000, comprised primarily, and representing the full variance, of salaries and benefits. The Company’s growth and business plan required the infusion of new and additional staffing to achieve the goals.

     During the year 20001, the Federal Reserve Board initiated a series of market rate decreases aimed at stimulating the general economy. In total, market rates have been decreased by 475 basis points during this period, which has caused compression on the Company’s net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing principally associated with time certificates of deposit.

     Though the Company is asset-sensitive, its loan portfolio experienced a shift in composition and complexity during the annual period, which helped it weather the effects of the market rate decreases with only a modest net interest margin compression during this period of time. A substantial portion of the Company’s immediately repricable loan portfolio have reached their floor rates during the year. These loans did not continue to adjust downward as the Federal Reserve Board lowered rates. The effect of this also contributed to the minimal compression experienced. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates. Loan fee income represented $1.6 million of the $10 million in loan income, or 16% of total loan related income. Construction loans, real estate loans held for sale and commercial real estate loans, generate the bulk of all loan fee income. The Company continues its loan emphasis in commercial and industrial lines of credit and term loans, while expanding single family residential construction throughout the coastal communities of Los Angeles and Orange County, as well as commercial real estate mortgage products.

     The Company’s net interest margin decreased from 7.1% at year end 2000 to 6.2% at December 31, 2001, which includes the effect of the newly issued Debentures.

     The following table presents the distribution of the Company’s average assets, liabilities, and stockholder’s equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates. Loans include non-accrual loans where non-accrual interest is excluded.

	2001			2000

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$98,872	$10,069	10.2%	$82,436	$8,082	9.8%
Investment securities[3]	17,146	925	5.4%	8,650	495	5.7%
Federal funds sold	13,790	592	4.3%	5,709	365	6.4%
Interest-earning deposits with other financial institutions	99	6	5.9%	209	14	6.7%
FRB & Other Stock	193	10	5.2%	182	9	4.9%

Total Interest-earning Assets	130,100	11,602	8.9%	97,186	8,965	9.2%

Other Assets	16,819			16,714
Less: Allowance for Loan Losses	(999)			(735)

Total Average Assets	$145,920			$113,165

Liabilities and Shareholders’ Equity
Savings deposits	41,504	733	1.8%	37,046	622	1.7%
Time deposits	48,229	2,554	5.3%	27,719	1,426	5.1%
Debentures & Trust Securities	2,614	294	11.2%
Short Term Borrowings	228	5	2.2%	18	1	0.0%

Total Interest-bearing Liabilities	92,575	3,586	3.9%	64,783	2,049	3.2%

Demand deposits	41,020			37,097
Other liabilities	2,419			2,372
Shareholders’ equity	9,906			8,913

Total Average Liabilities
Total Liabilities & Shareholders’ Equity	$145,920			$113,165

Net Interest Spread[1]			5.0%			6.1%

Net Interest Income and Net Interest Margin[2]		$8,016	6.2%		$6,916	7.1%

	1999

	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield

Assets
Loans	$84,781	$8,137	9.6%
Investment securities[3]	9,177	503	5.5%
Federal funds sold	6,278	301	4.8%
Interest-earning deposits with other financial institutions	865	45	5.2%
FRB & Other Stock	177	9	5.1%

Total Interest-earning Assets	101,278	8,995	8.9%

Other Assets	16,888
Less: Allowance for Loan Losses	(676)

Total Average Assets	$117,490

Liabilities and Shareholders’ Equity
Savings deposits	39,173	661	1.7%
Time deposits	33,279	1,543	4.6%
Other	0	0	0.0%

Total Interest-bearing Liabilities	72,452	2,204	3.0%

Demand deposits	34,134
Other liabilities	1,909
Shareholders’ equity	8,995

Total Average Liabilities and Shareholders’ Equity	$117,490

Net Interest Spread[1]			5.8%

Net Interest Income and Net Interest Margin[2]		$6,791	6.7%

[1]	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities

[2]	Net interest margin is computed by dividing net interest income by total average earning assets.

[3]	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

The following table sets forth changes in interest income and interest expense for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The changes due to volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

	2001-2000			2000-1999

(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase/(Decrease) In Interest Income
Loans[1]	$1,647	$339	$1,986	$(248)	$193	$(55)
Investment securities	454	(24)	430	(30)	22	(8)
Deposits	(6)	(2)	(8)	(44)	13	(31)
FRB & Other Stock	1	1	2		0	0
Federal funds sold	222	5	227	(24)	88	64

	2,318	319	2,637	(346)	316	(30)

Increase/(Decrease) In Interest Expense
Savings deposits	70	41	111	(35)	(4)	(39)
Time deposits	1,072	56	1,128	(340)	223	(117)
Short-term borrowings	7	(3)	4	1	—	—
Debentures & Trust Securities	294	0	294	—	—	—

	1,443	94	1,537	(374)	219	(155)

Increase/(Decrease) in Net Interest Income	$875	$225	$1,100	$28	$97	$125

[1]	Does not include interest income which would have been earned on non-accrual loans. The amount that would have been collected on these loans, had they remained current in accordance with their terms was $9,000 in the year 2000 and nothing in 2001 as there were no loans on non-accrual.

Provision for Loan and Lease Losses

During the twelve month period ending December 31, 2001, a provision of $773,000 was made as compared to $256,000 for the same period in 2000. Net loan charge-offs were approximately $107,000 as compared to $236,000 for the same period in 2000.

The Company’s allowance for possible loan losses increased to $1,450,000 or 1.05% of gross loans outstanding, compared with $784,000, or 0.99% at December 31, 2000. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company.

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

Non-Interest Income

The Company’s non-interest income increased by $0.6 million for the period ending December 31, 2001, as compared to 2000. This increase was primarily due to fees associated with mortgage loans originated for sale, and other income associated with Visa check card fees and services charge.

The Company’s efforts to increase its core deposit base during 2001 produced a net increase of $4 million or 11% in demand deposit accounts over the year-end 2000 balances. These types of depository accounts generally are associated with service charges, or in the situation with larger commercial relationships, are placed on account analysis.

Other income consists of service charges and fees on deposit accounts, fee income from various services offered, sales commissions, safe deposit rental, fee income on loans held for sale, gain or loss on the sale of securities, and sundry other income.

Non-Interest Expenses

The Company’s non-interest expenses increased by $1.1 million or 16% to $8.3 million from $7.2 for the same period in 2000. Non-interest expenses, consist primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense.

Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited during the past twelve months, from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans in 2001, while providing for the infrastructure to support longer-term growth. These changes have increased the Company’s expenses associated with salaries and other benefits by $1 million or 30% as compared to the same period in 2000.

Expenses related to furniture and fixtures increased $59,000 or 10% as compared to the same period in 2000. These expenses are primarily attributable to the purchase and maintenance of bank automobiles utilized for a new personalized courier service, which was previously outsourced. Therefore, a similar decrease in other expenses was realized.

Other expenses increased $58,000 or 2% for 2001 as compared to the same period in 2000. The Company has mitigated these increased costs by redeploying resources previously spent in legal, professional and other costs into the areas outlined above, as well as additional expenditures in marketing, product development and advertising.

Income Tax

     A valuation allowance against the deferred tax asset in the amount of $475,000 was established in 1994 as a result of significant losses in 1994, which approximated $1.5 million, this valuation allowance was attributable to likely non-realization of timing differences, associated with the net operating loss generated for income tax purposes.

     The valuation allowance in the amount of $475,000 was established by Company management and maintained intact for the years 1994 through 2000. The Company’s operations during this period were unstable and inconsistent, which led to increased criticism by the Bank’s primary regulatory agency, the Office of the Comptroller of the Currency (the “OCC”). Management’s efforts to implement a business plan that would increase its operating results were also ineffective during this same time period. From year end 1996 through year end 2000, the Bank’s loan portfolio decreased approximately 20%, with a corresponding decrease in the deposit base by approximately 7%.

     Current management developed a three-year strategic plan that was designed to aggressively grow the Bank through internal growth focused on commercial and community-based lending, single-family construction lending, commercial real estate and core deposit growth from the surrounding branching centers. The plan required increased capital to sustain the anticipated growth in earning assets, and significant investments in people and infrastructure to deliver upon this plan. The implementation of the plan began in earnest in early 2001, with the focus on core deposit growth and increased capital. The roll-out of the lending activities began in the early second quarter of 2001. The implementation of the strategic plan, in its first full year, produced the Company’s first significant increases in operations in almost a decade.

     The release of the $475,000 in the income tax valuation allowance was accomplished within the first and second quarters of 2001. After reviewing the operating results of the first quarter, and the initial though modest increases in earning assets and growth, management recorded a partial release of the allowance in the approximate amount of 25% of the $475,000, or an amount that equaled the Company’s tax liability for the same period. After reviewing the performance of the Company within the second quarter, and the significant increases in the loan and deposit portfolios, management of the Company determined that it was now appropriate to fully release the remaining valuation allowance as it had become “more likely than not” that the Company’s performance could be sustained to the level that full recognition would be warranted.

FINANCIAL CONDITION

Assets

     Total consolidated assets increased $80,533,000 or 73% to $191,286,000 as of December 31, 2001 from $110,753,000 as of December 31, 2000.

Investment Securities

     The Company’s investment portfolio consists primarily of U.S. Agencies and Mortgage Backed Securities. As of December 31, 2001, the Company categorized its investment securities as available-for-sale (which requires continual mark to market adjustments to the Company’s capital account, but no impact on the income statement). The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio should be classified as available-for-sale. No securities are classified as held-to-maturity.

     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and securities are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, reported as a separate component of stockholders’ equity.

     As of December 31, 2001, the investment securities consisted of $8.5 million in U.S. Agencies and $22 million in Mortgage Backed Securities (MBS) compared to $5.5 million in U.S. Agencies at December 31, 2000. The securities are classified as available-for-sale and are carried at fair value.

Sources of Funds

Deposits of Vineyard Bank

     Deposits represent the Bank’s primary source of funds. As of December 31, 2001, the Bank had approximately 6071 demand deposit accounts representing aggregate deposits of approximately $49.4 million with an average account balance of $8,137, approximately 2718 accounts representing approximately $40 million in “NOW”, super “NOW” and money market checking accounts with an average account balance of $14,716, approximately 3885 accounts representing approximately $11.2 million in savings deposits with an average account balance of $2,883 and approximately 1869 accounts representing approximately $62.2 million in time deposits (“TCD’s”) with an average account balance of $33,280. Of the total deposits at December 31, 2001, $27.1 million were in the form of TCD’s in denominations greater than $100,000 and $1.6 million were municipal and other governmental deposits.

     The Bank is not dependent on a single customer or a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small-to-moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effects resulting from the loss of a substantial depositor. At December 31, 2001, no individual, corporate or public depositor accounted for more than approximately 1.5% of the Bank’s total deposits, and the five largest deposit accounts collectively represented 5% of total deposits.

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

     The Bank’s Asset-Liability Management Committee (ALCO) manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit ratio was 85% and 80% as of December 31, 2001 and 2000, respectively. The Bank’s policy is to strive for a loan to deposit ratio between 70% and 90%.

     Management believes the level of liquid assets it is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 11.43% of total assets. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with four correspondent banks totaling $4.7 million as well as an Advance Line with the Federal Home Loan Bank allowing the bank to borrow up to 15% of its total assets. This advance line is collateralized by investment securities.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Vineyard Bank intends to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing evenly in order to minimize or eliminate any impact from interest rate changes.

Capital Resources

     Neither the Company nor the Bank has any significant commitments for capital expenditures. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

     The Bank will be categorized as well- capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001
Total capital to risk-weighted assets	$23,020	16.10%	$11,439	8.0%	$14,299	10.0%
Tier 1 capital to risk-weighted assets	21,570	15.08%	5,720	4.0%	8,579	6.0%
Tier 1 capital to average assets	21,570	12.53%	6,887	4.0%	8,608	5.0%
As of December 31, 2000
Total capital to risk-weighted assets	$10,065	11.33%	$7,109	8.0%	$8,886	10.0%
Tier 1 capital to risk-weighted assets	9,281	10.44%	3,554	4.0%	5,331	6.0%
Tier 1 capital to average assets	9,281	8.41%	4,412	4.0%	5,515	5.0%

Economic Concerns

     The Bank concentrates on marketing to, and serving the needs of, small and medium-sized businesses, professionals and individuals located in San Bernardino County and the Western portion of Los Angeles and Orange Counties of Southern California. In February 2001, the Bank opened a loan production office in Manhattan Beach to primarily service the single family residence construction business line.

     The financial condition of the Bank has been, and is expected to continue to be, affected by the overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of non-performing assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank’s assets in future periods and, accordingly, the Company’s financial condition and results of operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2002.

VINEYARD NATIONAL BANCORP

By:	/s/ NORMAN MORALES

Norman Morales, Director and President and Chief Executive Officer

By:	/s/ JILL A. PIERCE

Jill A. Pierce Executive Vice President Director of Finance and Operations

By:	/s/ FRANK S. ALVAREZ

Chairman of the Board of Directors

By:	/s/ CHARLES L. KEAGLE

Director

By:	/s/ JOEL H. RAVITZ

Director

By:	/s/ LESTER STROH, M.D.

Director

VINEYARD NATIONAL BANCORP
AND SUBSIDIARIES

FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORT

DECEMBER 31, 2001, 2000 AND 1999

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES

DECEMBER 31, 2001, 2000 AND 1999

Independent Auditors’ Report

Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiaries as of December 31, 2001 and 2000, the results of their operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Rancho Cucamonga, California
February 1, 2002

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000

Cash and due from banks	$8,429,919	$8,388,298
Federal funds sold	6,280,000	8,405,000

Total Cash and Cash Equivalents	14,709,919	16,793,298

Interest-bearing deposits in other financial institutions	—	198,000
Investment securities
Available-for-sale	30,550,061	5,527,040
Loans, net of unearned income	133,106,733	79,288,364
Loans held for sale	4,471,286	235,300

	137,578,019	79,523,664
Less: Allowance for loan losses	(1,450,057)	(784,092)

	136,127,962	78,739,572
Bank premises and equipment, net	5,387,996	5,482,187
Accrued interest	900,890	570,089
Cash surrender value of life insurance	21,183	2,381,047
Federal Reserve Bank and other stock at cost	176,500	177,200
Other assets	3,411,526	884,624

TOTAL ASSETS	$191,286,037	$110,753,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	45,951,391	36,855,546
Interest-bearing	113,429,649	62,727,564

Total deposits	159,381,040	99,583,110
Federal Home Loan Bank advances	3,000,000	—
Convertible debentures	3,750,000	—
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	12,000,000	—
Accrued interest and other liabilities	2,700,048	1,874,914

TOTAL LIABILITIES	180,831,088	101,458,024

COMMITMENTS AND CONTINGENCIES (Note #14)	—	—
Stockholders’ Equity
Contributed capital
Common stock — no par value, authorized 15,000,000 shares, issued and outstanding 1,876,126 shares in 2001 and 1,864,826 shares in 2000	2,150,621	2,112,243
Additional paid-in capital	3,306,684	3,306,684
Retained earnings	5,032,450	3,876,141
Accumulated other comprehensive income	(34,806)	(35)

TOTAL STOCKHOLDERS’ EQUITY	10,454,949	9,295,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,286,037	$110,753,057

         The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Interest Income
Interest and fees on loans	$10,068,492	$8,083,023	$8,136,750
Interest on Investment Securities — taxable	935,394	504,058	512,169
Interest on deposits in other financial institutions	5,778	13,660	44,739
Interest on Federal funds sold	592,216	364,500	300,845

TOTAL INTEREST INCOME	11,601,880	8,965,241	8,994,503

Interest Expense
Interest on savings deposits	182,162	200,989	192,135
Interest on NOW and money market deposits	550,422	420,189	468,995
Interest on time deposits in denominations of $100,000 or more	997,624	426,463	370,207
Interest on other time deposits	1,556,270	999,331	1,172,368
Interest on convertible debentures	268,709	—	—
Interest on trust preferred securities	26,944	—	—
Interest on Federal funds purchased and other interest	3,814	1,601	329

TOTAL INTEREST EXPENSE	3,585,945	2,048,573	2,204,034

NET INTEREST INCOME	8,015,935	6,916,668	6,790,469

Provision for Loan and Lease Losses	(773,000)	(256,000)	(166,000)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,242,935	6,660,668	6,624,469

Other Income
Fees and service charges	1,581,534	1,456,459	1,531,882
Gain on sale of loans	337,632	106,623	184,999
Net gain / (loss) on sale of investment securities	5,747	—	(108)
Other income	266,245	18,826	186,668

TOTAL OTHER INCOME	2,191,158	1,581,908	1,903,441

Other Expenses
Salaries and employee benefits	4,331,371	3,324,910	3,766,182
Occupancy expense of premises	681,875	622,220	616,437
Furniture and equipment expense	604,455	546,877	606,183
Litigation expense (Note #14)	—	—	920,000
Other expenses	2,677,083	2,679,546	2,655,572

TOTAL OTHER EXPENSES	8,294,784	7,173,553	8,564,374

INCOME/(LOSS) BEFORE INCOME TAXES	1,139,309	1,069,023	(36,464)
INCOME TAX (BENEFIT)/EXPENSE	(17,000)	449,000	(11,600)

NET INCOME/(LOSS)	$1,156,309	$620,023	$(24,864)

EARNINGS/(LOSS) PER SHARE
BASIC	$0.62	$0.33	$(0.01)

DILUTED	$0.54	$0.33	$(0.01)

     The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock					Accumulated
			Additional			Other
	Number of		Paid-in	Comprehensive	Retained	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Earnings	Income	Total

Balance, December 31, 1998	1,862,774	$2,106,258	$3,306,684		$3,280,982	$34,235	$8,728,159
Comprehensive loss
Net loss				$(24,864)	(24,864)		(24,864)
Unrealized security holding losses (net of $52,887 tax)				(73,123)		(73,123)	(73,123)
less reclassification adjustments for losses (net of $45 tax)				63		63	63

Total Comprehensive loss				$(97,924)

Balance, December 31, 1999	1,862,774	2,106,258	3,306,684		3,256,118	(38,825)	8,630,235
Comprehensive income
Stock options exercised	2,052	5,985					5,985
Net income				620,023	620,023		620,023
Unrealized security holding gains (net of $28,025 tax)				38,790		38,790	38,790

Total Comprehensive income				$658,813

Balance, December 31, 2000	1,864,826	2,112,243	3,306,684		3,876,141	(35)	9,295,033
Comprehensive income
Stock options exercised	11,300	38,378					38,378
Net income				1,156,309	1,156,309		1,156,309
Unrealized security holding losses (net of $28,025 tax)				(38,104)		(38,104)	(38,104)
less reclassification adjustments for gains (net of $2,414 tax)				3,333		3,333	3,333

Total Comprehensive income				$1,121,538

Balance, December 31, 2001	1,876,126	$2,150,621	$3,306,684		$5,032,450	$(34,806)	$10,454,949

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Cash Flows from Operating Activities
Interest and fees received	$11,317,071	$8,638,637	$8,332,313
Service fees and other income received	2,185,411	1,594,051	1,897,087
Interest paid	(2,911,916)	(2,001,257)	(2,286,942)
Cash paid to suppliers and employees	(9,020,669)	(7,957,524)	(6,930,145)
Decrease/(increase) in loans held for sale	(4,235,986)	600,023	1,342,369
Income taxes paid	(944,000)	(582,594)	(517,929)

Net Cash (Used In)/Provided By Operating Activities	(3,610,089)	291,336	1,836,753

Cash Flows From Investing Activities
Proceeds from maturities of investment securities, available-for-sale	25,035,000	5,000,000	4,000,000
Proceeds from sales of investment securities, available-for-sale	7,087	—	1,008,492
Purchase of investment securities available-for-sale	(27,997,442)	(1,000,170)	(8,467,993)
Purchase of mortgage-backed securities available-for-sale	(24,569,181)	—	—
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	2,306,506	—	—
Net decrease in deposits in other financial institutions	198,000	297,000	198,000
Purchase of Federal Home Loan Bank stock	(176,500)	—	—
Proceeds from sale of Federal Reserve Bank stock	177,200	—	—
Recoveries on loans previously written off	22,463	130,167	108,877
Net loans made to customers and principal collections of loans	(53,853,051)	5,525,643	1,226,495
Purchase of life insurance policies	(255,584)	—	—
Proceeds from disposal of life insurance policies	2,527,679	—	—
Capital expenditures	(481,775)	—	(274,784)
Proceeds from sale of property, plant and equipment	—	21,025	79,400
Proceeds from sale of OREO	—	218,891	31,102

Net Cash (Used In)/Provided By Investing Activities	(77,059,598)	10,192,556	(2,090,411)

Cash Flows From Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts savings accounts, and money market deposits	24,533,486	(2,024,798)	6,008,535
Net (decrease)/increase in certificates of deposits	35,264,444	(2,915,270)	(6,800,347)
Proceeds from issuance of trust preferred securities	12,000,000	—	—
Proceeds from issuance of convertible debentures	3,750,000	—	—
Net change in Federal Home Loan Bank advances	3,000,000	—	—
Stock options exercised	38,378	5,985	—

Net Cash Provided By/(Used In) Financing Activities	78,586,308	(4,934,083)	(791,812)

Net (Decrease)/Increase in Cash and Cash Equivalents	(2,083,379)	5,549,809	(1,045,470)
Cash and Cash Equivalents, Beginning of year	16,793,298	11,243,489	12,288,959

Cash and Cash Equivalents, End of year	$14,709,919	$16,793,298	$11,243,489

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Reconciliation of Net Income to Net Cash
Net Income/(loss)	$1,156,309	$620,023	$(24,864)

Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities Depreciation	534,223	548,376	581,142
Investment securities accretion/amortization	140,808	(31,758)	(34,818)
Provision for loan and lease losses	773,000	256,000	166,000
Provision for OREO losses	—	31,680	—
(Gain)/loss on sale of equipment	41,743	—	(734)
Decrease in taxes payable	(486,000)	(146,594)	(49,000)
(Increase) / decrease in deferred taxes	(474,945)	13,000	(55,129)
Increase in other assets	(1,560,162)	(244,542)	(866,317)
Decrease/(increase) in loans held for sale	(4,235,986)	600,023	1,342,369
Decrease in unearned loan fees	(94,816)	(297,946)	(550,278)
Decrease/(increase) in interest receivable	(330,801)	3,100	(77,094)
Increase/(decrease) in interest payable	674,029	47,316	(82,908)
Increase in accrued expense and other liabilities	258,256	(1,119,485)	1,494,738
(Gain)/loss on sale of investment securities, net	(5,747)	—	108
(Gain)/loss on sale of OREO	—	12,143	(6,462)

Total Adjustments	(4,766,398)	(328,687)	1,861,617

Net Cash Provided By/(Used In) Operating Activities	$(3,610,089)	$291,336	$1,836,753

Supplementary Information
Change in valuation allowance for investment securities	$(34,771)	$66,815	$(73,060)

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #1 — Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the Company) and Subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Vineyard Bank (the Bank) and Vineyard Statutory Trust I. Intercompany balances and transactions have been eliminated.

Nature of Operations

The Company has been organized as a single reporting segment and operates six branches within San Bernardino and Los Angeles Counties. The Company provides a variety of financial services to individuals and small-to-medium sized businesses and offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Investment Securities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

Loans and Interest on Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

Loans Held for Sale

Mortgage loans held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate market. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in noninterest income.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2001, 2000 and 1999, was approximately $534,000, $548,000, and $581,000, respectively.

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

Accounting for Vineyard Statutory Trust I

Vineyard Statutory Trust I is a statutory business trust created for the exclusive propose of issuing and selling Trust Securities and using the proceeds to acquire the Floating Rate Junior Subordinated Deferrable Interest debentures issued by the Company.

For financial reporting purposes, Vineyard Statutory Trust I is treated as a subsidiary of Vineyard National Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Securities are presented as a separate line item in the consolidated balance sheet under the caption “Company Obligated Floating Rate Junior Subordinated Deferrable Interest Debentures.” For financial reporting purposes, the Company records the dividend distributions payable on the Trust Securities as interest expense in the consolidated statement of income.

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes”.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #20.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to 2001 classifications.

Current Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion (“APB”) Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company’s financial statements. No amortization expense was charged to operations for 2001, 2000, and 1999.

Note #2 — Investment Securities

At December 31, 2001 and 2000, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Agency securities	$8,498,990	$48,311	$—	$8,547,301
Mortgage-backed securities	22,111,081	53,769	(162,090)	22,002,760

Total	$30,610,071	$102,080	$(162,090)	$30,550,061

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000, were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Agency securities	$5,525,762	$706	$(6,414)	$5,520,054
Other	1,340	5,646	—	6,986

Total	$5,527,102	$6,352	$(6,414)	$5,527,040

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #2 — Investment Securities, Continued

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale

	Amortized
	Cost	Fair Value

Due in one year or less	$498,990	$505,625
Due after one year but less than five years	3,000,000	3,005,726
Due after five years but less than 10 years	5,000,000	5,035,950
Mortgage-backed securities	22,111,081	22,002,760

Total Securities	$30,610,071	$30,550,061

Included in shareholders’ equity at December 31, 2001, is $34,806 of net unrealized losses (net of $25,204 estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2001 were $7,087. Gross gains on those sales were $5,747. Included in shareholders’ equity at December 31, 2001 is $34,806 of net unrealized losses (net of $25,204 estimated tax benefit) on investment securities available-for-sale.

There were no investments sold during 2000. Included in shareholders’ equity at December 31, 2000 is $35 of net unrealized losses (net of $27 estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 1999 were $1,008,492. Gross losses on those sales were $108. There were no gains during 1999. Included in shareholders’ equity at December 31, 1999 is $38,825 of net unrealized losses (net of $28,051 estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value and fair value of $5,698,921 and $597,422 at December 31, 2001 and 2000, respectively, were pledged to secure public monies as required by law and Federal Home loan Bank advances.

Note #3 — Loans

All the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which includes the Counties of San Bernardino, Los Angeles, and Orange. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows:

	2001	2000

Commercial, financial and agricultural	$20,219,039	$10,665,007
Real Estate — construction	33,253,950	5,587,730
Real Estate — mortgage
Commercial	52,458,057	40,099,693
Residential	19,063,005	9,337,249
Installment loans to individuals	8,318,168	11,191,920
All other loans (including overdrafts)	184,377	179,903

	133,496,596	79,773,043
Unearned income on installment loans	(117,502)	(190,377)
Deferred loan fees	(272,361)	(294,302)

Loans, Net of Unearned Income	$133,106,733	$79,288,364

Loans held for sale	$4,471,286	$235,300

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #3 — Loans, Continued

The following is a summary of information pertaining to impaired loans. There were no impaired loans as of December 31, 2001.

2000

Impaired loans without a valuation allowance	$227,000
Impaired loans with a valuation allowance	80,000

Total impaired loans	$307,000

Valuation allowance related to impaired loans	$21,000

	Years Ended December 31,

	2001	2000	1999

Average investment in impaired loans	$13,000	$245,000	$164,000
Interest income recognized on impaired loans	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	5,000

No additional funds were committed to be advanced in connection with impaired loans.

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

Nonaccruing loans totaled approximately $-0- and $307,000 at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, all loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $-0-, $9,000, and $23,000 for the years ended 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000, the Company had approximately $-0- and $25,000, respectively, in loans past due 90 days or more in interest or principal and still accruing interest. These loans are well secured and in the process of collection, or are secured by 1-4 single-family residences.

At December 31, 2001, no loans were classified as troubled debt restructurings.

Note #4 — Allowance for Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows:

	2001	2000	1999

Balance, Beginning of year	$784,092	$763,638	$686,016
Recoveries on loans previously charged off	22,463	130,167	108,877
Loans charged off	(129,498)	(365,713)	(197,255)
Provision/(credit) charged to operating expense	773,000	256,000	166,000

Balance, End of year	$1,450,057	$784,092	$763,638

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #5 — Loans to Directors and Officers

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank’s normal lending policies. The outstanding loans to Directors and Officers at December 31, 2001 and 2000, amounted to approximately $862,000 and $1,609,000, respectively. Not included in the balances outstanding at December 31, 2001 and 2000, were undisbursed commitments to lend of approximately $214,000. There were no non-accruing loans to Directors and Officers and loans classified by the Company’s regulatory agency or by the Company in 2001 and 2000.

Deposits from related parties held by the Bank at December 31, 2001 and 2000 amounted to approximately $692,000 and $704,000, respectively.

Note #6 — Premises and Equipment

Major classifications of Company premises and equipment are summarized as follows:

	2001	2000

Building	$3,641,990	$3,641,990
Furniture and equipment	3,434,630	3,083,590
Leasehold improvements	1,338,140	1,284,084

	8,414,760	8,009,664
Less: Accumulated depreciation and amortization	(4,311,764)	(3,812,477)
Land	1,285,000	1,285,000

Total	$5,387,996	$5,482,187

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

Year Ending
December 31,

2002	$187,178
2003	134,908
2004	62,638

Total	$384,724

Total property and equipment expenditures charged to leases for the years ended December 31, 2001, 2000 and 1999, were approximately $144,000, $112,000, and $110,000, respectively.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #7 — Other Real Estate Owned

As discussed in Note #1, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions during 2000 were as follows. There were no Other Real Estate Owned transactions and balances during 2001.

2000

Balance, Beginning of year	$262,714
Sales and other deletions	(231,034)
Valuation adjustments and other	(31,680)

Balance, End of year	$—

The balances are shown net of reserves.

Transactions in the reserve for other real estate owned are summarized for 2000 and 1999:

	2000	1999

Balance, Beginning of year	$35,213	$55,873
Provision charged to other expense	31,680	—
Charge-offs and other reductions	(66,893)	(20,660)

Balance, End of year	$—	$35,213

Note #8 — Time Deposit Liabilities

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2001 and 2000 was $27,092,538 and $6,526,308, respectively. At December 31, 2001, the scheduled maturities of time certificates of deposit are as follows:

2002	$57,083,742
2003	5,102,520

$62,186,262

Note #9 — Federal Home Loan Bank (FHLB) Advances and Other Borrowings

The Bank has borrowing lines with four correspondent banks totaling $4.7 million and another line at the Federal Home Loan Bank totaling $28 million as of year-end.

Pursuant to collateral agreements with FHLB, advances are secured by all capital stock in FHLB and certain investment securities. FHLB advances of $3,000,000 at December 31, 2001 mature on January 2, 2002 and bears interest at 1.51%.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #10 — Trust Preferred Securities

On December 18, 2001, Vineyard Statutory Trust I, a wholly owned subsidiary of Vineyard National Bancorp, issued $12,000,000 of Floating Rate Trust Securities. The trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Vineyard National Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Securities. Vineyard National Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the trust to the holders of the Trust Securities. Vineyard National Bancorp has guaranteed, on a subordinated basis, payment of the Trust’s obligation. Vineyard National Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 18, 2031 but can be called at any time commencing in 2006 at par.

Note #11 — Convertible Debentures

On April 30, 2001, the Company issued $3,750,000 in 10% convertible debentures. The debentures are convertible into shares of the Company’s common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures may be redeemed at the Company’s option, in whole or in part at any time after July 1, 2003. Unless redeemed or converted, the debentures are due June 30, 2008. Interest on the debentures is due quarterly at an annual rate of 10%. Total interest expense recorded for 2001 was $268,709.

Note #12 — Acquisition of Assets and Liabilities

During December 2001, the Bank acquired certain assets and liabilities of one branch of Pacific Business Bank. Total assets acquired were $8,874,205, which consisted of $17,430 in leasehold improvements and other fixed assets, $34,982 in other assets and $8,821,804 in cash. In addition, the Bank also assumed $8,874,205 of deposits. No premium was paid in connection with the purchase.

Note #13 — Income Taxes

	Year Ending December 31,

	2001	2000	1999

Tax provision (credit) applicable to income before income taxes	$(17,000)	$449,000	$(11,600)

Federal Income Tax
Current	709,000	298,900	421,600
Deferred (credit)	(402,000)	2,100	(433,200)

Total Federal Income Tax	307,000	301,000	(11,600)

State Franchise Tax
Current	259,000	107,200	144,200
Deferred (credit)	(108,000)	40,800	(144,200)

Total State Franchise Tax	151,000	148,000	—

Change in valuation allowance	(475,000)	—	—

Total Income Taxes	$(17,000)	$449,000	$(11,600)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #13 — Income Taxes, Continued

As a result of the following items, the total income tax expense/(credit) for 2001, 2000 and 1999, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:

	2001		2000		1999

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal rate	$387,365	34.0	$363,468	34.0	$(12,398)	(34.0)
Changes due to State income tax, net of Federal tax benefit	80,891	7.1	75,901	7.1	(2,609)	(7.1)
Change in valuation allowance	(475,000)	(41.7)	—	—	—	—
Other	(10,256)	(0.9)	9,631	0.9	3,407	9.3

Total	$(17,000)	(1.5)	$449,000	42.0	$(11,600)	(31.8)

The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences.

	2001	2000

Deferred Tax Assets
Reserve for loan losses	$460,000	$195,000
Deferred compensation	310,000	275,000
Deferred fees	136,000	121,000
Non-deductible reserves	419,000	374,000
Other assets	88,000	26,000
Other Unrealized Loss on Securities	25,000	—

	1,438,000	991,000
Less: Valuation allowance [1]	—	(475,000)

	1,438,000	516,000
Deferred Tax Liabilities Fixed assets	(25,000)	(113,000)

Net Deferred Tax Assets	$1,413,000	$403,000

[1] The valuation allowance is management’s estimate of amounts more likely than not of being realized due to uncertainty regarding future income based on prior results. The allowance was largely attributable to unused losses previously incurred and overall limitations on other deferred tax assets. The allowance was eliminated during 2001 because, in management’s judgment, the deferred tax assets would more likely than not be realized in future years.

Note #14 — Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2001 and 2000, the Company had commitments to extend credit of approximately $39,582,000 and $9,112,000 and obligations under standby letters of credit of approximately $172,000 and $151,000.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #14 — Commitments and Contingencies, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

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

The Company is involved in various other litigation. In the opinion of Management and the Company’s legal council, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

Note #15 — Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #15 — Regulatory Matters, Continued

Although, as of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action; the Bank will be categorized as well capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank’s actual regulatory capital amounts and ratios (dollar amounts in thousands):

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001
Total capital to risk-weighted assets:
Bank	$23,020	16.10%	$11,439	8.0%	$14,299	10.0%
Consolidated	$11,760	8.17%	$11,521	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets:
Bank	$21,570	15.08%	$5,720	4.0%	$8,579	6.0%
Consolidated	$10,310	7.16%	$5,761	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$21,570	12.53%	$6,887	4.0%	$8,608	5.0%
Consolidated	$10,310	5.99%	$6,887	4.0%	N/A	N/A
As of December 31, 2000
Total capital to risk-weighted assets:*	$10,065	11.33%	$7,109	8.0%	$8,886	10.0%
Tier 1 capital to risk-weighted assets:*	$9,281	10.44%	$3,554	4.0%	$5,331	6.0%
Tier 1 capital to average assets:*	$9,281	8.41%	$4,412	4.0%	$5,515	5.0%

*	At December 31, 2000, the Company’s capital ratios were substantially the same as the Bank.

Note #16 — Deferred Compensation Plan

The Company has a Nonqualifed Deferred Compensation Plan for certain key management personnel (participants) whereby they may defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants always have a fully vested right to benefits attributable to deferrals and company contributions made under the plan. The Company may make matching contributions of officers’ deferrals up to a maximum of 2.5% to 10% of participants’ deferrals to a maximum of 10% of before-tax compensation. The Company’s contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. The deferred compensation expense was $39,739, $11,488, and $23,787 for the years ended December 31, 2001, 2000 and 1999, respectively.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #17 — Defined Contribution Plan

The Company has a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $10,500 annually. The Company’s contribution to the plan is based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation. The Company’s matching contribution becomes vested immediately. The expense was $35,909, $12,420, and $16,121 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note #18 — Directors’ Deferred Compensation Plan

The Bank adopted a Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 1998, which provides retirement benefits to one or more Directors of the Bank. The benefits to be paid were based upon the individual director’s years of service to the Bank and decision to defer director fees for the respective years of participation. During 2001 and 2000, approximately $58,000 and $42,000, respectively; were expensed for this plan. This plan was terminated during 2001.

The Company adopted a new Directors’ Deferred Compensation Plan effective January 1, 2001. The plan allows directors to defer board of directors’ fees and interest at a rate equal to national bank prime (at the first day of each year) plus 2% fixed for the term of the calendar year which will then provide for retirement benefits to be paid upon retirement, resignation, death, disability or as provided and elected in the directors’ deferral agreement. The company is under no obligation to make matching contributions to the plan. During 2001, approximately $102,000 inclusive of deferred board fees and interest was expensed for this plan.

Note #19 — Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2001 and 2000, approximately $43,000 and $244,000, respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years commencing in the year 2003.

Note #20 — Stock Option Plan

At December 31, 2001, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2001	2000	1999

Net income/(loss)	As reported	$1,156,309	$620,023	$(24,864)
	Pro forma	$1,074,715	$618,042	$(30,895)
Earnings/(loss) per share	As reported	$0.62	$0.33	$(0.01)
	Pro forma	$0.58	$0.33	$(0.02)
Earnings/(loss) per share —	As reported	$0.54	$0.33	$(0.01)
assuming dilution	Pro forma	$0.44	$0.33	$(0.02)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #20 — Stock Option Plan, Continued

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 126,000 shares (after giving retroactive effect for stock splits). The plan provides that options of the Company’s unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1996, the Board of Directors of Vineyard National Bancorp elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan. The new Plan authorizes an additional 200,000 shares of the Bancorp’s authorized but unissued common stock to be combined with the 53,316 shares which remain under the 1987 Plan for a total of 253,316 shares. Directors of the Bancorp are eligible to participate under the new Plan. Options vest at a rate determined by the Board of Directors. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2001, 2000 and 1999, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 5.13%, 5.26%, and 6.56%, dividend yield of -0-% for all years; volatility of 36%, 33%, and 30%, expected life of 8 years for 2001, 10 years for 2000, and 7 years for 1999.

A summary of the status of the Company’s incentive stock option plan as of December 31, 2001, 2000 and 1999, respectively, and changes during the years ending on those dates is presented below:

	2001			2000

	Number of Shares			Number of Shares
			Weighted-			Weighted-
	Available		Average	Available		Average
	For		Exercise	For		Exercise
	Granting	Outstanding	Price	Granting	Outstanding	Price

Outstanding at beginning of year	181,100	143,300	$4.39	116,128	210,324	$5.25
Exercised	—	(11,300)	$3.93	—	(2,052)	$2.92
Cancelled	26,000	(26,000)	$3.40	256,472	(256,472)	$5.17
Granted	(141,000)	141,000	$4.92	(191,500)	191,500	$4.47

Outstanding at end of year	66,100	247,000	$4.12	181,100	143,300	$4.39

Options exercisable at year-end		81,166			10,666
Weighted-average fair value of Options granted during the year		$2.03			$2.49

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #20 — Stock Option Plan, Continued

	1999

	Number of Shares
			Weighted-
	Available		Average
	For		Exercise
	Granting	Outstanding	Price

Outstanding at beginning of year	152,188	174,264	$5.23
Exercised
Cancelled	8,940	(8,940)	$5.51
Granted	(45,000)	45,000	$5.75

Outstanding at end of year	116,128	210,324	$5.25

Options exercisable at year-end		84,824
Weighted-average fair value of Options granted during the year		$2.13

The following table summarizes information about incentive stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$3.00 - $4.00	215,000	9.00	$3.91	75,000	$4.00
$5.00 - $7.00	32,000	8.02	$5.53	6,166	$5.92

	247,000	8.87	$4.12	81,166	$4.15

Note #21 — Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of financial institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings. At December 31, 2001, the maximum combined amount of funds available from these two sources amounted to approximately $6,306,000 or 29% of the Bank’s stockholders equity.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #22 — Other Expenses

The following is a breakdown of expenses for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Other Expenses
Data processing	$686,383	$617,658	$668,228
Marketing expenses	419,108	207,601	252,808
Professional expenses	378,805	797,336	687,931
Office supplies, postage and telephone	469,163	361,177	319,614
Insurance and assessment expense	196,487	139,310	160,149
Administrative expense	220,229	381,291	315,354
Other	306,908	175,173	251,488

Total	$2,677,083	$2,679,546	$2,655,572

Note #23 — Income/(Loss) Per Common and Common Equivalent Share

The following is a reconciliation of net income/(loss) and shares outstanding to the income/(loss) and number of shares used to compute EPS:

	2001		2000		1999

	Income	Shares	Income	Shares	Loss	Shares

Net income/(loss) as reported	$1,156,309		$620,023		$(24,864)
Shares outstanding at year-end		1,876,126		1,864,826		1,862,776
Impact of weighting shares purchased during the year		(7,869)		(656)		—

Used in Basic EPS	1,156,309	1,868,257	620,023	1,864,170	(24,864)	1,862,776
Dilutive effect of outstanding stock options		49,485		1,264		125,840
Dilutive effect of convertible debentures	155,851	503,425	—	—	—	—

Used in Diluted EPS	$1,312,160	2,421,167	$620,023	1,865,434	$(24,864)	1,988,616

Note #24 — Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #24 — Fair Value of Financial Instruments, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2001. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2001		December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$14,709,919	$14,709,919	$16,793,298	$16,793,298
Interest-bearing deposits in other financial institutions	—	—	198,000	198,000
Investment securities	30,550,061	30,550,061	5,527,040	5,527,040
Loans receivable held for investment	131,656,676	134,141,289	78,504,272	78,253,098
Loans held for sale	4,471,286	4,471,286	235,300	235,300
Accrued interest receivable	900,890	900,890	570,089	570,089
Liabilities
Non-interest bearing deposits	45,951,391	45,951,391	36,855,546	36,855,546
Interest bearing deposits	113,429,649	113,803,098	62,727,564	62,728,346
Accrued interest payable	971,571	971,571	323,676	323,676

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume

Off-Balance Sheet Instruments
Commitments to extend credit and standby letters of credit	$39,754,000	$397,540	$9,263,000	$92,630

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

•	Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values due to the short-term nature of the assets.

•	Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions mature within ninety days from the date of deposit and, therefore, the carrying amounts approximate those assets’ fair values.

•	Investment Securities

Fair values are based upon quoted market prices, where available.

•	Loans

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

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #24 — Fair Value of Financial Instruments, Continued

•	Loans Held for Sale

Loans held for sale are recorded at the lower of cost or estimated fair value and, therefore, the carrying amount approximates fair value.

•	Deposits

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

•	Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #25 — Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Balance Sheets

	2001	2000	1999

Assets
Cash in Vineyard Bank	$3,495,844	$14,128	$7,811
Investment in Vineyard Bank	21,715,344	9,281,038	8,623,041
Investment in Vineyard Statutory Trust I	372,810	—	—
Prepaid expenses	671,528	—	269
Other assets	348,500	—	—

Total Assets	$26,604,026	$9,295,166	$8,631,121

Liabilities
Accrued interest and other liabilities	27,077	133	886
Convertible debentures payable	3,750,000	—	—
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	12,372,000	—	—

Total Liabilities	16,149,077	133	886

Stockholders’ Equity
Common stock	2,150,621	2,112,243	2,106,258
Additional paid-in capital	3,306,684	3,306,684	3,306,684
Retained earnings	4,997,644	3,876,106	3,217,293

Total Stockholders’ Equity	10,454,949	9,295,033	8,630,235

Total Liabilities and Stockholders’ Equity	$26,604,026	$9,295,166	$8,631,121

Statements of Income
Income
Interest	$140	$998	$950
Other income	250,000	618	—

Total Income	250,140	1,616	950

Expenses
Interest on convertible debentures	268,709	—	—
Interest on Trust Preferred Securities Payable	26,944	—	—
Salaries and benefits	42,036	—	—
Other	280,030	—	—
Allocated tax benefit / income taxes	(154,000)	800	800

Total Expenses	463,719	800	800

Income / (Loss) Before Equity In Undistributed Income of Subsidiaries	(213,579)	816	150

Equity in Undistributed Income of Subsidiaries	1,369,888	619,207	(25,014)

Net Income / (Loss)	$1,156,309	$620,023	$(24,864)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

Note #25 — Condensed Financial Information of Vineyard National Bancorp (Parent Company), Continued

	2001	2000	1999

Increase in Cash
Cash Flows From Operating Activities
Interest received	$140	$198	$950
Other income received	—	134	—
Interest paid	(268,709)	—	—
Cash paid to suppliers and employees	(938,093)	—	—
Income taxes paid	—	—	(800)

Net Cash Provided By / (Used In) Operating Activities	(1,206,662)	332	150

Cash Flows From Investing Activities
Investment in Subsidiaries	(11,622,000)	—	—
Dividends received from subsidiary	150,000	—	—

Net Cash Used In Investing Activities	(11,472,000)	—	—

Cash Flows From Financing Activities
Proceeds from issuance of trust preferred securities	12,372,000	—	—
Proceeds from issuance of convertible debentures	3,750,000	—	—
Stock options exercised	38,378	5,985	—

Net Cash Provided By Financing Activities	16,160,378	5,985	—

Net Increase in Cash and Cash Equivalents	3,481,716	6,317	150
Cash, Beginning of year	14,128	7,811	7,661

Cash, End of year	$3,495,844	$14,128	$7,811

Reconciliation of Net Income to Net Cash Provided by / (Used In) Operating Activities
Net Income / (loss)	1,156,309	620,023	(24,864)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities			0
Increase / decrease in other assets	(1,020,028)	269	220
Undistributed (earnings) / loss of subsidiaries	(1,369,888)	(619,207)	25,014
Increase / (decrease) in other liabilities	26,944	(753)	(220)

Net Cash Provided By / (Used In) Operating Activities	$(1,206,663)	$332	$150