Form 10-Q
period 2002-03-31
VINEYARD NATIONAL BANCORP
filed 2002-05-15
CIK 840256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            ------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of the issuer's classes of common stock on the latest practicable date: 1,905,792 shares of common stock as of April 30, 2002.

                            VINEYARD NATIONAL BANCORP

                                 FORM 10-Q INDEX
                 FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001,
                              AND DECEMBER 31, 2001


                         PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Statements of Financial Condition
        at March 31, 2002 and December 31, 2001 ....................................................        3

        Consolidated Statements of Income
        for the Three Months Ended March 31, 2002 and 2001 .........................................        4

        Consolidated Statement of Changes in Stockholders' Equity
        for the Three Months Ended March 31, 2002 and 2001 .........................................        5

        Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 2002 and 2001 .........................................        6

        Notes to Consolidated Financial Statements .................................................        8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......       10

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk ..................................       19


                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings ..........................................................................       20

ITEM 2. Changes in Securities ......................................................................       20

ITEM 3. Defaults upon Senior Securities ............................................................       20

ITEM 4. Submission of Matters to a Vote of Security Holders ........................................       20

ITEM 5. Other Information ..........................................................................       20

ITEM 6. Exhibits and Reports on Form 8-K ...........................................................       20

Signatures .........................................................................................       21

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

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                            VINEYARD NATIONAL BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Unaudited except for December 31, 2001)

                                                                                Dollars in Thousands

                                                                              March 31,      December 31,
                                                                                2002             2001
                                                                              ---------      ------------
                                    ASSETS
ASSETS
Cash and due from banks                                                       $   9,817        $   8,430
Federal funds sold                                                                                 6,280
                                                                              ---------        ---------
                 Total Cash and Cash Equivalent                                   9,817           14,710
                                                                              ---------        ---------
Investment securities
    Available-for-sale                                                           49,978           30,550
Loans,net of unearned income                                                    152,579          133,107
Loans held for sale                                                                 741            4,471
      Less:  Reserve for possible loan losses                                    (1,637)          (1,450)
                                                                              ---------        ---------
                                                                                151,683          136,128
Bank premises and equipment                                                       5,516            5,388
Accrued interest                                                                    933              900
Other real estate owned
Federal Home Loan Bank and other stock at cost                                      795              177
Other assets                                                                      3,547            3,433
                                                                              ---------        ---------
                 Total Assets                                                 $ 222,269        $ 191,286
                                                                              =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
      Demand deposits                                                         $  50,494        $  45,951
      Savings and NOW deposits                                                   31,987           31,277
      Money market deposits                                                      33,125           19,949
      Time deposits in denomination of $100,000 or more                          27,817           27,093
      Other time deposits                                                        34,296           35,111
                                                                              ---------        ---------
Total Deposits                                                                  177,719          159,381

Federal Home Loan Bank advances                                                  15,500            3,000
Company obligated preferred securities of subsidiary trust holding
floating rate junior subordinated deferrable interest debentures                 12,000           12,000
Convertible debenture                                                             3,650            3,750
Accrued employee salary and benefits                                              1,262            1,252
Accrued interest and other liabilities                                            1,361            1,448
                                                                              ---------        ---------
                 Total Liabilities                                              211,492          180,831
Stockholders' Equity
    Contributed capital
        Common stock-authorized 15,000,000 shares' no par
         value; issued and outstanding 1,905,792 and 1,864,826 in 2002
         and 2001 respectively                                                    2,291            2,151
     Additional paid-in surplus                                                   3,307            3,307
     Retained earnings                                                            5,386            5,032
     Accumulated other comprehensive income                                        (207)             (35)
                                                                              ---------        ---------
                 Total Stockholders' Equity                                      10,777           10,455
                                                                              ---------        ---------
                 Total Liabilities and Stockholders' Equity                   $ 222,269        $ 191,286
                                                                              =========        =========



See accompanying notes to financial statements

                            VINEYARD NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                         Dollars in Thousands

                                                                       March 31,      March 31,
                                                                         2002           2001
                                                                       ---------      ---------
INTEREST INCOME
   Interest and fees on loans                                           $ 3,310        $ 2,030
   Interest on investment securities
      Obligations of U.S. government agencies and corporations              450             72
   Interest on other securities                                               2              2
   Interest on deposits                                                       0              3
   Interest on Federal funds sold                                            10            228
                                                                        -------        -------
                  Total Interest Income                                   3,772          2,335
                                                                        -------        -------
INTEREST EXPENSE
   Interest on savings deposits                                              35             46
   Interest on NOW and money market deposits                                176            112
   Interest on time deposits in denominations of $100,000 or more           299            156
   Interest on other time deposits                                          323            347
   Interest on borrowed funds                                               318              0
                                                                        -------        -------
                  Total Interest Expense                                  1,151            661
                                                                        -------        -------
                  Net Interest Income                                     2,621          1,674
PROVISION FOR LOAN AND LEASE LOSSES                                        (200)             0
                                                                        -------        -------
                  Net Interest Income After Provision
                   for Loan and Lease Losses                              2,421          1,674
                                                                        -------        -------
OTHER INCOME
    Fees and service charges                                                387            378
    Other income                                                            141             58
                                                                        -------        -------
                  Total Other Income                                        528            436
                                                                        -------        -------
OTHER EXPENSE
     Salaries and employee benefits                                       1,321            955
     Occupancy expense of premises                                          192            144
     Furniture and equipment expenses                                       148            138
     Other expense                                                          708            608
                                                                        -------        -------
                                                                          2,369          1,845
                                                                        -------        -------
Income Before Income Taxes                                                  580            265
Income Tax                                                                 (226)             0
                                                                        -------        -------
Net Income                                                              $   354        $   265
                                                                        =======        =======

Basic Earnings Per Share                                                $  0.19        $  0.14
                                                                        =======        =======

Diluted Earnings Per Share                                              $  0.15        $  0.14
                                                                        =======        =======



See accompanying notes to financial statements

                            VINEYARD NATIONAL BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                           Dollars in Thousands

                                                                                                      Accumulated
                                             Number of                     Additional                     Other
                                               Shares         Common        Paid-in       Retained    Comprehensive
                                            Outstanding       Stock         Capital       Earnings        Income          Total
                                            ------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2001                       1,864,826       $2,112         $3,307        $3,876                        $9,295
 Stock options exercised
Net income                                                                                    266                           266
Unrealized security holding gains
         (net of $11,648 tax)                                                                                   16           16
                                                                                                                   -------------
Total other comprehensive income                                                                                             16

Total comprehensive income                                                                                                  282
BALANCE, MARCH 31, 2001                       1,864,826       $2,112         $3,307        $4,142              $16       $9,577
                                            ====================================================================================


                                                                                                       Accumulated
                                             Number of                    Additional                      Other
                                              Shares         Common        Paid-in       Retained      Comprehensive
                                            Outstanding       Stock        Capital        Earnings        Income          Total
                                            ------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2002                       1,876,126       $2,151                                         $(35)      $10,455
                                                                             $3,307        $5,032
Stock options exercised                           9,666           40                                                         40
Convertible debenture option                     20,000          100                                                        100
Net Income                                                                                    354                           354
Unrealized security holding gains                                                                            (217)
         (net of $156,820 tax)
less reclassification adjustment for gains                                                                      45        (172)
                                                                                                                   -------------
         (net of $32,459 tax)
Total other comprehensive income                                                                                          (172)

Total comprehensive income                                                                                                  182
BALANCE, MARCH 31, 2002                       1,905,792       $2,291         $3,307        $5,386           $(207)      $10,777
                                             ===================================================================================



See accompanying notes to financial statements

                            VINEYARD NATIONAL BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                               March 31,       March 31,
                                                                 2002            2001
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received                                   $  3,945        $  2,329
  Service fees and other income received                            450             436
  Interest paid                                                  (1,414)           (517)
  Cash paid to suppliers and employees                           (2,204)         (1,893)
  Increase/(Decrease) in loans held for sale                      3,730
  Income taxes paid                                                 (46)
                                                               --------        --------
           Net Cash Provided By Operating Activities              4,461             355
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities                    6,373
  available-for-sale
  Proceeds from maturities of investment securities               3,000           3,000
  available-for-sale
  Proceeds from principal reductions MBS securities               2,286
  Purchase of investment securities available-for-sale          (31,450)         (6,000)
  Purchase of Federal Home Loan Bank Stock                         (619)
  Recoveries on loans previously written off                         68               6
  Net loans made to customers and principal
  collection of loans                                           (19,613)         (1,417)
  Capital expenditures                                             (277)           (218)
                                                               --------        --------
           Net Cash Used In Investing Activities                (40,232)         (4,629)
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, savings accounts, and money market
    deposits                                                     18,428           3,322
  Net increase/(decrease) in certificates of deposits               (90)         13,206
  Net change in Federal Home Loan Bank Advances                  12,500
  Stock options exercised                                            40
                                                               --------        --------
           Net Cash Provided By Financing Activities           $ 30,879        $ 16,528
                                                               --------        --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (4,893)         12,254

CASH AND CASH EQUIVALENTS, Beginning of year                   $ 14,710        $ 16,793
                                                               --------        --------

CASH AND CASH EQUIVALENTS, End of quarter                      $  9,817        $ 29,047
                                                               ========        ========



See accompanying notes to financial statements

                            VINEYARD NATIONAL BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


RECONCILIATION OF NET INCOME TO                            March 31,      March 31,
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2002           2001
                                                           ---------      ---------
Net Income                                                 $   354        $   265
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities
   Depreciation and amortization                               293            124
   Provision for probable credit losses                        200
   Increase in deferred taxes                                                (124)
   Increase in taxes payable                                   180            124
   (Increase)/decrease in other assets                         168           (222)
   Gain on sale investment securities                          (77)
   Decrease in loans held for sale                           3,730
   Increase/(decrease) in unearned loan fees                    61            (25)
   Decrease/(increase) in interest receivable                  (32)            23
   Increase/(decrease) in interest payable                    (264)           144
   Increase/(decrease) in accrued expense and
     other liabilities                                        (152)            46
                                                           -------        -------
                       Total Adjustment                      4,107             90
                                                           -------        -------
           Net Cash Provided By Operating Activities       $ 4,461        $   355
                                                           =======        =======


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.



See accompanying notes to financial statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133". This statement establishes the effective date of SFAS 133 for year ends beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.

NOTE 2 -- PARENT COMPANY ITEMS

During the second quarter ended June 30, 2001, the Company issued $3.75 million of Convertible Subordinated Debentures (the "Debentures") in a private placement offering. The majority of the net proceeds were contributed into the Bank as additional capital to support its growth. The Debentures are due June 30, 2008, carry an interest coupon of 10% per annum, and may be converted into common stock at any time prior to maturity or redemption at a price of $5.00 per share. The Debentures are redeemable at the option of the Company beginning July 1, 2003, in whole or in part, based on pre-determined redemption prices and contingent on satisfaction of certain market price conditions. The private placement offering was marketed to institutional and accredited investors, with a minimum principal amount of $3 million to become effective.

With the issuance of the Debentures and with their convertibility feature, the Company's Diluted Earnings Per Share ("EPS") calculations now contain a measurable difference as discussed in Note 3 below. The Debentures were registered on March 13, 2002 and trades under CUSIP number 927427 AA 2.

On December 18, 2001, Vineyard Statutory Trust I, a wholly owned subsidiary of Vineyard National Bancorp, issued $12.0 million of Floating Rate Trust Securities. The trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Vineyard National Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Securities. Vineyard National Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the trust to the holders of the Trust Securities. Vineyard National Bancorp has guaranteed, on a subordinated basis, payment of the Trust's obligation. Vineyard National Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 18, 2031 but can be called at any time commencing in 2006 at par. The subordinated debentures have a variable interest rate which accrues and is payable on a quarterly basis.

The net proceeds to the statutory trust from the sale of the trust preferred securities was approximately $11.6 million after deducting offering expenses. The statutory trust subsequently invested all of the proceeds from the sale of the trust preferred securities in subordinated debentures issued by the Company. The Company infused approximately $8.0 million of the net proceeds from the sale of the subordinated debentures into Vineyard Bank to fund its operations. The remainder of the net proceeds from the sale of the subordinated debentures may be used primarily to infuse additional capital into Vineyard Bank to fund its operations and maintain its status as "well capitalized", for general corporate purposes, acquisitions or investments.

The trustee of the statutory trust is State Street Bank & Trust Co.

NOTE 3 -- EARNINGS PER SHARE AND BOOK VALUE

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

The following table sets for the Company's earnings per share calculations for the three month periods ended March 31, 2002 and 2001. In the following table,
(1) "Debentures" refer to the amount of possible shares that can be issued from the conversion of the Debentures, and (2) "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

                                           Three Months Ended March 31
                                           2002                   2001
                                        ----------            -------------
Average shares outstanding
  Basic                                  1,905,792                1,864,826
  Debentures                               730,000                       --
  Dilutive Effect of Options               102,828                       --
                                        ----------            -------------
                                         2,738,620                1,864,826
                                        ==========            =============

Net Income                              $  354,000            $     265,000

Basic earnings per share                $     0.19            $        0.14
Diluted earnings per share              $     0.15            $        0.14


                                         March 31,           December 31,
                                           2002                  2001
                                         ---------           ------------
Period-end shares outstanding
  Basic                                  1,905,792            1,876,126
  Debentures                               730,000              503,425
  Options                                  102,828               49,485
                                         ---------            ---------
                                         2,738,620            2,429,036
                                         =========            =========

Basic book value                         $    5.66            $    5.57
Diluted book value                       $    5.45            $    5.33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vineyard National Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard Bank, a state banking association (the "Bank"). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates six full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline, Blue Jay, and La Verne, in addition to a loan production office in Manhattan Beach. Shares of the Company's common stock are traded on the NASDAQ SC under the ticker symbol VNBC.


RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2002, was $354,000, or $0.15 per diluted share, compared with income of $265,000 or $0.14 per diluted share for the three months ended March 31, 2001. The net earnings for the first quarter of 2002 under-states the improvement in operating performance over the same period in 2001. Operating income before loan loss provisions and income taxes in the first quarter of 2002 was $780,000 as compared to $265,000 for the first quarter of 2001, or an improvement of 194%. Net earnings for the first quarter of 2002 produced a return on average equity of 13.4%

The Company's net interest income before its provision for credit losses increased by $948,000 or 57% during the three months ended March 31, 2002 as compared with the same period in 2001. Other operating income for the first quarter of 2002 increased by $92,000 or 21% as compared to the same period in 2001. Total net revenues (net interest income and noninterest income) for the first quarter 2002 increased by $1,040,000 or 49% as compared to the same period in 2001.

Total assets have increased by $31.0 million or 16% to $222.3 million at March 31, 2002 over year-end 2001 results. The Company's growth in its loan portfolio produced an increase of $15.7 million or 11% for the first quarter 2002, bringing gross loans outstanding to $153.3 million at March 31, 2002 as compared to the prior year end 2001's level of $137.6 million.

The Company augmented its liquidity position by increasing its investment portfolio by $19.4 million during the first quarter 2002. These liquid assets are further available to support the Company's lending initiatives. Total deposits increased by $18.3 million or 12%, to $177.7 million at March 31, 2002, compared to year-end 2001's level of $159.4 million.

The first quarter 2002 marks the fifth consecutive period under the Company's new Strategic Plan of significant improvements in growth and operations. The Company has grown by approximately 100% in assets, 95% in loans and 80% in deposits during this period. Vineyard Bank's capital position of more than $22 million is the strongest ever, with capital ratios far in excess of regulatory minimums to be considered "well capitalized".

During the first quarter 2002, the Company augmented its business development efforts by bringing on additional seasoned relationship managers in single family residential construction lending and equipment finance. Core deposit growth is focused on community-based relationships and local branding of the Vineyard Bank name.

Total operating expenses for the three months ended March 31, 2002 increased by $525,000 or 28% over the same period in 2001. The increases were principally centered in personnel and marketing costs. Salaries and benefits represent the largest category, representing $1.3 million in expenses as compared to total operating expenses of $2.4 million or 56% of the total amount, for the first quarter of 2002. The Company's efficiency ratio, which measures the relationship of total operating expenses and total operating income, was 75% for the three months ended March 31, 2002 as compared with 87% for the same period in 2001.

The Company's continued growth of its loan portfolio necessitated an increase to the allowance for loan losses in the amount of $200,000 for the first quarter of 2002, compared to no provision in the same period of 2001. This increased the allowance for possible loan losses to $1.64 million or 1.07% of gross loans outstanding at March 31, 2002. Asset quality remains strong, with the Company reporting no non-performing loans or other real estate owned through foreclosure at March 31, 2002. Net charge-offs for the first quarter 2002 were negligible.

The Company recorded a normalized income tax provision of $226,000 for the three months ended March 31, 2002, as compared with no income tax provision for the same period in 2001. During the first six months of 2001, the Company benefited from the release of a valuation reserve associated with a previously established deferred income tax asset. The impact of this benefit effectively neutralized the current tax liability for all of 2001.

The Bank continues to be "well-capitalized" pursuant to the guidelines established by regulatory agencies. To be considered "well-capitalized" an institution must have total risk-based capital of 10% or greater, and a leverage ratio of 5% or greater. The Bank's total risk-based and leverage capital ratios were 14.7% and 10.8% at March 31, 2002, respectively.


NET INTEREST INCOME

The operations of the Company are substantially dependent on its net interest income, which is the difference between interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing the repricing or maturity of the Company's adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's non-interest-earning assets, including nonaccrual loans and other real estate owned ("OREO").

Though the Company is asset-sensitive, its loan portfolio is sufficiently blended in composition and complexity to weather the effects of the market rate decreases experienced over the past fifteen months, with only a modest net interest margin compression. A substantial portion of the Company's immediately repricable loan portfolio have reached their floor rates and do not continue to adjust downward as the Federal Reserve Bank lowers rates. The effect of this also contributed to the minimal compression experienced. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates.

An additional form of funding for the Bank's growth is debt issued by the Company which results in a higher consolidated cost of funds. For the first quarter 2002 average effective cost of funds for the Bank was 2.0% compared to 2.4% for the Company. The results of the increase in interest expense affects the Company's net interest margin. The Company's net interest margin decreased from 6.2% at year end 2001 to 5.6% at March 31, 2002. However, the Bank's net interest margin remained consistently strong decreasing from 6.39% at year end 2001 to 6.12% at March 31, 2002, a compression of only 27 basis points principally from the effect of new lending originations.

The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs, for the three months ended March 31, 2002 and 2001.


                                                                            Dollars in Thousands
                                                     For the quarter ended                            For the quarter ended
                                                        March 31, 2002                                   March 31, 2001
                                         --------------------------------------------    -------------------------------------------
                                            Average                         Average        Average                        Average
                                            Balance         Interest         Yield         Balance         Interest        Yield
                                         --------------    ------------    ----------    -------------    -----------    -----------
Assets
  Loans                                       $146,556          $3,310          9.1%          $79,708         $2,030          10.2%
  Investment securities                         39,937             450          4.5%            5,243             75           5.7%
  Federal funds sold                             2,335              10          1.7%           17,132            228           5.3%
  FHLB & other stock                               445               2          1.8%              157              2           5.1%
                                         --------------    ------------                  -------------    -----------
                                               189,273           3,772          8.0%          102,240          2,335           9.2%
    Total Interest-earning assets                          ------------                                   -----------
                                                17,487                                         19,054
Other assets                                    (1,637)                                          (746)
   Less: allowance for loan losses       --------------                                  -------------
                                              $205,123                                       $120,548
    Total assets                         ==============                                  =============


Liabilities and Stockholders' Equity
  Savings deposits                             $56,417             211          1.5%          $35,484            158           1.8%
  Time deposits                                 62,235             622          4.0%           34,963            503           5.8%
  Short Term Borrowings                          9,338              55          2.4%                0              0
  Trust Preferred Securities                    12,000             170          5.6%                0              0
  Convertible debentures                         3,736              93         10.0%                0              0           0.0%
                                         --------------    ------------                  -------------    -----------
    Total interest-bearing liabilities         143,726           1,151          3.2%           70,447            661           3.8%
                                                           ------------                                   -----------
  Demand deposits                               48,222                                         36,156
  Other liabilities                              2,609                                          4,604
Stockholders' equity                            10,566                                          9,341
                                         --------------                                  -------------
   Total liabilities and
     Stockholders' equity                     $205,123                                       $120,548
                                         ==============                                  =============

Net Interest Spread                                                             4.8%                                           5.4%
                                                                           ==========                                    ===========
Net Interest Income
  and Net Interest Margin                                       $2,621          5.6%                          $1,674           6.6%
                                                           ============    ==========                     ===========    ===========

The Company's gross interest income on all interest-earning assets for the three-month period ended March 31, 2002 was $3,772,000, an increase of $1,437,000 or 62% as compared with the results from the same period in 2001. The effective yield on all interest-earning assets for the three months ended March 31, 2002 was 8.0% as compared to the 9.2% level reported for the same period in 2001. The loan portfolio outstanding for the period end March 31, 2002 increased by $73.0 million or 92% over the same period in 2001. The Company has introduced business lines associated with the origination of single-family residence construction lending along the coastal communities of the Los Angeles and Orange counties, expanded commercial and industrial lending, and commercial real estate mortgage products, with a de-emphasis on consumer installment lending.

The Company funds its operations through deposits, equity capital and short term borrowings. During the first quarter 2002, total funding growth was $30.8 million, with deposit growth of $18.3 million and FHLB borrowings of $12.5 million. The Company utilized advances from a credit line established with the Federal Home Loan Bank. These borrowings are short term, typically three to twelve months, with a floating rate tied to Libor indices. These additional funding sources increased the gross interest expense on all interest-bearing liabilities for the three month period ended March 31, 2002 to $1,151,000, an increase of $490,000 or 74% as compared with the same period in 2001. The Company's average effective cost of funding, inclusive of demand deposits and Company debt, for the first quarter 2002 was 2.4% as compared to 2.5% for the same period in 2001. The Bank's average effective cost of funding, exclusive of Company debt, was 2.0% for the first quarter 2002 as compared to 2.5% for the same period in 2001, for a continuing favorable decline.

The effect of these changes to the balance sheet composition and the Company's growth, and the compression on market interest rates has produced net interest income, before its provision for credit losses, for the three months ended March 31, 2002 of $2,621,000, an increase of $948,000 or 57% over the same period in 2001.

The following table sets forth the composition of the Company's loan portfolio as of the dates indicated. As the table illustrates, changes in the Company's loan portfolio have begun to take shape along the product lines consistent with its efforts to broaden and diversify its lending operations.


Dollars in Thousands                                       March 31             Portfolio        December 31          Portfolio
                                                             2002                   %               2001                  %
                                                      -------------------     --------------   ---------------     ---------------
                       Loans
Commercial and industrial                                        $ 20,600                13%          $ 20,219                 15%
Real Estate - construction                                         47,370                31%            33,254                 24%
Real Estate - mortgage
      Commercial                                                   58,432                38%            52,458                 38%
      Residential                                                  19,129                12%            19,063                 14%
Installment loans to individuals                                    7,406                 5%             8,318                  6%
Loans held for sale                                                   741                 0%             4,471                  3%
All other loans (including overdrafts)                                 92                 0%               184                  0%
                                                      -------------------     --------------   ---------------     ---------------
       Gross Loans                                                153,770               100%           137,967                100%
                                                      ===================     ==============   ===============     ===============
Unearned income on installment loans                                 (97)                                (389)
Deferred loan fees                                                  (353)                                (272)
                                                      -------------------                      ---------------
                      Loans, Net of Unearned Income              $153,320                             $137,578
                                                      ===================                      ===============

PROVISIONS FOR POSSIBLE LOAN LOSSES

During the three month period ended March 31, 2002, a provision of $200,000 was made as compared to no provision for the same period in 2001. Net loan charge-offs were $13,000 for the first quarter 2002, as compared to $38,000 for the same period in 2001.

The Company's Allowance for Loan Losses increased to $1,637,000 at March 31, 2002, or 1.07% of gross loans outstanding, compared with $1,450,000, or 1.09% at December 31, 2001. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including underlying loan collateral, delinquency trends, borrower's cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors. See "Asset Quality" for an expanded discussion on the Company's allowance for possible loan losses.


NONINTEREST INCOME

Noninterest income for the first quarter 2002 was $528,000, as compared to $436,000 for the same period in 2001. This represents an increase of $92,000 or 21% and was primarily due to service charges on deposit accounts, fees associated with mortgage loans originated for sale, fees associated with Visa check cards, and other income.

The Company's efforts to increase its core deposit base during the first quarter of 2002 produced a net increase of $18.3 million or 12% in deposit accounts over the year-end 2001 balances. The service charge income associated with deposit accounts was $318,000 or 60% of total noninterest income for the first quarter 2002.

Other income consists of fee income from various services offered, sales commissions, safe deposit rental, gain or loss on the sale of securities, and sundry other income.


NONINTEREST EXPENSES

Noninterest expense for the first quarter 2002 was $2,369,000, as compared to $1,845,000 for the same period 2001. This represents an increase of $524,000 or 28%. Noninterest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and
(iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other noninterest expense.

Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. Seasoned and experienced individual has been recruited during the year 2001 and the first quarter 2002, from other local financial institutions to head the respective areas of credit administration, finance, information technology, and business development for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans, over the same period in 2001, while providing for the infrastructure to support longer-term growth. These changes have increased the Company's expenses associated with salaries and other benefits by $366,000 or 38% as compared to the same period in 2001.

Expenses related to Occupancy increased $48,000 or 33% for the first quarter 2002 as compared to the same period in 2001. These expenses consist of rent, taxes, maintenance, repair and depreciation of bank owned and leased branch buildings. In December 2001, the Company acquired an additional branch location in the city of La Verne and the costs associated with the occupancy expense of that location are included in this increase as well as the first full year of operation for the loan production office located in Manhatten Beach.

Other expenses increased $100,000 for the first quarter 2002 as compared to the same period in 2001 predominately in the areas of data processing expense related to the acquisition and ongoing processing for the new La Verne branch, marketing expenses associated with new product development and holding company operating expenses

The following table sets forth the breakdown of noninterest expenses for each of the three month periods ended March 31, 2002 and 2001:


                                                    Dollars in Thousands

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                  2002              2001
                                                 ------            ------
Salaries and employee benefits                   $1,321            $  955
Occupancy expense of premises                       192               144
Furniture and equipment expenses                    146               138
(Gain)/ Loss on sale of other
     fixed assets                                     2                 0
Other Expenses:
   Data processing                                  193               167
   Business Development expenses                    104                77
   Office supplies, postage
      and telephone                                 115               116
   Professional expenses                            122                82
   Bank insurance and assessments                    41                37
   Other                                            133               129
                                                 ------            ------
          Total Non-Interest Expenses            $2,369            $1,845
                                                 ======            ======

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

During the three months ended March 31, 2002, the Company's assets increased by approximately $31.0 million or 16% as compared to December 31, 2001. The Company continued to have adequate cash resources with $9.8 million of cash and funds held on deposit at other financial institutions and $50.0 million in investment securities at March 31, 2002. The overall levels in liquidity increased by $14.5 million and resulted in increased levels of higher yielding investment securities and decreased levels of Federal funds sold, while cash and funds held on deposit at other financial institutions remained unchanged. The Company's investment portfolio had $207,000 of unrealized losses on estimated fair values when compared to book values at March 31, 2002. There were no loans placed on non-accrual status (not generating income currently) at March 31, 2002

The Bank is a member in the Federal Home Loan Bank (FHLB.) This provides for an alternative funding source for the Company in the form of a credit line. This line provides for a maximum advance of up to 15% of the Company's total assets based on qualifying collateral. The FHLB system functions as a source of credit to institutions that are members of the FHLB. Advances are secured by the Company's mortgage loans, qualifying investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At March 31, 2002, utilization of the advance line reached $15.5 million in outstanding balances.

As detailed more specifically earlier in the report, total outstanding loans increased during the three month period ended March 31, 2002, by $16.6 million.

During the three month period ended March 31, 2002, total deposits increased by $18.3 million. Most areas of deposit product types experienced growth over the year-end 2001 levels, such as: demand deposits by $4.5 million, savings and NOW accounts by $0.7 million, money market accounts by $13.2 million, time deposits in excess of $100,000 by $0.8 million, while other time deposits decreased by $0.8 million. Management's efforts to generate significant levels of liquidity in the first three months of 2002 to support its lending activities were a result of a targeted and focused campaign to generate deposits in the communities the Company serves. These efforts were supported by increased activities by the Company's business development personnel, marketing and advertising campaigns, and promotional interest rates on certain products.

Total stockholders' equity increased from approximately $10,455,000 at December 31, 2001, to approximately $10,777,000 at March 31, 2002, principally as a result of net income generated for the three months then ended.

The Company's primary regulators, the Federal Reserve Bank, and the Bank's primary regulators the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"), adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Bank and FDIC generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered "adequately capitalized" for Federal regulatory purposes. As of March 31, 2002, the Bank had a ratio of capital to risk-weighted assets of 14.7%, a ratio of Tier 1 capital to risk-weighted assets of 13.6%, and a leverage capital ratio of 10.8%. The Bank's capital ratios were favorably impacted by the contribution from the Company to the Bank of $11.2 million in capital generated by the sale of the Debentures and Trust Preferred Securities. As of March 31 2002, the Company had a ratio of capital to risk-weighted assets of 17.0% a ratio of Tier 1 capital to risk-weighted assets of 8.8%, and a leverage capital ratio of 7.1%. The Company's management believes that, under current regulations, the Company and the Bank will continue to meet these minimum capital requirements in the foreseeable future.

ASSET QUALITY --

NON-PERFORMING LOANS

The following table sets forth information regarding the Company's non-performing loans at March 31, 2002 and December 31, 2001:


                                                                                       Dollars in Thousands

                                                                               March 31,                     December 31,
                                                                                  2002                           2001
                                                                            ---------------                ---------------
Accruing Loans More Than 90 Days Past Due(1)
      Aggregate loan amounts
          Commercial and industrial                                         $             0                $             0
          Real estate                                                                     0                              0
          Installment loans to individuals                                                0                              0
                                                                            ---------------                ---------------
        Total Loans Past Due More Than 90 Days                                            0                              0
Renegotiated loans(2)                                                                     0                              0
Non-accrual loans(3)
      Aggregate loan amounts
          Commercial and industrial                                                       0                              0
          Real estate                                                                     0                              0
                                                                            ---------------                ---------------
        Total Non-Accrual Loans                                                           0                              0
                                                                            ---------------                ---------------
        Total Non-Performing Loans                                          $             0                $             0
                                                                            ===============                ===============

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those that have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans at March 31, 2002 or at December 31, 2001.

(3) There were no loans on non-accrual status at March 31, 2002 or at December 31, 2001.


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

As of March 31, 2002, the Bank's classified loans consisted of approximately $3,374,000 of loans classified as substandard. The Bank's $3,374,000 of loans classified as substandard consisted of all performing loans.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a general reserve established by Management to absorb losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan portfolio and, at March 31, 2002, reflected an amount, which, in Management's judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.

The allowance for loan losses at March 31, 2002, was approximately $1,637,000 or 1.07% of total loans and leases, as compared to $1,450,000 or 1.09% of total loans at December 31, 2001. The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                      Dollars in Thousands

                                                                  March 31,        December 31,
                                                                    2002              2001
                                                                  ---------        ------------
Loans and Lease Loss Reserve Balance,
  Beginning of Period                                              $1,450             $  784
                                                                   ------             ------
     Charge-offs
         Domestic
             Commercial and industrial                                  0                 69
             Real estate - mortgage                                     0                  0
             Consumer loans                                            80                 60
                                                                   ------             ------
                                                                       80                129
                                                                   ------             ------
     Recoveries
         Domestic
             Commercial and industrial                                 25                  3
             Real estate - mortgage                                     0                  0
             Consumer loans                                            42                 19
                                                                   ------             ------
                                                                       67                 22
                                                                   ------             ------
Net charge-offs                                                        13                107
Additions charged to operations                                       200                773
                                                                   ------             ------

Loan and Lease Loss Reserve Balance, End of Period                 $1,637             $1,450
                                                                   ======             ======

Ratio of Net Charge-offs/(Recoveries) During the Year
to Average Loans and Leases Outstanding During the Year              0.00%              0.11%
                                                                   ======             ======

Ratio of Reserve for Loan Losses to Loans at Period End              1.07%              1.09%
                                                                   ======             ======


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions is subject to interest rate risk ("IRR") to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

A sudden and substantial increase or decrease in interest rates may adversely impact the Company's income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the net portfolio value ("NPV") methodology to gauge interest risk exposure.

The Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios utilizing an interest rate model. The Sensitivity Measure is the decline in the NPV ratio, as a percentage, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher the institution's Sensitivity Measure, the greater is its exposure to IRR.

The following reflects the Company's net interest income sensitivity analysis as of March 31, 2002


                                                               Dollars in Thousands
                                  Estimated Net               Market              Market
   Simulated                    Interest Income              Value of            Value of
  Rate Changes                    Sensitivity                 Assets            Liabilities
  ------------                  ----------------            ----------          -----------
     + 200                          +  4.02%                  215,046             205,570
     - 200                          -  5.11%                  228,715             211,704


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

PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in litigation in the ordinary course of its business. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company's financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          a)      Exhibits:  None



          b)      Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2002.


                                            VINEYARD NATIONAL BANCORP


                                            By:   /s/ NORMAN MORALES
                                                  ------------------------------
                                                   Norman Morales
                                                   President and Chief Executive
                                                   Officer


                                            By:   /s/ JILL A. PIERCE
                                                  ------------------------------
                                                   Jill A. Pierce
                                                   Executive Vice President
                                                   Director of Finance and
                                                   Operations


                                            By:   /s/ FRANK S. ALVAREZ
                                                  ------------------------------
                                                   Chairman of the Board of
                                                   Directors


                                            By:   /s/ CHARLES L. KEAGLE
                                                  ------------------------------
                                                    Director


                                            By:   /s/ JOEL J. RAVITZ
                                                  ------------------------------
                                                   Director


                                            By:   /s/ LESTER STROH, M.D.
                                                  ------------------------------
                                                   Director