Form 10-Q
period 2002-06-30
VINEYARD NATIONAL BANCORP
filed 2002-08-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

OR

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

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date: 1,925,792 shares of common stock as of July 31, 2002.

VINEYARD NATIONAL BANCORP

FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001,
AND DECEMBER 31, 2001

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
AT JUNE 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	Dollars in Thousands

	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$12,580	$8,430
Federal funds sold	2,192	6,280

Total Cash and Cash Equivalents	14,772	14,710

Investment securities
Available-for-sale	49,543	30,550
Loans, net of unearned income	193,326	133,107
Loans held for sale	643	4,471
Less: Allowance for possible loan losses	(2,080)	(1,450)

Net Loans	191,889	136,128
Bank premises and equipment	5,363	5,388
Accrued interest	1,369	900
Other real estate owned	—	—
Federal Home Loan Bank and other stock, at cost	1,595	177
Other assets	3,527	3,433

Total Assets	$268,058	$191,286

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand deposits	$51,457	$45,951
Savings and NOW deposits	31,251	31,277
Money market deposits	53,933	19,949
Time deposits in denominations of $100,000 or more	28,142	27,093
Other time deposits	41,001	35,111

Total Deposits	205,784	159,381
Federal Home Loan Bank advances	31,500	3,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	12,000	12,000
Convertible debenture	3,650	3,750
Accrued employee salary and benefits	1,274	1,252
Accrued interest and other liabilities	1,740	1,448

Total Liabilities	255,948	180,831
Stockholders’ Equity
Contributed capital
Common stock-authorized 15,000,000 shares, no par value; issued and outstanding 1,925,792 and 1,876,126 in 2002 and 2001, respectively	2,370	2,151
Additional paid-in surplus	3,307	3,307
Retained earnings	6,140	5,032
Accumulated other comprehensive income	293	(35)

Total Stockholders’ Equity	12,110	10,455

Total Liabilities and Stockholders’ Equity	$268,058	$191,286

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Interest Income
Interest and fees on loans	$7,116	$4,377	$3,806	$2,347
Interest on investment securities
Obligations of U.S. Government agencies and corporations	1,076	267	626	194
Interest on other securities	9	7	7	5
Interest on deposits	—	6	—	2
Interest on Federal funds sold	39	446	29	219

Total Interest Income	8,240	5,103	4,468	2,767

Interest Expense
Interest on savings deposits	68	92	33	46
Interest on NOW and money market deposits	528	248	351	136
Interest on time deposits in denominations of $100,000 or more	601	373	302	217
Interest on other time deposits	618	739	295	391
Interest on borrowed funds	664	65	347	65

Total Interest Expense	2,479	1,517	1,328	855

Net Interest Income	5,761	3,586	3,140	1,912
Provision for Possible Loan Losses	(535)	(300)	(335)	(300)

Net Interest Income After Provision for Possible Loan and Losses	5,226	3,286	2,805	1,612

Other Income
Fees and service charges	740	764	353	314
Gain on sale of investment securities	179	—	101	—
Litigation recovery	180	—	180	—
Other income	102	148	39	162

Total Other Income	1,201	912	673	476

Other Expense
Salaries and employee benefits	2,275	2,044	954	1,090
Occupancy expense of premises	390	310	198	166
Furniture and equipment expenses	359	281	211	143
Other expense	1,569	1,293	861	685

Total Other Expense	4,593	3,928	2,224	2,084

Income Before Income Taxes	1,834	270	1,254	4
Income Tax (Provision)/Benefit	(726)	361	(500)	361

Net Income	$1,108	$631	$754	$365

Basic Earnings Per Share	$0.58	$0.34	$0.40	$0.20

Diluted Earnings Per Share	$0.44	$0.31	$0.29	$0.17

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income	Total

Balance January 1, 2001	1,864,828	$2,112	$3,307	$3,876	$—	$9,295
Stock options exercised	2,160	6				6
Net income				631		631
Unrealized security holding gains (net of $19 tax)					27	27

Total other comprehensive income						27
Total comprehensive income						658
Balance, June 30, 2001	1,866,988	$2,118	$3,307	$4,507	$27	$9,959

					Accumulated
	Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income	Total

Balance January 1, 2002	1,876,126	$2,151	$3,307	$5,032	$(35)	$10,455
Stock options exercised	29,666	119				119
Convertible debenture option	20,000	100				100
Net Income				1,108		1,108
Unrealized security holding gains (net of $162 tax)					432
less reclassification adjustment for gains (net of $75 tax)					(104)	328

Total other comprehensive income						328
Total comprehensive income						1,436
Balance, June 30, 2002	1,925,792	$2,370	$3,307	$6,140	$293	$12,110

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

	June 30,	June 30,
	2002	2001

Cash Flows From Operating Activities
Net Income	$1,108	$631

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	621	258
Provision for possible loan losses	535	300
Adjustment to Allowance for loan losses relating to acquired loans	198
Increase in deferred taxes		(475)
Increase/(decrease) in taxes payable	770	(96)
Increase in other assets	(333)	(98)
Gain on sale investment securities	(179)
Decrease in loans held for sale	3,828
Decrease in unearned loan fees	(224)	(61)
Increase in interest receivable	(469)	(110)
(Decrease)/increase in interest payable	(282)	257
(Decrease)/increase in accrued expense and other liabilities	(174)	258

Total Adjustment	4,291	233

Net Cash Provided By Operating Activities	5,399	864

Cash Flows From Investing Activities
Proceeds from sales of investment securities available-for-sale	15,854
Proceeds from maturities of investment securities available-for-sale	3,500	7,000
Proceeds from principal reductions MBS securities	3,735
Purchase of investment securities available-for-sale	(41,556)	(17,000)
Purchase of Federal Home Loan Bank & other stock	(1,418)	(126)
Recoveries on loans previously written off	109	12
Net loans made to customers and principal collection of loans	(60,206)	(15,527)
Proceeds from sale of property, plant & equipment	—	1
Capital expenditures	(377)	(275)

Net Cash Used In Investing Activities	(80,359)	(25,915)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market Deposits	5,506	14,822
Net increase in certificates of deposits	40,897	16,049
Net change in Federal Home Loan Bank Advances	28,500
Issuance of Convertible Debentures		3,546
Stock options exercised	119	6

Net Cash Provided By Financing Activities	75,022	34,423

Net Increase in Cash and Cash Equivalents	62	9,372
Cash and Cash Equivalents, Beginning of year	14,710	16,793

Cash and Cash Equivalents, End of quarter	$14,772	$26,165

Supplemental Information
Change in valuation allowance for investment securities	$566	$46

Income Tax Paid	$46	$265

Conversion of debentures	$100	—

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principal generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principal generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include Vineyard National Bancorp (the “Company”) and its wholly owned subsidiaries, Vineyard Bank (the “Bank”), and Vineyard Statutory Trust I (the “Trust”). Intercompany balances and transactions have been eliminated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 (as superceded by SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact on the financial condition or operating results of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the financial condition or operating results of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This Statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material impact on the financial position or results of operations.

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

With the issuance of the Debentures and with their convertibility feature, the Company’s Diluted Earnings Per Share (“EPS”) calculations now contain a measurable difference as discussed in Note 3 below. The Debentures were registered on March 13, 2002 and trade under CUSIP number 927427 AA 2.

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

The net proceed to the statutory trust from the sale of the trust preferred securities was approximately $11.6 million after deducting offering expenses. The statutory trust subsequently invested all of the proceeds from the sale of the trust preferred securities in subordinated debentures issued by the Company. The Company infused approximately $8.0 million of the net proceeds from the sale of the subordinated debentures into Vineyard Bank to fund its operations. The remainder of the net proceeds from the sale of the subordinated debentures may be used primarily to infuse additional capital into Vineyard Bank to fund its operations and maintain its status as “well capitalized”, for general corporate purposes, acquisitions or investments.

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

The following tables set forth the Company’s earnings per share calculations for the six and three month periods ended June 30, 2002 and 2001 and the Company’s book value per share at June 30, 2002 and December 31, 2001. In the following table, (1) “Debentures” refer to the amount of possible shares that can be issued from the conversion of the Debentures, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding and exercisable at each measurement date.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2002	2001	2002	2001

Shares outstanding at the end of the period	1,925,792	1,866,988	1,925,792	1,866,988
Impact of weighting shares issued during the period	(30,733)	(1,196)	(18,902)	(240)

Used in Basic EPS	1,895,059	1,865,792	1,906,890	1,866,748
Dilutive effect of outstanding stock options	119,877	14,823	120,796	37,516
Dilutive effect of convertible debentures	747,127	252,762	745,000	502,747

Used in Diluted EPS	2,762,063	2,133,377	2,772,686	2,407,011

Net Income	$1,108	$631	$754	$365
Plus: Interest on Convertible Debentures assuming conversion (after tax)	111	38	55	38

Net Income applicable to common shares	$1,219	$669	$809	$403

Basic Earnings Per Share	$0.58	$0.34	$0.40	$0.20
Diluted Earnings Per Share	$0.44	$0.31	$0.29	$0.17

	June 30,	December 31,
	2002	2001

Period-end shares outstanding
Basic	1,925,792	1,876,126
Debentures	730,000	503,425
Dilutive Effect of Options	82,828	49,485

	2,738,620	2,429,036

Basic book value	$6.29	$5.57
Diluted book value	$5.88	$5.33

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vineyard National Bancorp (the “Company”) is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard Bank, a state banking association (the “Bank”). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates six full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline, Blue Jay, and La Verne, in addition to a loan production office in Manhattan Beach. Shares of the Company’s common stock are traded on the NASDAQ SmallCap under the ticker symbol VNBC.

RESULTS OF OPERATIONS

Net earnings for the quarter ended June 30, 2002 amounted to $754,000, or $0.29 per diluted share, compared with net earnings of $365,000, or $0.17 per diluted share, for the similar quarter ended in 2001, or an increase of 107%. The net earnings for the second quarter of 2002 under-states the significant improvement in operating performance over the same period in 2001. Operating income before loan loss provisions and income taxes in the second quarter of 2002 was $1,589,000, as compared to $304,000 for the second quarter of 2001, or an improvement of over 420%. Net earnings for the second quarter of 2002 produced an annualized return on average equity of 26.3% for the period.

For the six months ended June 30, 2002, net earnings were $1,108,000, or $0.44 per diluted share, compared with earnings of $631,000, or $0.31 per diluted share, for the similar six month period in 2001, or an increase in net earnings of 76.0%. Operating income before loan loss provisions and income taxes for the six months ended June 30, 2002, was $2,369,000, as compared to $570,000 for the same period in 2001, or an improvement of over 315%. Net earnings for the first six months of 2002 produced an annualized return on average equity of 19.6% for the period.

For the quarter ended June 30, 2002, the Company’s net interest income before its provision for possible loan losses increased by $1,228,000, or 64.2% as compared with the same period in 2001. Other operating income for the second quarter of 2002 increased by $197,000 or 41.4%, as compared to the same period in 2001. Total net revenues (net interest income and other operating income) for the second quarter of 2002 increased by $1,425,000 or 59.7% as compared to the same period in 2001.

For the six months ended June 30, 2002, total assets increased by $76.8 million, or 40.1%, to $268.1 million over year-end 2001 results. The Company’s growth in its loan portfolio produced an increase of $56.4 million or 41.0% for the six months ended June 30, 2002, bringing gross loans outstanding to $194.0 million as compared to the prior year-end 2001’s level of $137.6 million.

The Company augmented its liquidity position by increasing its investment portfolio by $14.9 million during the first six months of 2002, to an amount of $51.7 million. These liquid assets are further available to support the Company’s lending initiatives. During the second quarter of 2002, the Company also increased its liquidity line of credit with the Federal Home Loan Bank of San Francisco to an amount equal to 20% of the Company’s total assets. At June 30, 2002, the Company had outstanding $31.5 million in FHLB advances to support its operations.

For the six months ended June 30, 2002, total deposits increased by $46.4 million, or 29.1%, to $205.8 million at June 30, 2002, compared to year-end 2001’s level of $159.4 million. During this period of deposit growth, supported principally from the Bank’s six community banking centers, the average cost of deposit funds actually decreased from year end 2001 levels to approximately 2.0%. The Company continues to focus on acquiring local depository relationships through targeted efforts by its personnel and marketing campaigns.

NET INTEREST INCOME

The operations of the Company are substantially dependent on its net interest income, which is the difference between interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s non-interest-earning assets, including nonaccrual loans and OREO.

Though the Company is asset-sensitive, its loan portfolio is sufficiently blended in composition and complexity to weather the effects of the market rate decreases experienced over the past eighteen months, with only a modest net interest margin compression. A substantial portion of the Company’s immediately repricable loan portfolio have reached their floor rates and do not continue to adjust downward if the Federal Reserve Bank lowers rates. The effect of this also contributed to the minimal compression experienced. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates.

An additional form of funding for the Bank’s growth is debt issued by the Company which results in a higher consolidated cost of funds. For the six months ended June 30, 2002, the average effective cost of funds for the Bank was 2.0% compared to 2.4% for the Company. The result of the increase in interest expense affects the Company’s net interest margin. The Company’s net interest margin decreased from 6.2% at year end 2001 to 5.6% at June 30, 2002. However, the Bank’s net interest margin remained consistently strong decreasing from 6.4% at year end 2001 to 6.1% at June 30, 2002, a compression of only 30 basis points principally from the effect of new lending originations and yields less than the original, existing portfolio.

The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs, for the three and six months ended June 30, 2002 and 2001.

	Dollars in Thousands

	For the Three Months Ended June 30,

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$167,217	$3,806	9.1%	$86,650	$2,347	10.9%
Investment securities	49,812	626	5.0%	13,450	200	5.9%
Federal funds sold	7,329	29	1.6%	20,238	218	4.3%
FHLB & other stock	1,054	6	2.3%	177	3	6.8%

Total Interest-earning assets	225,412	4,467	7.9%	120,515	2,768	9.2%

Other assets	19,743			17,874
Allowance for possible loan losses	(1,723)			(914)

Total assets	$243,432			$137,475

Liabilities and Stockholders’ Equity
Savings deposits	$76,163	384	2.0%	$39,124	182	1.9%
Time deposits	66,480	597	3.6%	43,679	609	5.6%
Short Term Borrowings	20,643	85	1.7%	2,483	65	10.5%
Trust Preferred Securities	12,000	168	5.6%	—	—
Convertible debentures	3,650	94	10.3%	—	—

Total interest-bearing liabilities	178,936	1,328	3.0%	85,286	856	4.0%

Demand deposits	51,424			39,914
Other liabilities	1,628			2,437
Stockholders’ equity	11,444			9,838

Total liabilities and Stockholders’ equity	$243,432			$137,475

Net Interest Spread			5.0%			5.2%

Net Interest Income and Net Interest Margin		$3,139	5.6%		$1,912	6.4%

	For the Six Months Ended June 30,

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$156,728	$7,116	9.2%	$82,823	$4,377	10.7%
Investment securities	44,670	1,076	4.9%	9,373	273	5.8%
Federal funds sold	4,846	39	1.6%	18,693	446	4.8%
FHLB & other stock	761	8	2.1%	177	7	8.0%

Total Interest-earning assets	207,005	8,239	8.0%	111,066	5,103	9.3%

Other assets	19,065			17,713
Allowance for possible loan losses	(1,624)			(837)

Total assets	$224,446			$127,942

Liabilities and Stockholders’ Equity
Savings deposits	$66,344	596	1.8%	$37,306	340	1.8%
Time deposits	64,369	1,219	3.8%	39,345	1,112	5.7%
Short Term Borrowings	15,022	140	1.9%	1,242	65	10.6%
Trust Preferred Securities	12,000	339	5.7%	—	—
Convertible debentures	3,694	185	10.1%	—	—

Total interest-bearing liabilities	161,429	2,479	3.1%	77,893	1,517	3.9%

Demand deposits	50,246			38,046
Other liabilities	1,677			2,382
Stockholders’ equity	11,114			9,621

Total liabilities and Stockholders’ equity	$224,466			$127,942

Net Interest Spread			4.9%			5.3%

Net Interest Income and Net Interest Margin		$5,760	5.6%		$3,586	6.5%

The Company’s gross interest income on all interest-earning assets for the three and six months ended June 30, 2002 was $4,468,000 and $8,240,000, respectively, an increase of $1,701,000 or 61.4% and $3,137,000 and 61.5%, respectively, as compared with the results from the same periods in 2002. The effective yield on all interest-earning assets for the three and six months ended June 30, 2002 were 7.9% and 8.0%, respectively, as compared to the 9.2% and 9.3% levels reported for the same periods in 2001, respectively. The average balance of the loan portfolio outstanding for the six month period ended June 30, 2002 increased by $73.9 million or 89.2% compared to the average balance of the loan portfolio outstanding for the same prior period end 2001. The Company has introduced business lines associated with the origination of single-family residence construction lending along the coastal communities of the Los Angeles and Orange counties, expanded commercial and industrial lending, and commercial real estate mortgage products, with a de-emphasis on consumer installment lending. In augmenting the earning assets of the Bank, management invested in U.S. Government agency bonds and U.S. Government-sponsored mortgage-backed securities which contributed to the increase in interest income. The average balance of the investment securities was $44.7 million generating interest income of $1,076,000 for the six months ended June 30, 2002 as compared to the average balance of $9.4 million for the same period ended 2001 generating interest income of $273,000.

The Company funds its operations through deposits, equity capital and short term borrowings. During the six months ended June 30, 2002, total funding growth was $74.9 million, with deposit growth of $46.4 million and FHLB borrowings of $28.5 million. The Bank utilized advances from a credit line established with the Federal Home Loan Bank (“FHLB”). The Bank has a total borrowing capacity from the FHLB of up to 20% of its total assets. Such borrowing facility is utilized by the Bank as an alternative source of liquidity and all borrowings are collateralized by certain loans and/or investment securities pledged by the Bank. These borrowings are short term, typically three to twelve months, with a floating rate tied to Libor indices. Interest expense relating to such borrowings were $85,000 and $140,000 for the three and six months ended June 30, 2002 for increases of $20,000 or 30.8% and $75,000 or 115.4%, respectively. In addition, certain funds from the issuance of the convertible debentures and the statutory trust preferred securities as discussed in Note 2 of ITEM 1 — Financial Statements above were downstreamed from the holding company to the Bank as equity and utilized as other sources of funding by the Bank. Interest expense on the convertible debenture were $94,000 and $185,000 for the three and six months ended June 30, 2002, respectively, compared to none during the same prior year periods. Interest expense on the trust preferred securities were $168,000 and $339,000 for the three and six months ended June 30, 2002, respectively, compared to none during the same prior year periods. The interest expense relating to these instruments, combined with the increase of FHLB Advances and the growth in interest-bearing deposits, increased the gross interest expense on all interest-bearing liabilities for the three and six months ended June 30, 2002 to $1,328,000 and $2,479,000, respectively, an increase of $472,000 or 55.1% and $962,000 or 63.4% as compared with the same respective periods in 2001. The Company’s average effective cost of funding, inclusive of demand deposits and Company debt, for the three and six months ended June 30, 2002 were 2.3% and 2.4%, respectively, as compared to 2.7% and 2.6% for the same periods in 2001. The Bank’s average effective cost of funding, exclusive of Company debt, was 2.0% for the both three and six month periods ended June 30, 2002 as compared to 2.7% and 2.9% for the same respective periods in 2001, for a continuing favorable decline.

The effect of these changes to the balance sheet composition and the Company’s growth, and the compression on market interest rates has produced net interest income, before its provision for credit losses, for the three and six months ended June 30, 2002 of $3,139,000 and $5,760,000, respectively, an increase of $1,227,000 or 64.2% and $2,174,000 or 60.6% over the same periods in 2001, respectively.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated. As the table illustrates, changes in the Company’s loan portfolio have begun to take shape along the product lines consistent with its efforts to broaden and diversify its lending operations.

	June 30,	Portfolio	December 31,	Portfolio
Dollars in Thousands	2002	%	2001	%

Commercial and industrial	$20,064	10%	$20,219	15%
Real Estate — construction	61,957	32%	33,254	24%
Real Estate — mortgage
Commercial	77,705	40%	52,458	38%
Residential	26,882	14%	19,063	14%
Consumer loans to individuals	6,843	4%	8,318	6%
Loans held for sale	643	0%	4,471	3%
All other loans (including overdrafts)	40	0%	184	0%

Gross Loans	$194,134	100%	$137,967	100%

Unearned income on installment loans	(67)		(117)
Deferred loan fees	(98)		(272)

Loans, Net of Unearned Income	$193,969		$137,578

PROVISIONS FOR POSSIBLE LOAN LOSSES

During the three month period ended June 30, 2002, a provision of $335,000 was made as compared to $300,000 for the same period in 2001. Total provisions for possible loan losses was $535,000 for the six month period ended June 30, 2002 as compared to $300,000 for the same period in 2002. Net loan charge-offs were $102,000 for the six months ended June 30, 2002, as compared to $33,000 for the same period in 2001.

The Company’s allowance for possible loan losses increased to $2,080,000 at June 30, 2002, or 1.07% of gross loans outstanding, compared with $1,450,000, or 1.05% at December 31, 2001. Additions to the reserve are effected through the provision for loan losses, which is an operating expense of the Company. A further addition to reserve was through an adjustment of $197,000 relating to the purchased allowance for loan loss on the acquired loan portfolio. Such loan portfolio was acquired at fair value. The difference between the amount paid and the fair value of the loans represents the premium relating to such loans and is amortized over the life of the loans as a charge to expense.

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

NONINTEREST INCOME

Noninterest income for the three and six months ended June 30, 2002 were $673,000 and $1,201,000, respectively, as compared to $476,000 and $912,000 for the same respective periods in 2001. This represents an increase of $197,000 or 41.3% and $289,000 or 31.7%, respectively.

Contributing to the increase in Noninterest Income was the gain recognized on the sale of investment securities of $101,000 during the three months ended June 30, 2002, for a total of $179,000 for the six months ended June 30, 2002. It is management’s intent to hold the investment securities in the available-for-sale portfolio in accordance with SFAS No. 115. During 2002, management sold certain investment securities to manage liquidity and interest rate risk during a time when the market environment was favorable and therefore, generated a gain from such sales.

During the second quarter of 2002, the Company received $180,000 in a litigation recovery from one of its former commercial insurance couriers. This stems from a legal proceeding in 1999 whereby the Bank accrued a loss $860,000 in recognition of the amount of liability determined by the court. This related to the settlement of a lawsuit brought by a former borrower of the Bank on a claim regarding the wrongful foreclosure of the borrower’s property.

Fees and service charges represents service charges on deposit accounts, fees associated with mortgage loans originated for sale, fees associated with Visa check cards, and other income.

Other income consists of fee income from various services offered, sales commissions, safe deposit rental, and sundry other income.

NONINTEREST EXPENSES

Noninterest expense for the three and six months ended June 30, 2002 were $2,224,000 and $4,593,000, respectively, as compared to $2,084,000 and $3,928,000 for the same periods in 2001, respectively, representing an increase of $140,000 or 6.7% and $665,000 or 16.9%, respectively. Noninterest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other noninterest expense.

Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. Seasoned and experienced individuals have been recruited during the year 2001, and through the second quarter 2002, from other local financial institutions to head the respective areas of credit administration, finance, information technology, and business development for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans, over the same period in 2001, while providing for the infrastructure to support longer-term growth. These changes have increased the Company’s expenses associated with salaries and other benefits by $231,000 or 11.3% for the six months ended June 30, 2002 as compared to the same period in 2001.

Expenses related to occupancy and furniture & equipment were $409,000 and $749,000 for the three and six months ended June 30, 2002, respectively, representing increases of $100,000 or 32.4% and $158,000 or 26.7% for the same periods in 2001, respectively. In connection with the increase in bank personnel as discussed above, occupancy expense and furniture & equipment expense have increased to accommodate a larger work force. These expenses consist of rent, taxes, maintenance, repair and depreciation of bank owned and leased branch buildings. In December 2001, the Company acquired an additional branch location in the city of La Verne and the costs associated with the occupancy expense of that location are included in this increase as well as the first full year of operation for the loan production office located in Manhattan Beach.

Other expenses increased $176,000 or 25.7% and $276,000 or 21.3% for the three and six months ended June 30, 2002 as compared to the respective prior periods in 2001. The increase is predominately in the areas of business development expense as the sales team increases its campaign efforts on marketing new products and services, data processing expense related to the acquisition and ongoing processing for the new La Verne branch, and holding company operating expenses.

The following table sets forth the breakdown of noninterest expenses for the six and three month periods ended June 30, 2002 and 2001:

	Dollars in Thousands

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Salaries and employee benefits	$2,275	$2,044	$954	$1,089
Occupancy expense of premises	390	310	198	166
Furniture and equipment expense	359	281	211	143
Other non-interest expenses:
Data processing	356	345	164	179
Business development expense	271	176	167	100
Office supplies, postage, and telephone	254	177	139	88
Professional expenses	216	189	93	106
Bank insurance and assessments	85	79	44	43
Other	387	327	254	170

Total Non-Interest Expenses	$4,593	$3,928	$2,224	$2,084

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

During the six months ended June 30, 2002, the Company’s assets increased by approximately $76.8 million or 40.1% as compared to December 31, 2001. The Company continued to have adequate cash resources with $14.8 million of cash and funds held on deposit at other financial institutions and $49.5 million in investment securities at June 30, 2002. The overall levels in liquidity increased by $19.1 million or 42.1% and resulted in increased levels of higher yielding investment securities and decreased levels of Federal funds sold. The Company’s investment portfolio had $506,000 of unrealized gains on estimated fair values when compared to book values at June 30, 2002. There was one loan placed on non-accrual status (not generating income currently) at June 30, 2002. Such loan is fully secured by real estate. The Company has no other non-performing assets including OREO.

The Bank is a member in the Federal Home Loan Bank. This provides for an alternative funding source for the Bank in the form of a credit line. This line provides for a maximum advance of up to 20% of the Bank’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, qualifying investment securities, and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At June 30, 2002, utilization of the advance line reached $31.5 million in outstanding balances.

As detailed more specifically earlier in the report, total outstanding loans increased during the six month period ended June 30, 2002 by $56.4 million or 41.0% primarily in the area of real estate including construction, and commercial and residential mortgages.

During the six month period ended June 30, 2002, total deposits increased by $46.4 million or 29.1%. Most areas of deposit product types experienced growth over the year-end 2001 levels, such as: demand deposits by $5.5 million, money market accounts by $34.0 million, time deposits in excess of $100,000 by $1.0 million, and other time deposits increased by $5.9 million. Management’s efforts to generate significant levels of liquidity in the first six months of 2002 to support its lending activities were a result of a targeted and focused campaign to generate deposits in the communities the Company serves. These efforts were supported by increased activities by the Company’s business development personnel, marketing and advertising campaigns, and promotional interest rates on certain products.

Total stockholders’ equity increased from $10,455,000 at December 31, 2001, to $12,110,000 at June 30, 2002, principally as a result of net income generated for the six months ended.

The Company’s primary regulators, the Federal Reserve Bank, and the Bank’s primary regulators, the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Bank and FDIC generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered “adequately capitalized” for Federal regulatory purposes. As of June 30, 2002, the Company had a ratio of total capital to risk-weighted assets of 14.6%, a ratio of Tier 1 capital to risk-weighted assets of 7.7%, and a leverage capital ratio of 6.3%. As of June 30, 2002, the Bank had a ratio of total capital to risk-weighted assets of 12.5%, a ratio of Tier 1 capital to risk-weighted assets of 11.5%, and a leverage capital ratio of 9.5%. Further, since the Bank’s Total Capital, Tier 1, and Leverage ratios exceed 10%, 6%, and 5%, respectively, the Bank is considered “Well-Capitalized” under the regulatory framework for prompt corrective action. The Bank’s capital ratios were favorably impacted by the contribution from the Company to the Bank of $11.2 million in capital generated by the sale of the Debentures and Trust Preferred Securities during 2001. The Company’s management believes that, under current regulations, the Company and the Bank will continue to meet these minimum capital requirements in the foreseeable future, and for the Bank to continue to be “Well-Capitalized”.

ASSET QUALITY —

NON-PERFORMING LOANS

The following table sets forth information regarding the Company’s non-performing loans at June 30, 2002 and December 31, 2001:

	Dollars in Thousands

	June 30,	December 31,
	2002	2001

Accruing Loans More Than 90 Days Past Due[1]	$0	$0
Renegotiated loans[2]	0	0
Non-accrual loans
Aggregate loan amounts
Commercial and industrial	110	0
Real estate	0	0

Total Non-Accrual Loans	110	0

Total Non-Performing Loans	$110	$0

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those that have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans at June 30, 2002 or at December 31, 2001.

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

As of June 30, 2002, the Bank’s classified loans consisted of approximately $2,751,000 of loans classified as substandard.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a general reserve established by management to absorb losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan portfolio and, at June 30, 2002, reflected an amount, which, in management’s judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.

The allowance for loan losses at June 30, 2002, was approximately $2,080,000 or 1.07% of total loans and leases, as compared to $1,450,000 or 1.05% of total loans at December 31, 2001. The following table provides certain information with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	Dollars in Thousands

	June 30,	December 31,
	2002	2001

Allowance for Possible Loan Losses, Beginning of Period	$1,450	$784

Charge-offs
Commercial and industrial	100	69
Real estate — mortgage	—	—
Consumer loans	111	60

	211	129

Recoveries
Commercial and industrial	42	3
Real estate — mortgage	—	—
Consumer loans	67	19

	109	22

Net charge-offs	102	107
Additions charged to operations	535	773

Adjustment: Acquisition of Loan Portfolio Allowance	197	—
Allowance for Possible Loan Losses, End of Period	$2,080	$1,450

Ratio of Net Charge-offs During the Year to Average Loans Outstanding During the Year	0.06%	0.11%

Ratio of Allowance for Possible Loan Losses to Loans at Period End	1.07%	1.05%

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

Recent Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2002

		Dollars in Thousands

	Estimated Net	Market	Market
Simulated	Interest Income	Value of	Value of
Rate Changes	Sensitivity	Assets	Liabilities

+200	-4.52%	263,608	242,958
-200	-0.08%	276,265	244,579

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2002, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company, the amendment of the 1997 Incentive Stock Option Plan, and the ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants.

1.	Election of Directors of the Company to serve until the next annual stockholders’ meeting

	Number	Number	Number
	of Votes	of Votes	of Votes	Broker
	For	Against	Abstained	Non-Votes

Frank S. Alvarez	1,510,455		55,985
Charles L. Kreagle	1,508,835		57,605
Norman Morales	1,508,970		57,470
Joel H. Ravitz	1,509,103		57,337
Lester Stroh	1,497,726		68,714

2.	Amendment of the 1997 Incentive Stock Option Plan to increase the number of authorized shares by 200,000

Number	Number	Number
of Votes	of Votes	of Votes	Broker
For	Against	Abstained	Non-Votes

999,088	73,848	5,383	488,121

3.	Ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants

Number	Number	Number
of Votes	of Votes	of Votes	Broker
For	Against	Abstained	Non-Votes

1,548,465	11,195	6,780

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 99 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K: None

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF VINEYARD NATIONAL BANCORP

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, and accompanies the quarterly report on Form 10-Q (Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934) for the quarter ended June 30, 2002 of Vineyard National Bancorp.

I, Norman Morales, President and Chief Executive Officer of Vineyard National Bancorp, certify that to the best of my knowledge:

(i)	the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii)	the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Vineyard National Bancorp.

Date: August 14, 2002
	By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer

CERTIFICATION OF DIRECTOR OF FINANCE AND OPERATIONS
OF VINEYARD NATIONAL BANCORP

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, and accompanies the quarterly report on Form 10-Q (Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934) for the quarter ended June 30, 2002 of Vineyard National Bancorp.

I, Jill A. Pierce, Executive Vice President and Director of Finance and Operations of Vineyard National Bancorp, certify that to the best of my knowledge:

(iii)	the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(iv)	the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Vineyard National Bancorp.

Date: August 14, 2002
	By:	/s/ JILL A. PIERCE

Jill A. Pierce Executive Vice President Director of Finance and Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2002.

VINEYARD NATIONAL BANCORP
By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer
By:	/s/ JILL A. PIERCE

Jill A. Pierce Executive Vice President Director of Finance and Operations
By:	/s/ FRANK S. ALVAREZ

Chairman of the Board of Directors
By:	/s/ CHARLES L. KEAGLE

Director
By:	/s/ JOEL H. RAVITZ

Director
By:	/s/ LESTER STROH, M.D.

Director