Form 10-Q
period 2002-09-30
VINEYARD NATIONAL BANCORP
filed 2002-11-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date: 2,714,126 shares of common stock as of October 31, 2002.

VINEYARD NATIONAL BANCORP

FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001,
AND DECEMBER 31, 2001

PART I — FINANCIAL INFORMATION

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
AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited except for December 31, 2001)

	Dollars in Thousands

	September 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$11,187	$8,430
Federal funds sold	—	6,280

Total Cash and Cash Equivalents	11,187	14,710

Investment securities, Available-for-sale	68,915	30,550
Loans, net of unearned income	214,693	133,107
Loans held for sale	949	4,471
Less: Allowance for possible loan losses	(2,685)	(1,450)

Net Loans	212,957	136,128
Bank premises and equipment	5,495	5,388
Accrued interest	1,286	900
Other real estate owned	—	—
Federal Home Loan Bank and other stock, at cost	1,609	177
Other assets	3,474	3,433

Total Assets	$304,923	$191,286

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand deposits	$55,393	$45,951
Savings and NOW deposits	32,657	31,277
Money Market deposits	80,902	19,949
Time deposits in denomination of $100,000 or more	40,803	27,093
Other time deposits	43,138	35,111

Total Deposits	252,893	159,381
Federal Home Loan Bank advances	20,000	3,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	12,000	12,000
Convertible debenture	—	3,750
Accrued employee salary and benefits	1,375	1,252
Accrued interest and other liabilities	2,181	1,448

Total Liabilities	288,449	180,831
Stockholders’ Equity
Contributed capital
Common stock-authorized 15,000,000 shares, no par value; issued and outstanding 2,662,459 and 1,876,126 in 2002 and 2001, respectively	6,046	2,151
Additional paid-in surplus	3,307	3,307
Retained earnings	6,948	5,032
Accumulated other comprehensive income	173	(35)

Total Stockholders’ Equity	16,474	10,455

Total Liabilities and Stockholders’ Equity	$304,923	$191,286

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Interest Income
Interest and fees on loans	$11,932	$7,185	$4,816	$2,808
Interest on Investment Securities Obligations of U.S. Government Agencies and Corporations	1,718	577	642	310
Interest on other securities	43	8	34	1
Interest on deposits	—	6	—	—
Interest on Federal funds sold	73	571	34	125

Total Interest Income	13,766	8,347	5,526	3,244

Interest Expense
Interest on savings deposits	93	142	25	50
Interest on NOW and money market deposits	1,009	408	481	160
Interest on time deposits in denominations of $100,000 or more	955	668	354	294
Interest on other time deposits	938	1,154	320	416
Interest on borrowed funds	1,038	166	374	101

Total Interest Expense	4,033	2,538	1,554	1,021

Net Interest Income	9,733	5,809	3,972	2,223
Provision for Possible Loan Losses	(1,145)	(415)	(610)	(115)

Net Interest Income After Provision for Possible Loan Losses	8,588	5,394	3,362	2,108

Other Income
Fees and service charges	1,105	1,403	365	506
Gain on Sale of Investment Securities	745	—	566	—
Litigation Recovery	540	—	360	—
Other income	150	19	48	4

Total Other Income	2,540	1,422	1,339	510

Other Expense
Salaries and employee benefits	3,693	3,129	1,418	1,085
Occupancy expense of premises	626	490	236	180
Furniture and equipment	570	435	211	154
Debenture conversion	274	—	274	—
Other expense	2,739	1,998	1,170	705

	7,902	6,052	3,309	2,124

Income Before Income Taxes	3,226	764	1,392	494
Income Tax Provision/(Benefit)	1,310	(154)	584	207

Net Income	$1,916	$918	$808	$287

Basic Earnings Per Share	$0.96	$0.49	$0.37	$0.15

Diluted Earnings Per Share	$0.74	$0.44	$0.35	$0.13

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

					Accumulated
	Actual Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income	Total

Balance January 1, 2001	1,864,826	$2,112	$3,307	$3,876	$—	$9,295
Stock Options Exercised	6,300	18				18
Comprehensive income
Net Income				918		918
Unrealized security holding gains (net of $64 tax)					90	90

Total other comprehensive income						90
Total Comprehensive income						1,008

Balance, September 30, 2001	1,871,126	$2,130	$3,307	$4,794	$90	$10,321

					Accumulated
	Actual Number of		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income	Total

Balance January 1, 2002	1,876,126	$2,151	$3,307	$5,032	$(35)	$10,455
Stock options exercised	36,333	145				145
Convertible debenture option	750,000	3,750				3,750
Comprehensive income
Net Income				1,916		1,916
Unrealized security holding gains (net of $464 tax)					640
less reclassification adjustment for gains (net of $313 tax)					(432)	208

Total other comprehensive income						208
Total Comprehensive income						2,124

Balance, September 30, 2002	2,662,459	$6,046	$3,307	$6,948	$173	$16,474

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Dollars in Thousands

	September 30,	September 30,
	2002	2001

Reconciliation of Net Income to Net Cash Provided (Used) by Operating Activities
Net Income	$1,916	$918
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and amortization	857	(304)
Provision for possible loan losses	1,145	415
Adjustment to Allowance for Possible Loan Losses relating to acquired loans	198
Increase in deferred taxes		(532)
Increase in taxes payable	1,111	111
(Increase)/Decrease in other assets	(192)	401
Gain on sale investment securities	(745)
Decrease/(Increase) in loans held for sale	3,522	(2,115)
Decrease in unearned loan fees	(345)	(25)
Increase in interest receivable	(386)	(270)
(Decrease)/Increase in interest payable	(285)	462
Increase in accrued expense and other liabilities	30	238

Total Adjustment	4,910	(1,619)

Net Cash Provided (Used) By Operating Activities	6,826	(701)
Cash Flows From Investing Activities
Proceeds from sales of investment securities available-for-sale	80,798	11,000
Proceeds from maturities of investment securities available-for-sale	13,500	8,666
Net decrease in deposits in other financial institutions		198
Proceeds from principal reductions MBS securities	4,796
Purchase of investment securities available-for-sale	(136,630)	(41,773)
(Purchase)/Sale of Federal Home Loan Bank & other stock	(1,432)	31
Recoveries on loans previously written off	132	15
Net loans made to customers and principal collection of loans	(81,481)	(31,886)
Capital expenditures	(689)	(294)

Net Cash Used By Investing Activities	(121,006)	(54,043)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	9,442	15,297
Net increase in certificates of deposits	84,070	32,078
Net change in Federal Home Loan Bank Advances	17,000
Issuance of Convertible Debentures		3,546
Stock options exercised	145	18

Net Cash Provided By Financing Activities	110,657	50,939

Net Decrease in Cash and Cash Equivalents	(3,523)	(3,805)
Cash and Cash Equivalents, Beginning of year	14,710	16,793

Cash and Cash Equivalents, End of quarter	$11,187	$12,988

Supplemental Information
Change in estimated market value for investment securities	$359	$152
Income tax paid	$46	$—
Conversion of debentures	$3,750	$—

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include Vineyard National Bancorp and its wholly owned subsidiaries (the “Company”), Vineyard Bank (the “Bank”), and Vineyard Statutory Trust I (the “Trust”). Intercompany balances and transactions have been eliminated.

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

The allowance for possible loan losses is maintained through provisions, charged to expenses, at a level considered adequate to provide for potential loan losses, based on management’s evaluation of the composition of the loan portfolio, the performance of the loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 (as superceded by SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This Statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.

This statement requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. This statement will be effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which require that most financial services companies subject to long-term customer relationship intangible assets to an annual impairment test of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 will not have a material impact on the financial condition of operating results of the Company.

NOTE 2 — PARENT COMPANY ITEMS

During the second quarter ended June 30, 2001, the Company issued $3.75 million of Convertible Subordinated Debentures (the “Debentures”) in a private placement offering. The majority of the net proceeds were contributed into the Bank as additional capital to support its growth. The Debentures were due June 30, 2008, carried an interest coupon of 10% per annum, and may be converted into common stock at any time prior to maturity or redemption at a price of $5.00 per share. The Debentures were redeemable at the option of the Company beginning July 1, 2003, in whole or in part, based on pre-determined redemption prices and contingent on satisfaction of certain market price conditions. The private placement offering was marketed to institutional and accredited investors, with a minimum principal amount of $3 million to become effective.

With the issuance of the Debentures and with their convertibility feature, the company’s Diluted Earnings Per Share (“EPS”) calculations contained a measurable difference as discussed in Note 3 below. The Debentures were registered on March 13, 2002 and trade under CUSIP number 927427 AA 2.

During the third quarter of 2002, the Debentures were converted into Common stock of the Company at the redemption price of $5.00 per share. To induce the conversion of the debt, the Company offered to pay holders of the debentures an amount equivalent to the amount as if interest was payable through June 30, 2003 on those debentures. The total amount of inducement was $274,000, which was charged to noninterest expense of the Company during the third quarter ended September 30, 2002.

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

The trustee of the statutory trust is State Street Bank & Trust Co.

In September 2002, the Company contributed $3 million in cash to its wholly owned subsidiary, Vineyard Bank, as working capital.

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

The following tables set forth the Company’s earnings per share calculations for the nine and three month periods ended September 30, 2002 and 2001 and the Company’s book value per share at September 30, 2002 and December 31, 2001. In the following table, (1) “Debentures” refer to the amount of possible shares that can be issued from the conversion of the Debentures, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding and exercisable at each measurement date.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2002	2001	2002	2001

Shares outstanding at the end of the period	2,662,459	1,871,126	2,662,459	1,871,126
Impact of weighting shares issued during the period	(675,920)	(3,537)	(495,943)	—

Used in Basic EPS	1,986,539	1,867,589	2,166,516	1,871,126
Dilutive effect of outstanding stock options	131,319	32,584	167,539	71,958
Dilutive effect of convertible debentures	656,373	420,330	—	750,000

Used in Diluted EPS	2,774,231	2,320,503	2,334,055	2,693,084

Net Income	$1,916	$918	$808	$287
Plus: Interest on Convertible Debentures assuming conversion (after tax)	148	96	—	59

Net Income applicable to common shares	$2,064	$1,014	$808	$346

Basic Earnings Per Share	$0.96	$0.49	$0.37	$0.15
Diluted Earnings Per Share	$0.74	$0.44	$0.35	$0.13

	September 30,	December 31,
	2002	2001

Period-end shares outstanding
Basic	2,662,459	1,876,126
Debentures	—	503,425
Dilutive Effect of Options	—	49,485

	2,662,459	2,429,036

Basic book value	$6.19	$5.57
Diluted book value	N/A	$5.33

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vineyard National Bancorp (the “Company”) is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are those conducted by, Vineyard Bank, a state banking association (the “Bank”). The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates six full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, Crestline, Blue Jay, and La Verne, in addition to a real estate loan production office in Manhattan Beach and SBA lending offices in San Diego and Beverly Hills. Effective November 12, 2002, shares of the Company’s common stock are traded on the Nasdaq National Market under the ticker symbol VNBC. Prior to November 12, 2002, shares of the Company’s common stock traded on the Nasdaq SmallCap Market under the same ticker symbol.

RESULTS OF OPERATIONS

Net earnings for the quarter ended September 30, 2002 were $808,000, or $0.35 per diluted share, compared with net earnings of $287,000, or $0.13 per diluted share, for the similar quarter ended in 2001, or an increase of 182%. Net earnings for the third quarter of 2002 included a one-time charge related to the early conversion of the Company’s Subordinated Debentures in the amount of $274,000. Absent this charge, on a tax effected basis, the Company’s net earnings would have been $967,000 for the third quarter of 2002, or $0.41 per diluted share.

The results for the third quarter of 2002 under-states the significant improvement in operating performance over the same period in 2001. Earnings before income taxes and provisions for possible loan losses in the third quarter of 2002 were $2,002,000, as compared to $609,000 for the third quarter of 2001, or an improvement of approximately 230%. Net earnings for the third quarter of 2002 produced an annualized return on average equity of 22.6% for the period, and 27.1% when the one-time charge is excluded.

For the nine months ended September 30, 2002, net earnings were $1,916,000, or $0.74 per diluted share, compared with net earnings of $918,000, or $0.44 per diluted share, for the similar nine month period in 2001, or an increase in net earnings of 109%. Excluding the one-time conversion charge from the nine month results would have produced net earnings of $2,075,000, on a tax effected basis, or $0.81 per diluted share.

Earnings before income taxes and provisions for possible loan losses for the nine months ended September 30, 2002, were $4,371,000, as compared to $1,179,000 for the same period in 2001, or an improvement of over 270%. Net earnings for the first nine months of 2002 produced an annualized return on average equity of 20.6% for the period, and 22.2% when the one-time charge is excluded.

For the quarter ended September 30, 2002, the Company’s net interest income before its provision for possible loan losses increased by $1,749,000, or 79% as compared with the same period in 2001. Other operating income for the third quarter of 2002 increased by $829,000, or 163%, as compared to the same period in 2001. Total net revenues (net interest income and other operating income) for the third quarter of 2002 increased by $2,578,000 or 94% as compared to the same period in 2001.

The Company previously issued $3.75 million in Convertible Debentures during the second quarter of 2001, with the proceeds used to support the Company’s strategic plan by infusing additional capital into Vineyard Bank. During the third quarter of 2002, the Company offered the holders of the Debentures an inducement to convert into the Company’s common stock at the predetermined price, an amount which totaled $274,000. During the third quarter, all of the Debentures were converted into the Company’s common stock, and the corresponding debt was extinguished.

The Debenture conversion will be immediately accretive to the Company’s operating income for the fourth quarter of 2002 and beyond, with the retirement of the debt service requirements, which had a cost of $0.02 per diluted share per quarter. The one-time charge related to the conversion also affected the 2002 third quarter results by an additional $0.06 per diluted share.

The Debenture conversion will not only relieve the Company of its debt service requirements, but with the increase in stockholders’ equity related to the conversion, the Company now meets the listing requirements to qualify for the Nasdaq National Market.

For the nine months ended September 30, 2002, total assets increased by $113.6 million, or 59%, to $304.9 million over year-end 2001 results. The Company’s growth in its loan portfolio produced an increase of $78.1 million or 57% for the nine months ended September 30, 2002, bringing gross loans outstanding to $215.6 million as compared to the prior year-end 2001’s level of $137.6 million.

The Company continued to augment its liquidity position by increasing its investment portfolio by $38.4 million during the first nine months of 2002, to $68.9 million. The Company has been successful during the current year in attracting local deposit funds and has continued to enhance its liquidity. These liquid assets are further available to support the Company’s lending initiatives. During the second quarter of 2002, the Company also increased its line of credit with the Federal Home Loan Bank of San Francisco to an amount equal to 20% of the Company’s total assets, or approximately $60.0 million at September quarter-end 2002. At September 30, 2002, the Company had outstanding $20.0 million in FHLB advances to support its operations.

For the nine months ended September 30, 2002, total deposits increased by $93.5 million, or 59%, to $252.9 million, as compared to year-end 2001’s level of $159.4 million. The Company continues to seek out and develop depository relationships with both local businesses and individuals. Each of the Company’s six community banking centers has actively deployed its personnel into the local markets, and together with additional branding and marketing campaigns, continues to increase their respective market share in each community. The Company’s cost of funds of approximately 2.0% remains consistent with the levels experienced over the past two years while it has increased the total deposit base by approximately $100 million between December 31, 2001 and September 30, 2002.

The Company has been operating under a Strategic Plan for the past seven quarters, with continued emphasis on building specialty lines of business to compliment its community and business banking operations. The Company has grown by approximately 175% in assets, 170% in loans and 150% in deposits during this period. Vineyard Bank’s capital position of approximately $27.5 million continues to increase through its operations, with capital ratios far in excess of regulatory minimums to be considered “well capitalized.”

During the third quarter of 2002, the Company added three new specialty lines of businesses to its existing offerings: Small Business Administration (SBA) lending, Single Family Residence (SFR) Tract Construction financing, and Religious Financial Services. In each case, the new business produced from these specialty lines was minimal during the third quarter, though the cost of sourcing these operations was incurred during the period. The benefits derived from these three operations will become apparent beginning in the fourth quarter of 2002.

Total operating expenses for the third quarter of 2002 increased by $1,185,000 or 56% over the same period in 2001. Excluding the one-time Debenture conversion charge of $274,000, total operating expenses would have increased $911,000, or 43%. Salaries and benefits comprised the largest category, representing $1,418,000 in expenses as compared to total operating expenses of $3,309,000, or 43% of the total amount, for the third quarter of 2002.

Total operating expenses for the nine months ended September 30, 2002, increased by $1,850,000 or 31% over the same period in 2001. Excluding the one-time Debenture conversion charge, total operating expenses would have increased $1,576,000, or 26%. Salaries and benefits comprised the largest category, representing $3,693,000 in expenses as compared to total operating expenses of $7,902,000, or 47% of the total amount, for the first nine months of 2002.

As previously stated, the Company’s marketing and branding program, costs associated with resourcing its three new specialty lines, and general support for the growth initiatives contributed to the quarterly increase in operating expenses. The Company’s efficiency ratio, which measures the relationship of total operating expenses and total operating income, was 62% for the quarter ended September 30, 2002 and 57% when the Debenture conversion charge is excluded, as compared with 78% for the same period in 2001.

The Company’s continued growth of its loan portfolio necessitated a provision for possible loan losses in the amount of $610,000 for the third quarter of 2002, compared to a provision of $115,000 in the same period for 2001. This increased the allowance for possible loan losses to $2.7 million, or 1.25% of gross loans outstanding at September 30, 2002. For the nine months ended September 30, 2002, the Company’s provision for possible loan losses was $1,145,000, as compared with $415,000 for the same period in 2001.

Asset quality remains strong, with the Company reporting only one secured, non-performing loan for approximately $110,000 and no real estate owned through foreclosure (OREO) at September 30, 2002. Net charge-offs for the third quarter were approximately $15,000, and $107,000 for the nine months ended September 30, 2002.

The Company recorded an income tax provision for the third quarter of 2002 in the amount of $584,000, as compared with $207,000 for the same period in 2001. For the nine months ended September 30, 2002, the Company’s income tax provision was $1,310,000 versus an income tax credit of $154,000 for the same period in 2001. During the first six months of 2001, the Company benefited from the release of a valuation reserve associated with a previously established deferred income tax asset. The impact of this benefit effectively neutralized the tax liability for 2001.

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

Though the Company is asset-sensitive, its loan portfolio is sufficiently blended in composition and complexity to weather the effects of the market rate decreases experienced over the past twenty-one months, with only a modest net interest margin compression. A substantial portion of the Company’s immediately repricable loan portfolio have reached their floor rates and do not continue to adjust downward if the Federal Reserve Bank lowers rates. The effect of this also contributed to the minimal compression experienced. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates.

An additional form of funding for the Bank’s growth is debt issued by the Company which results in a higher consolidated cost of funds. For the nine months ended September 30, 2002, the average effective cost of funds for the Bank was 2.0% compared to 2.3% for the Company. The result of the increase in interest expense affects the Company’s net interest margin. The Company’s net interest margin decreased from 6.2% at year end 2001 to 5.7% at September 30, 2002. However, the Bank’s net interest margin remained consistently strong decreasing from 6.4% at year end 2001 to 6.2% at September 30, 2002, a compression of only 20 basis points principally from the effect of new lending originations and yields less than the original, existing portfolio.

The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs, for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$206,942	$4,816	9.2%	$108,065	$2,808	10.4%
Investment securities	50,350	642	5.0%	23,489	310	5.2%
Federal funds sold	8,061	34	1.7%	10,697	125	4.7%
FHLB & other stock	1,601	34	8.4%	126	1	3.2%

Total Interest-earning assets	266,954	5,526	8.2%	142,377	3,244	9.1%

Other assets	19,670			18,766
Less: allowance for possible loan losses	(2,260)			(1,097)

Total assets	$284,364			$160,046

Liabilities and Stockholders’ Equity
Savings deposits	$98,790	506	2.0%	$43,821	210	1.9%
Time deposits	76,911	674	3.5%	56,158	710	5.1%
Short term borrowings	23,874	113	1.9%	—	—
Trust preferred securities	12,000	170	5.6%	—	—
Convertible debentures	3,650	91	9.9%	3,750	101	10.8%

Total interest-bearing liabilities	215,225	1,554	2.9%	103,729	1,021	3.9%

Demand deposits	57,225			43,536
Other liabilities	1,564			2,587
Stockholders’ equity	10,350			10,194

Total liabilities and Stockholders’ equity	$284,364			$160,046

Net Interest Spread			5.3%			5.2%

Net Interest Income and Net Interest Margin		$3,972	5.9%		$2,223	6.3%

	For the Nine Months Ended September 30,

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Loans	$173,593	$11,932	9.2%	$90,165	$7,185	10.7%
Investment securities	46,584	1,718	4.9%	12,945	583	5.9%
Federal funds sold	5,929	73	1.6%	17,144	571	4.5%
FHLB & other stock	1,044	43	5.5%	203	8	5.3%

Total Interest-earning assets	227,150	13,766	8.1%	120,457	8,347	9.3%

Other assets	19,326			17,718
Less: allowance for possible loan losses	(1,838)			(914)

Total assets	$244,638			$137,261

Liabilities and Stockholders’ Equity
Savings deposits	$77,278	1,102	1.9%	$39,192	550	1.9%
Time deposits	68,596	1,893	3.7%	44,275	1,822	5.5%
Short term borrowings	18,004	253	1.9%	—	—
Trust preferred securities	12,000	507	5.6%	—	—
Convertible debentures	3,650	278	10.2%	1,693	166	13.1%

Total interest-bearing liabilities	179,528	4,033	3.0%	85,160	2,538	4.0%

Demand deposits	51,997			39,825
Other liabilities	1,306			2,468
Stockholders’ equity	11,807			9,808

Total liabilities and Stockholders’ equity	$244,638			$137,261

Net Interest Spread			5.1%			5.3%

Net Interest Income and Net Interest Margin		$9,733	5.7%		$5,809	6.4%

The Company’s gross interest income on all interest-earning assets for the three and nine months ended September 30, 2002 was $5,526,000 and $13,766,000, respectively, an increase of $2,282,000, or 70.3%, and $5,419,000, or 64.9%, respectively, as compared with the results from the same periods in 2001. The effective yield on all interest-earning assets for the three and nine months ended September 30, 2002 were 8.2% and 8.1%, respectively, as compared to the 9.1% and 9.3% levels reported for the same periods in 2001, respectively, when market rates where higher. The increase in interest income over the prior year is due to the greater volume of earning assets. The average balance of the loan portfolio outstanding for the nine month period ended September 30, 2002 increased by $83.4 million or 92.5% compared to the average balance of the loan portfolio outstanding for the same prior period end 2001. The Company has introduced business lines associated with the origination of single-family residence construction lending (including single-family tract home construction financing) along the coastal communities of the Los Angeles and Orange counties, expanded commercial and industrial lending, and commercial real estate mortgage products, with a de-emphasis on consumer installment lending. In augmenting the earning assets of the Bank, management invested in U.S. Government agency bonds and U.S. Government-sponsored mortgage-backed securities which contributed to the increase in interest income. The average balance of the investment securities was $46.6 million generating interest income of $1,718,000 for the nine months ended September 30, 2002 as compared to the average balance of $12.9 million for the same period ended 2001 generating interest income of $583,000.

The Company funds its operations through deposits, equity capital and short term borrowings. During the nine months ended September 30, 2002, total funding growth was $110.5 million, with deposit growth of $93.5 million and additional FHLB borrowings of $17 million. The Bank utilized advances from a credit line established with the Federal Home Loan Bank (“FHLB”). The Bank has a total borrowing capacity from the FHLB of up to 20% of its total assets. Such borrowing facility is utilized by the Bank as an alternative source of liquidity and all borrowings are collateralized by certain loans and/or investment securities pledged by the Bank. These borrowings have been short term, typically three to twelve months, with a floating rate tied to Libor indices. Interest expense relating to such borrowings were $113,000 and $253,000 for the three and nine months ended September 30, 2002. In addition, certain funds from the issuance of the Convertible Debentures and the statutory trust preferred securities as discussed in Note 2 of ITEM 1 — Financial Statements above were downstreamed from the Company to the Bank as equity and utilized as other sources of funding by the Bank. Interest expense on the Convertible Debentures were $91,000 and $278,000 for the three and nine months ended September 30, 2002, respectively, compared to $101,000 and $166,000 during the same prior year periods. Interest expense on the trust preferred securities were $170,000 and $507,000 for the three and nine months ended September 30, 2002, respectively, compared to none during the same prior year periods. The interest expense relating to these instruments, combined with the increase of FHLB advances and the growth in interest-bearing deposits, increased the gross interest expense on all interest-bearing liabilities for the three and nine months ended September 30, 2002 to $1,554,000 and $4,033,000, respectively, an increase of $533,000, or 52.2%, and $1,495,000, or 58.9%, as compared with the same respective periods in 2001. The Company’s average effective cost of funding, inclusive of demand deposits and Company debt, for the three and nine months ended September 30, 2002 were 2.3% for each period, as compared to 2.8% and 2.7% for the same periods in 2001. The Bank’s average effective cost of funding, exclusive of Company debt, was 2.0% for both the three and nine month periods ended September 30, 2002 as compared to 2.5% and 2.6% for the same respective periods in 2001, representing a continuing favorable decline.

The effect of these changes to the balance sheet composition and the Company’s growth, and the compression on market interest rates has produced net interest income, before its provision for possible loan losses, for the three and nine months ended September 30, 2002 of $3,972,000 and $9,733,000, respectively, an increase of $1,749,000, or 78.7%, and $3,924,000, or 67.6%, over the same periods in 2001, respectively.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated. As the table illustrates, the Company has begun shifting its emphasis on loan origination in a manner consistent with its efforts to broaden and diversify its lending operations.

	Dollars in Thousands

	September 30,	Portfolio	December 31,	Portfolio
	2002	%	2001	%

Commercial and industrial	$20,520	10%	$20,219	15%
Real Estate — construction	79,815	37%	33,254	24%
Real Estate — mortgage
Commercial	77,266	35%	52,458	38%
Residential	29,768	14%	19,063	14%
Small Business Administration “SBA” loans	1,279	1%	—	—
Consumer loans to individuals	6,028	3%	8,318	6%
Loans held for sale	949	0%	4,471	3%
All other loans (including overdrafts)	62	0%	184	0%

Gross Loans	$215,687	100%	$137,967	100%

Unearned income on installment loans	(49)		(117)
Deferred loan fees	4		(272)

Loans, Net of Unearned Income	$215,642		$137,578

PROVISIONS FOR POSSIBLE LOAN LOSSES

During the three month period ended September 30, 2002, a provision of $610,000 was made as compared to $115,000 for the same period in 2001. Total provision for possible loan losses was $1,145,000 for the nine month period ended September 30, 2002 as compared to $415,000 for the same period in 2001. Net loan charge-offs were $108,000 for the nine months ended September 30, 2002, as compared to $48,000 for the same period in 2001.

The Company’s allowance for possible loan losses increased to $2,685,000 at September 30, 2002, or 1.25% of gross loans outstanding, compared with $1,450,000, or 1.05% at December 31, 2001. Additions to the reserve are effected through the provision for possible loan losses, which is an operating expense of the Company. A further addition to reserve was through an adjustment of $198,000 relating to the purchased allowance for loan losses on an acquired loan portfolio. Such loan portfolio was acquired at fair value. The difference between the amount paid and the fair value of the loans represents the premium relating to such loans and is amortized over the life of the loans as a charge to expense.

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

NONINTEREST INCOME

Noninterest income for the three and nine months ended September 30, 2002 were $1,339,000 and $2,540,000, respectively, as compared to $510,000 and $1,422,000 for the same respective periods in 2001. This represents an increase of $829,000, or 162.5%, and $1,118,000, or 78.6%, respectively.

Contributing to the increase in noninterest income were the gains recognized on the sale of investment securities, which amounted to $566,000 during the three months ended September 30, 2002 and $745,000 for the nine months ended September 30, 2002. It is management’s intent to maintain the investment securities in its available-for-sale portfolio in accordance with SFAS No. 115. During 2002, management sold certain investment securities to manage liquidity and interest rate risk during a time when the market environment was favorable and therefore, generated gains from such sales.

During 2002, the Company received $540,000 in a litigation recovery from its former commercial insurance couriers. This stems from a reimbursement of legal fees advanced by the Bank over a period of several years in the early to mid 1990’s. The original lawsuit brought by a former borrower of the Bank was on a claim regarding the wrongful foreclosure of the borrower’s property.

Fees and service charges represents service charges on deposit accounts, fees associated with mortgage loans originated for sale, fees associated with Visa check cards, and other income.

Other income consists of fee income from various services offered, sales commissions, safe deposit rental, and sundry other income.

NONINTEREST EXPENSES

Noninterest expense for the three and nine months ended September 30, 2002 were $3,309,000 and $7,902,000, respectively, as compared to $2,124,000 and $6,052,000 for the same periods in 2001, respectively, representing an increase of $1,185,000, or 55.8%, and $1,850,000, or 30.6%, respectively. Noninterest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other noninterest expense.

Management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. Seasoned and experienced individuals have been recruited during the year 2001, and through the third quarter 2002, from other local financial institutions to head the respective areas of credit administration, finance, information technology, and business development for commercial and community banking. With the addition of these individuals and the entire cadre of existing personnel, the Company has been able to produce significant growth in deposits and loans, over the same period in 2001, while providing for the infrastructure to support longer-term growth. These changes have increased the Company’s expenses associated with salaries and other benefits by $564,000, or 18.0%, for the nine months ended September 30, 2002 as compared to the same period in 2001. The total number of full-time equivalent employee was 112 on September 30, 2002 versus 83 one year ago.

Expenses related to occupancy and furniture & equipment were $447,000 and $1,196,000 for the three and nine months ended September 30, 2002, respectively, representing increases of $113,000, or 33.8%, and $271,000, or 29.3%, for the same periods in 2001, respectively. In connection with the increase in bank personnel as discussed above, occupancy expense and furniture & equipment expense have increased to accommodate a larger work force. These expenses consist of rent, taxes, maintenance, repair and depreciation of Bank owned and leased branch buildings. In December 2001, the Company acquired an additional branch location in the city of La Verne and the costs associated with the occupancy expense of that location are included in this increase as well as the first full year of operation for the loan production office located in Manhattan Beach. Beginning the third quarter of 2002, rent expense is being incurred for the SBA loan production offices in San Diego and Beverly Hills.

Professional expenses increased $124,000, or 144.2%, and $151,000 or 54.9%, for the three and nine months ended September 30, 2002 as compared to the respective prior periods in 2001. The increase is due primarily to professional services rendered relating to a one-time marketing agreement incurred by the Bank for $109,000.

In September 2002, the Company paid $274,000 to holders of the Convertible Debentures to induce the conversion of those instruments into Common stock of the Company. The conversion expense was equivalent to the amount as if interest was to be paid through June 30, 2003. The amount was charged to noninterest expense.

Other expenses increased $241,000, or 147.9%, and $301,000, or 61.4%, for the three and nine months ended September 30, 2002 as compared to the respective prior periods in 2001. The increase is due predominately to the acceleration and write-off of an intangible asset on the Bank’s financials in the amount of $197,000. As of September 30, 2002, the Company has no intangible assets. Other areas contributing to the increase of other expense are in the areas of business development expense as the Company increases its campaign efforts with respect to marketing new products and services, data processing expense related to the acquisition and ongoing processing for the new La Verne branch, operating expenses incurred relating to the new SBA offices in San Diego and Beverly Hills, and holding company operating expenses.

The following table sets forth the breakdown of noninterest expenses for the nine and three month periods ended September 30, 2002 and 2001:

	Dollars in Thousands

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Salaries and employee benefits	$3,693	$3,129	$1,418	$1,085
Occupancy	626	490	236	180
Furniture and equipment	570	435	211	154
Other non-interest expenses:
Data processing	513	513	157	168
Business development	463	307	192	131
Office supplies, postage, and telephone	410	277	156	100
Professional	426	275	210	86
Bank insurance and assessments	136	136	51	57
Debenture conversion	274	—	274	—
Other	791	490	404	163

Total Non-Interest Expenses	$7,902	$6,052	$3,309	$2,124

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

During the nine months ended September 30, 2002, the Company’s assets increased by approximately $113.6 million, or 59.4%, as compared to December 31, 2001. The Company continued to have adequate cash resources with $11.2 million of cash and funds held on deposit at other financial institutions and $68.9 million in investment securities at September 30, 2002. The overall levels in liquidity increased by $34.8 million, or 77.0%, and resulted in increased levels of higher yielding investment securities and decreased levels of Federal funds sold. The Company’s investment portfolio had $299,000 of unrealized gains on estimated fair values when compared to book values at September 30, 2002.

Total outstanding loans increased during the nine month period ended September 30, 2002 by $78.1 million, or 56.7%, primarily in the area of real estate, including construction, commercial and residential mortgages. There was one loan placed on non-accrual status (not generating income currently) at September 30, 2002. Such loan is fully secured by real estate. The Company has no other non-performing assets including OREO as of such date.

The Company’s asset growth was primarily funded by the increase in deposits. During the nine month period ended June 30, 2002, total deposits increased by $93.5 million, or 58.7%. All areas of deposit product types experienced growth over the year-end 2001 levels, such as: demand deposits by $9.4 million, Savings and NOW accounts by $1.4 million, money market accounts by $61.0 million, time deposits in excess of $100,000 by $13.7 million, and other time deposits increased by $8.0 million. Management’s efforts to generate significant levels of liquidity in the nine months of 2002 to support its lending activities were a result of a targeted and focused campaign to generate deposits in the communities the Company serves. These efforts were supported by increased activities by the Company’s business development personnel, marketing and advertising campaigns, and promotional interest rates on certain products.

The Bank is a member in the Federal Home Loan Bank. This provides for an alternative funding source for the Bank in the form of a credit line. This line provides for a maximum advance of up to 20% of the Bank’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, qualifying investment securities, and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At September 30, 2002, the amount of borrowing was $20.0 million with the utilization of the advance line, reaching a high of $31.5 million in outstanding balances during the nine month period ended September 30, 2002.

Total stockholders’ equity increased from $10.5 million at December 31, 2001, to $16.5 million at September 30, 2002, principally as a result of net income generated for the nine months ended September 30, 2002 and the conversion of the Debentures into common stock of the Company.

The Company’s primary regulator, the Federal Reserve Bank, and the Bank’s primary regulators, the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), adopted risk-based capital guidelines which require bank holding companies and banks to maintain minimum total capital of 8% (of which 4% must consist of Tier 1 capital) of risk-weighted assets. Further, the Federal Reserve Bank and FDIC generally require bank and bank holding companies to have a minimum leverage ratio of at least 4% to be considered “adequately capitalized” for Federal regulatory purposes. As of September 30, 2002, the Company had a ratio of total capital to risk-weighted assets of 14.3%, a ratio of Tier 1 capital to risk-weighted assets of 10.0%, and a leverage capital ratio of 7.5%. As of September 30, 2002, the Bank had a ratio of total capital to risk-weighted assets of 13.9%, a ratio of Tier 1 capital to risk-weighted assets of 12.7%, and a leverage capital ratio of 9.0%. Further, since the Bank’s Total Capital, Tier 1, and Leverage ratios exceed 10%, 6%, and 5%, respectively, the Bank is considered “Well-Capitalized” under the regulatory framework for prompt corrective action. The Bank’s capital ratios were favorably impacted by the contribution from the Company to the Bank of $11.2 million in capital generated by the sale of the Debentures and Trust Preferred Securities during 2001. Further, in September 2002, the Company contributed an additional $3 million in capital to the Bank to support the Bank’s growth. The Company’s management believes that, under current regulations, the Company and the Bank will continue to meet these minimum capital requirements in the foreseeable future, and for the Bank to continue to be “Well-Capitalized”.

ASSET QUALITY —

NON-PERFORMING LOANS

The following table sets forth information regarding the Company’s non-performing loans at September 30, 2002 and December 31, 2001:

	Dollars in Thousands

	September 30,	December 31,
	2002	2001

Accruing Loans More Than 90 Days Past Due[1]	$0	$0
Renegotiated loans[2]	0	0
Non-accrual loans
Commercial and industrial	117	0
Real estate	0	0

Total non-accrual loans	$117	$0

Total Non-Performing Loans	$117	$0

(1)  Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discounted) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2)  Renegotiated loans are those that have been renegotiated to provide a deferral of interest or principal. The Bank had no renegotiated loans at September 30, 2002 or at December 31, 2001.

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

As of September 30, 2002, the Bank’s classified loans consisted of approximately $2.7 million of loans classified as substandard.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a general reserve established by management to absorb losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan portfolio and, at September 30, 2002, reflected an amount, which, in management’s judgment, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the allowance, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.

The allowance for possible loan losses at September 30, 2002, was approximately $2.7 million, or 1.25%, of total loans, as compared to $1.5 million, or 1.05%, of total loans at December 31, 2001. The following table provides certain information with respect to the Company’s allowance for possible loan losses as well as charge-off and recovery activity.

	Dollars in Thousands

	September 30,	December 31,
	2002	2001

Allowance for Possible Loan Losses, Beginning of Period	$1,450	$784
Charge-offs
Domestic
Commercial and industrial	117	69
Real estate — mortgage	—	—
Consumer loans	123	60

	240	129

Recoveries
Domestic
Commercial and industrial	48	3
Real estate — mortgage	—	—
Consumer loans	84	19

	132	22

Net charge-offs	108	107
Additions charged to operations	1,145	773

Adjustment: Acquisition of Loan Portfolio Loan Loss Reserves	198	—
Allowance for Possible Loan Losses, End of Period	$2,685	$1,450

Ratio of Net Charge-offs During the Year to Average Loans Outstanding During the Year	0.06%	0.11%

Ratio of Reserve for Possible Loan Losses to Loans at Period End	1.25%	1.05%

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

This SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the Economic Value of Equity (EVE) or Earnings at Risk (EAR) to monitor its IRR.

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon. The table below shows the estimated impact of changes in interest rates on EVE and EAR on September 30, 2002, assuming shifts of 100 to 200 basis points in both directions:

	Dollars in Thousands

	Economic Value of Equity		Earnings at Risk

Simulated	$	%	$	%
Rate Changes	Change	Change	Change	Change

+ 200	(3,015)	-7.4	651	4.8
+ 100	(987)	-2.4	169	1.2
- 100	(720)	-1.8	(62)	-0.5
- 200	(1,759)	-4.3	(243)	-1.8

The amount and percentage changes represent the cumulative dollar and percentage change in each rate change scenario from the base case. These estimates are based upon a number of assumptions, including: the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

At September 30, 2002, the Company’s estimated changes in Economic Value of Equity and Earnings at Risk were within the ranges established by the Board of Directors.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation in the ordinary course of its business. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None

b)	Reports on Form 8-K:

The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002:

i)	July 10, 2002 — Press Release: Second Quarter Operating Results
ii)	July 10, 2002 — Press Release: Restricted Share Plan
iii)	July 22, 2002 — Press Release: Stock Repurchase Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2002.

VINEYARD NATIONAL BANCORP

By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer

By:	/s/ GORDON FONG

Gordon Fong Senior Vice President and Chief Financial Officer

By:	/s/ FRANK S. ALVAREZ

Chairman of the Board of Directors

By:	/s/ CHARLES L. KEAGLE

Director

By:	/s/ JOEL H. RAVITZ

Director

By:	/s/ LESTER STROH, M.D.

Director