Form 10-K
period 2002-12-31
VINEYARD NATIONAL BANCORP
filed 2003-03-28
CIK 840256

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 0-20862

VINEYARD NATIONAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California (State of other jurisdiction of incorporation or organization)	33-0309110 (IRS Employer Identification Number)

9590 Foothill Boulevard Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)

Registrant’s telephone number, including area code: (909) 987-0177

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [    ] No [ x ]

     The aggregate value of the 1,553,466 shares of Common Stock of the registrant issued and outstanding, which excludes 372,326 shares held by all directors and executive officers of the registrant as a group, was approximately $14.0 million based on the last closing sales price on a share of Common Stock of $9.00 as of June 28, 2002.

     2,827,318 shares of Common Stock of the registrant were outstanding at March 7, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. Business

Vineyard National Bancorp

     Vineyard National Bancorp (the “Company”) was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Company acquired all of the voting stock of Vineyard Bank (the “Bank”). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of the Bank, a $384.6 million (asset) commercial bank, and the business of the Bank is carried on as a wholly-owned subsidiary of the Company. On November 12, 2002, the Company’s common stock was listed on the NASDAQ National Market System and is publicly traded under the symbol “VNBC”. Prior to that, the Company’s common stock was traded on the NASDAQ SmallCap Stock Market under the same symbol. The Company had approximately 1,031 shareholders that own approximately 2,827,318 shares of the Company’s common stock as of March 7, 2003.

     The Company’s principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. Vineyard Statutory Trust I and Vineyard Statutory Trust II are wholly-owned subsidiaries of the Company, formed on December 12, 2001 and December 19, 2002, respectively, for the sole purpose of issuing trust preferred securities and to pay dividends on such instruments. The Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under Federal Reserve Board regulations.

     The Company’s principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company (See Item 1. Description of Business; Supervision and Regulation — Dividends and Other Transfer of Funds).

     As of December 31, 2002, the Company had total consolidated assets of approximately $385.3 million, total consolidated net loans of approximately $253.3 million, total consolidated deposits of approximately $287.5 million and total consolidated stockholders’ equity of approximately $20.0 million.

Vineyard Bank

     The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank converted its charter to a California-chartered commercial bank and now operates under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank determined that it could better serve its customers by converting to a state bank, which provided the Bank with increased lending limits. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank is a non-member of the Federal Reserve System.

     The Bank is a community bank, dedicated to relationship banking and the success of its customers. The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate commercial business and commercial real estate loans, primarily to small businesses, churches and private schools, single-family construction loans (both tract and coastal loans), Small Business Administration (“SBA”) loans and, to a lesser extent, single-family permanent loans and various types of consumer loans. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $10 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Bank has experienced substantial growth in recent years as it has expanded its core deposit franchise and increased its originations of commercial and residential construction loans.

     The Bank operates six full-service branch offices, which are located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline and Blue Jay, all of which are located in San Bernardino County, California. San Bernardino County is located approximately 50 miles east of Los Angeles, California. The Rancho Cucamonga office also serves as the Company’s headquarters. A seventh full-service branch office is planned for Corona, California, and is scheduled to open during the second quarter of 2003. The new branch will give the Bank a greater extension into the Anaheim and Northern Orange County region of California. In addition, the Bank operates a loan production office in the city of Manhattan Beach, California, principally for the marketing and origination of single-family construction lending in the coastal communities of surrounding Los Angeles. The Bank also operates two loan production offices located in San Diego, California, and Beverly Hills, California. These offices are principally for the origination of SBA loans.

     The Bank is, and has been since inception, headquartered in Rancho Cucamonga, California and continues to have its roots in San Bernardino County. The Bank believes that the demand for business and housing loans will remain strong in the immediate future in the Bank’s primary market area, particularly in San Bernardino County. Even during slow economic periods, businesses continue to grow in San Bernardino County as the population migrates from heavily populated areas such as Los Angeles County into San Bernardino County where the cost of living and doing business are relatively less expensive. San Bernardino County is an industrial/suburban area that serves as geographic portal for many of the products that are shipped into the port of Los Angeles and distributed through channels in the San Bernardino County region to the rest of the United States. As business opportunities continue to grow in San Bernardino County, demand for housing increases as the population expands in the area.

     The Bank attempts to differentiate itself from its competitors by providing personalized service and building relationships with its customers. The Bank believes relationship management is best delivered in contemporary, well-appointed and efficient banking centers. Beginning in mid-2003, the existing community banking centers will be redesigned to afford Bank clients and employees with an environment conducive to providing personalized customer service. In addition, ATM machines will be upgraded with current technology to support branch designs and to better serve the Bank’s customers. The Bank believes that alternative delivery locations may augment this branching network beginning in 2004, which may be in the form of satellite branches and/or remote kiosks. The satellite branches and remote kiosks would enable the Bank to expand its presence in targeted markets without incurring significant overhead expenses. The Bank will focus its new business generation efforts within those communities of the new satellite branches, and augment these efforts with a business banking focus targeting the lower range of middle-market and professional clientele.

     Beginning in early 2001, the Bank implemented a new business strategy that concentrates on a sales and service approach to community banking, with the focus placed on customer needs fulfillment. As part of the Bank’s efforts to implement its customer-oriented strategy, the Bank selectively recruited experienced professionals with developed business banking skills, augmented its credit administration capabilities, and greatly expanded the marketing and branding of the franchise. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities.

     In late 2002, the Bank added single-family tract construction lending, SBA lending and religious financial services to its existing specialty group, single-family coastal construction lending. The Bank’s goal is for balanced lending activities in each of these specialty groups. Additional specialty groups that the Company anticipates pursuing include private banking, cash management services and asset-based lending, among other products and services. Each of these specialty groups will bring diversity to the Bank’s existing product lines, offering its customers greater opportunities and opening new opportunities for the Bank to serve new customers in the community. Loan growth was 84% for fiscal year 2002 and 73% for fiscal year 2001. New loan commitment volumes are targeted to produce net growth in loans outstanding between 50% to 70% for fiscal year 2003 and 25% to 30% for each year thereafter. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 15% in commercial loans, 30% in commercial real estate loans, 25% in single-family coastal construction, 15% in single-family tract construction and 15% in consumer lending.

     In order to expand the Bank’s core deposit franchise, the Bank will continue to introduce additional products and services to capture money market and time deposits by bundling them with other consumer services. Business deposits will be pursued with an expanded courier network, by introduction of cash management products and by specific targeting of non-credit business clientele. The Bank’s core deposit franchise has been built around the community banking system, with deposit growth of 80% for fiscal year 2002 and 60% for fiscal year 2001. The Bank’s projected net growth in core deposits ranges from 40% to 60% per annum with the intended distribution of 20% in non-interest bearing demand deposits, 10% in NOW and savings deposits, 40% in money market deposits and 30% in time deposits.

     The Rancho Cucamonga and Chino full-service branches offer the most balanced opportunities between lending and deposit generation among commercial and consumer clientele. The Bank believes the communities of La Verne and Diamond Bar offer substantial growth in the consumer depository markets while the two branches within the San Bernardino mountain communities of Blue Jay and Crestline will focus on capturing a larger market share of the community deposits. The community of Corona serves as a launching point for servicing the south western region of the Inland Empire and provides penetration into the Northern Orange County marketplace. The Bank currently plans to convert the Manhattan Beach loan production office into a full-service banking center catering to professional and small businesses in the Los Angeles beach communities.

     In summary, the Company continues to expand its marketing efforts in seven primary areas:

•	Community-based core deposit growth;

•	Small business and commercial lending;

•	Single family coastal construction lending;

•	Single family tract (entry level) construction lending;

•	SBA lending;

•	Religious financial services (lending and depository); and

•	Specialized depository and cash management services for commercial business.

Vineyard Service Company, Inc.

     The Bank owns 100% of the capital stock of Vineyard Service Company, Inc., which is an inactive service company of the Bank. Vineyard Service Company, Inc. was originally formed to provide services to both customers of the Bank and others, including life and disability insurance.

Risk Factors

     The Company is implementing a business strategy that may result in increased volatility of earnings.

     The Company’s business strategy is focused on commercial real estate, commercial business and residential construction lending. At December 31, 2000, approximately 69% of the Bank’s loan portfolio was made up of commercial real estate, commercial business and residential construction loans. As of December 31, 2002, these types of loans had increased to approximately 88% of the Bank’s loan portfolio and are anticipated to increase further as it continues to implement its business strategy. As a result of this increase, the Bank’s allowance for possible loan losses as of December 31, 2002 was increased to 1.2% of its total loans and leases from 1.0% of total loans and leases as of December 31, 2000.

     These types of lending activities, while potentially more profitable, generally entail a larger degree of credit risk than general permanent single-family and consumer lending, because they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation in these types of loans requires a more detailed analysis of financial statements at the time of loan approval and on an on-going basis, and is more variable than for consumer loans. A decline in real estate values, particularly in California, would reduce the value of the real estate collateral securing the Bank’s loans and increase the risk that the Bank would incur losses if borrowers defaulted on their loans. In addition, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family and consumer loans, and when there are defaults and losses, they are often greater on a per loan basis than those for permanent single-family and consumer loans. A liquid secondary market for most types of commercial real estate and commercial business loans does not exist, so the Bank has less opportunity to mitigate credit risk by selling part or all of its interest in these loans.

     The Company’s growth may not be managed successfully.

     The Company has grown substantially from $110.8 million of total assets and $99.6 million of total deposits at December 31, 2000 to $385.3 million of total assets and $287.5 million of total deposits at December 31, 2002. The Company expects to continue to experience significant growth in assets, deposits and scale of operations. If the Company does not manage its growth effectively, the Company will not have adequate resources to maintain and secure key relationships contemplated by its business plan, and its business and prospects could be harmed. The Company’s growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the skills and experience that it needs to transition the areas of its lending concentration. The plan for additional customer products, service introduction, enhancements and implementation have placed and will continue to place a significant strain on the Company’s personnel, systems, and resources. The Company cannot guarantee that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

     Potential acquisitions may disrupt the Company’s business, dilute stockholder value and adversely affect its operating results.

     The Company may grow by acquiring banks, related businesses or branches of other banks that it believes provide a strategic fit with its business. To the extent that the Company grows through acquisitions, it cannot guarantee that it will be able to adequately or profitably manage this growth. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks, businesses, or branches the Company acquires;

•	exposure to potential asset quality issues of the acquired banks, businesses, or branches;

•	difficulty and expense of integrating the operations and personnel of banks, businesses, or branches the Company acquires;

•	potential disruption to business;

•	potential diversion of management’s time and attention; and

•	the possible loss of key employees and customers of the banks, businesses, or branches the Company acquires.

     The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

     The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may at some point need to raise additional capital to support continued growth, either internally or through acquisitions. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, the ability to further expand its operations through internal growth and acquisitions could be materially impaired.

     The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

     Norman Morales has been the president and chief executive officer of the Company and the Bank since October 2000. Mr. Morales developed numerous aspects of the Bank’s current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Morales. The loss of Mr. Morales’ services could have a negative impact on the implementation and success of the Company’s business strategy. The Bank’s success will also depend in large part upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. The Bank will need to retain persons with skills in areas that are new and unfamiliar in order to manage these programs. Competition for qualified personnel, especially those in management, sales and marketing is intense. The Company cannot assure you that it will be able to attract and retain these persons.

     The Company’s business is subject to various lending risks which could adversely impact its results of operations and financial condition.

     The Company’s commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside its control or the control of its borrowers. At December 31, 2002, commercial real estate loans totaled $93.1 million, or 36.7%, of the Company’s total loan portfolio. Commercial real estate lending typically involves higher loan principal amounts and the repayment of such loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of the Company’s commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.

     Repayment of the Company’s commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2002, commercial business loans totaled $19.2 million, or 7.6%, of the Company’s total loan portfolio. The Company’s commercial business loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     The Company’s construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate. At December 31, 2002, construction loans totaled $110.2 million, or 43.4%, of the Company’s total loan portfolio. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project is inaccurate, it may not have adequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

     The Company’s allowance for loan losses may prove to be insufficient to absorb probable losses inherent in its loan portfolio.

     Like all financial institutions, every loan the Company makes carries a certain risk that it will not be repaid in accordance with its terms or that any collateral securing it will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

     The Company maintains an allowance for loan losses which it believes is appropriate to provide for any probable losses inherent in its loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors.

     At December 31, 2002, the Company’s allowance for loan losses as a percentage of total loans was 1.2%. Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. Although the Company believes its loan loss allowance is adequate to absorb probable losses in its loan portfolio, the Company cannot predict these losses or whether its allowance will be adequate or that regulators will not require it to increase this allowance. Any of these occurrences could materially and adversely affect the Company’s business, financial condition, prospects and profitability.

     The Company’s business is subject to general economic risks that could adversely impact its results of operations and financial condition.

     Changes in economic conditions, particularly an economic slowdown in California, could hurt the Company’s business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, in particular an economic slowdown within California, could result in the following consequences, any of which could hurt the Company’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline; and

•	collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with its loans held for investment.

     A downturn in the California real estate market could hurt its business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of December 31, 2002, approximately 98% of the Company’s loans held for investment consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and the Company would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

     The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans the Company makes, the Company may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowance for loan losses.

     The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

     Like other financial institutions, the Company’s operating results are largely dependent on its net interest income. Net interest income is the difference between interest earned on loans and securities and interest expense incurred on deposits and borrowings. The Company’s net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of its assets and liabilities, prepayments on its loans and securities and limits on increases in the rates of interest charged on its loans. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

     The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control:

•	inflation;

•	slow or stagnant economic growth or recession;

•	unemployment;

•	money supply and the monetary policies of the Federal Reserve Board;

•	international disorders; and

•	instability in domestic and foreign financial markets.

     The Company is vulnerable to an increase in interest rates because its interest-earning assets generally have longer maturities than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect the Company’s net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

     The Company’s ability to service its debt, pay dividends, and otherwise pay its obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

     A substantial source of the Company’s income from which it services its debt, pays its obligations and from which it can pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations or pay dividends on its common stock. The inability to receive dividends from the Bank would adversely affect the Company’s business, financial condition, results of operations and prospects.

     The Company is facing strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company, which could hurt its business.

     The Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits. The Bank’s primary competitors in its market areas are Bank of America, Wells Fargo, Citizen’s Business Bank, Foothill Independent Bank, PFF Bank, Washington Mutual, Union Bank of California and Bank of the West. Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in the Bank’s primary market areas. Neither the Bank’s deposits or loans of any of its offices exceed 1% of the total loans or deposits of all financial institutions located in the counties in which that office is located. In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than the Company or the Bank, have been in business for a long time and have established customer bases and name recognition. The Bank also faces substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles. The Bank competes for loans principally on the basis of interest rates and loan fees, the types of loans which it originates, and the quality of service which it provides to borrowers. The Bank’s ability to attract and retain deposits requires that it provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, the Bank may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. If the Bank is not able to effectively compete in its market area, its profitability may be negatively affected, limiting its ability to pay the Company dividends.

     The Company is subject to extensive regulation which could adversely affect its business.

     The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact its operations. If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict its ability to originate or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company or otherwise materially and adversely affect its business, financial condition, prospects or profitability.

Interest Rates and Differentials

     The Company’s earnings depend primarily upon the difference between the income it receives from its loan portfolio and investment securities and its cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. (See Item 1. Business – Effect of Government Policies and Recent Legislation.)

Loan Portfolio

     The following table sets forth the amount of loans outstanding for each of the past five years.

	December 31,

(Dollars in thousands)	2002	Percent	2001	Percent	2000	Percent

Commercial and industrial	$19,232	7.6	$20,219	14.7	$10,665	13.3
Real estate construction	110,212	43.4	33,254	24.1	5,588	7.0
Real estate mortgage:
Commercial	93,122	36.7	52,458	38.0	40,099	50.1
Residential	23,480	9.3	19,063	13.8	11,192	14.0
Installment loans to individuals	5,659	2.2	8,318	6.0	12,049	15.1
Loans held for sale	2,112	0.8	4,471	3.3	235	0.3
All other loans (including overdrafts)	60	0.0	184	0.1	180	0.2

	253,877	100.0	137,967	100.0	80,008	100.0
Less:
Unearned income	(626)		(389)		(484)
Allowance for possible loan losses	(3,003)		(1,450)		(784)

Total Net Loans	$250,248		$136,128		$78,740

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

(Dollars in thousands)	1999	Percent	1998	Percent

Commercial and industrial	$14,671	17.0	$15,135	17.0
Real estate construction	6,602	7.6	3,825	4.3
Real estate mortgage:
Commercial	36,181	41.8	34,874	39.1
Residential	9,189	10.6	8,327	9.3
Installment loans to individuals	18,852	21.8	24,835	27.8
Loans held for sale	835	1.0	2,178	2.4
All other loans (including overdrafts)	170	0.2	92	0.1

	86,500	100.0	89,266	100.0
Less:
Unearned income	(783)		(1,333)
Allowance for possible loan losses	(764)		(686)

Total Net Loans	$84,953		$87,247

     The Company’s loan portfolio increased 84% in 2002 as compared to 2001, primarily due to the significant growth in real estate construction and commercial real estate loans. The Company’s business development efforts, which began in early 2001and continued through 2002, were focused on the expansion of its real estate construction lending, with the introduction of higher-end market single family construction lending in early 2001 and single family tract construction in late 2002. The higher-end market single family constructions are geographically concentrated in the coastal communities of Los Angeles and Orange Counties of California, where loan commitments are in the $750,000 to $2.0 million range. In 2002, gross commitments generated for this loan product were in excess of $180.0 million with loan fees in excess of $2.5 million. The projected equilibrium level for this product is in excess of $100.0 million in funded loan balances as new commitments are generated and existing constructions are completed. The Bank also originates single family tract construction loans. These loans typically are made on houses that sell in the range of $200,000 to $300,000. The Bank began offering this product in late 2002 with expected annual production commitments in excess of $250.0 million and targeted loan requests between $3.0 million and $7.5 million. The projected equilibrium level for this product is in excess of $75.0 million in funded loan balances. Single family tract construction loans typically have shorter terms than the Bank’s other loan products. Approximately 94% of such loans originated by the Bank will mature within one year and 6% will mature within two years, as of December 31, 2002.

     Within the Bank’s real estate mortgage portfolio, the predominant concentration is on commercial real estate loans which typically represent long-term financing for commercial buildings. Of these commercial real estate loans as of December 31, 2002, approximately 7% mature within one year, 17% mature within one to five years, and 76% in five to ten years, on average.

     The Bank also provides one-to-four family residential real estate financing for shorter duration than traditional mortgage loans. This category includes equity lines of credit, first trust deeds, and junior lien loans. As of December 31, 2002, approximately 27% of such loans mature within one year, 5% mature from within one to five years, and 68% mature over five years.

     In late 2002, the Bank began its SBA lending division to expand on its commercial and business banking product lines. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses. The Bank’s origination of SBA loans is expected to be between $30.0 million and $50.0 million per year. Intended sales of the guaranteed portion of the SBA loan is approximately 75% of the originated balance at a premium sale price between 105% and 110%.

     The Bank concentrates its commercial and real estate lending in its immediate market area where economic conditions trends are closely monitored.

     Residential real estate loans held for sale represent loans sold either immediately or within a few weeks as a “pass through” to long term mortgage lenders, resulting in fee income to the Bank.

     The Bank also originates installment loans, which are loans to individuals consisting primarily of personal loans, automobile loans and individual lines of credit. Installment loans declined by 32% in 2002 as compared to 2001 as the Bank moved away from indirect and dealer loans beginning in 2000, concentrating on direct lending to its core customer base. Installment loans continue to provide traditional high fixed rate loans with a steady stream of regular income, with low risk, due to many more loans in smaller denominations.

Maturities and Sensitivities to Interest Rates

     The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding, net of loan fees, at December 31, 2002.

	Maturing

	Within	One to	After
(Dollars in Thousands)	One Year	Five Years	Five Years	Total

Commercial and industrial	$8,241	$8,031	$3,161	$19,433
Real estate construction	103,650	6,562	—	110,212
Real estate mortgage
Commercial	3,820	15,829	72,677	92,326
Residential	7,011	1,064	15,405	23,480
Held for sale	2,112	—	—	2,112
Installment loans to individuals	1,863	3,353	412	5,628
All other loans	60	—	—	60

Total	$126,757	$34,839	$91,655	$253,251

Loans with predetermined interest rates	$7,117	$20,805	$52,021	$79,943
Loans with floating or adjustable interest rates	119,640	14,034	39,634	173,308

Total	$126,757	$34,839	$91,655	$253,251

Investment Portfolio

     As of December 31, 2002, the investment securities portfolio consisted of $87.6 million in mortgage-backed securities as compared to $8.5 million in U.S. Agency Securities and $22.0 million in mortgage-backed securities held at December 31, 2001 for an increase of $57.0 million or 186.3% at December 31, 2002 as compared to December 31, 2001. The increase in investment securities was part of management’s strategy of augmenting earning assets to generate greater yields. All securities are classified as available-for-sale and are carried at fair market value. The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio is classified as available-for-sale. No securities are classified as held-to-maturity.

     The following table shows the book value of the portfolio of investment securities at the end of each of the past three years. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.

	Available-for-Sale

(Dollars in thousands)	2002	2001	2000

U.S. Agency securities	$—	$8,547	$5,520
Mortgage-backed securities	87,553	22,003	7

Total Securities	$87,553	$30,550	$5,527

Asset/Liability Management

     The table below sets forth information concerning the interest rate sensitivity of the Company’s consolidated assets and liabilities as of December 31, 2002. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

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

     The Company concentrates on a core customer base with enhanced relationships crossing over multiple deposit and loan product lines. Within the Company’s average deposit portfolio, 26% of the deposits are in non-interest bearing demand accounts and 41% are in non-interest bearing savings products. Although the savings products are interest-bearing, their longer term maturities make them less interest rate sensitive. The remaining 33% of the deposit portfolio is comprised of time certificates of deposit that have rates fixed to maturity. The Company does not offer variable rate certificates of deposit. The Company has, on average, approximately 95% of all deposits classified as “core” deposits and only 5% considered “non-core”. Non-core deposits are defined by the Company as those in denominations over $100,000 for which the customer has no other products or accounts with the Company. As a result, the Company has been extremely successful in retaining time certificates of deposit as they mature and reprice into the current interest rate environment.

     Within the Company’s loan portfolio, variable rate loans are typically structured with floor rates which protect the Company from interest rate risk in a declining rate environment. Due to the current low interest rate environment, many of the loans have reached their floor rates, and this feature, combined with the fixed rate portion of the portfolio, have allowed the Company to substantially mitigate the compression of net interest margins that traditionally accompanies a declining interest rate scenario. For the year ended December 31, 2002, the Company has maintained a net interest margin of 5.3% which is only a modest decrease of 90 basis points from the prior year net interest margin of 6.2% in spite of a dramatic reduction in market interest rates.

		Over	Over
	Three	Three	One		Non-
	Months	Through	Through	Over	interest
(Dollars in Thousands)	or Less	12 Months	Five Years	Five Years	Bearing	Total

Assets
Federal funds sold	$15,829	$—	$—	$—	$—	$15,829
Investment securities	—	—	—	87,553	—	87,553
Other investments	—	—	—	2,270	—	2,270
Gross loans	159,809	17,411	66,799	9,232	—	253,251
Noninterest-earning assets	—	—	—	—	26,399	26,399

Total assets	$175,638	$17,411	$66,799	$99,055	$26,399	$385,302

Liabilities and stockholders’ equity
Non interest-bearing deposits	$—	$—	$—	$—	$61,906	$61,906
Interest-bearing deposits	151,900	56,279	17,427	—	—	225,606
Federal Home Loan Bank Advances	10,000	10,000	25,000	—	—	45,000
Subordinated debt	—	—	—	5,000	—	5,000
Securities of subsidiary trust holding	—	—	—	17,000	—	17,000
Other Borrowings		5,000		—		5,000
Other liabilities	—	—	—	—	5,832	5,832
Stockholders’ equity	—	—	—	—	19,958	19,958

Total liabilities and Stockholders’ equity	$161,900	$71,279	$42,427	$22,000	$87,696	$385,302

Interest rate sensitivity gap	$13,738	$(53,868)	$24,372	$77,055	$(61,297)

Cumulative interest rate sensitivity gap	$13,738	$(40,130)	$(15,758)	$61,297

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

     A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the Economic Value of Equity (EVE) or Earnings at Risk (EAR) to monitor its interest rate risk.

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

     The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2002, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk

	Cumulative		Cumulative
	Dollar	Percentage	Dollar	Percentage
Simulated Rate Changes	Change	Change	Change	Change

+200 Basis Points	$(4,480)	-8.1%	$718	4.6%
+100 Basis Points	(1,568)	-2.8%	164	1.1%
-200 Basis Points	(199)	-0.4%	(513)	-3.3%
-100 Basis Points	(1,876)	-3.4%	(243)	-1.6%

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

     At December 31, 2002, the Company’s estimated changes in EVE and EAR were within the ranges established by the Board of Directors.

Non-Accrual, Past Due, and Restructured Loans

     As of December 31, 2002 and 2001, there were no loans past due more than 90 days, no loans on non-accrual and no renegotiated loans.

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

     As of December 31, 2002, the Company’s classified loans consisted of $1.8 million as substandard. This current level represents an improvement of approximately $0.7 million from the prior year reporting period.

     With the exception of these loans, management is not aware of any loans as of December 31, 2002, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

Loan Concentrations

     The Company does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of the loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Earning Assets

     The Company does not have any interest-earning assets for which management believes that recovery of the interest on and principal thereof is at significant risk.

Summary of Loan Loss Experience

     In August 2001, the Bank was approved for a change in banking charters and converted from a national to a California-chartered state bank. The conversion to a state bank was necessitated by the Bank’s need to meet the growing credit requirements of its customer base as it implemented its newly adopted strategic plan. In conjunction with its charter conversion, the Bank’s primary banking regulators changed from the Office of the Comptroller of the Currency to the DFI and the FDIC.

     During this same period, the Federal Financial Institution Examination Council (the “FFEIC”) issued an interagency policy statement governing changes to acceptable methodologies in determining the Allowance for Loan and Leases Losses (the “ALLL”) for financial institutions. In December 2001, the Company adopted a new methodology for determining the adequacy of the ALLL as a result of an interagency policy statement issued by the FFEIC. This chosen method, also known as the Percentage of Loan Grade Analysis, replaces the former accepted methodology known as the Migration Analysis. Although the Company has chosen the Percentage of Loan Grade Analysis as it demonstrates the most accurate determination of reserve adequacy to risks in the loan portfolio, it still must perform an analysis based upon three methodologies (the third is also known as the Historical Loss Analysis).

     The Percentage of Loan Grade Analysis separates the Company’s loan portfolio by loan grades into categories based upon product types, and further separates each of these product types by sub-categories based on collateral, loan-to-value, purpose, lien position, and occupancy status. For each of these sub-categories, an estimate of possible loan losses reserves is determined and assessed as a reserve factor. These reserve factors are estimates based upon historical loss experience for similar product types by peer banks, and have been supplemented by regulatory information to support these estimates. Management applies its own judgmental assessments of these factors as they relate to other qualitative issues such as local economic and business trends, changes in lending strategies and other items. Under this methodology, there are no unallocated reserves.

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

     The qualitative evaluation of the adequacy of the reserve factors is subject to a higher degree of uncertainty because these factors are not identified with specific problem credits or portfolio segments. This analysis includes the evaluation of the following conditions that existed as of the balance sheet date:

•	Changes in the lending policies and procedures

•	Changes in local economic and business conditions

•	Changes in the nature and volume of the loan portfolio

•	Changes in Company management and lending staff

•	Trends in past due loans and non-accrual loans

•	Trends in criticized assets

•	Concentration of credit

•	Competition, legal and regulatory changes

•	Bank regulatory examination results

•	Findings of the Company’s external credit examiners

     The following table sets forth an analysis of the Company’s loan loss experience, by category, for the past five years.

(Dollars in Thousands)	December 31,

	2002	2001	2000	1999	1998

Allowance for possible loan losses balance, beginning of year	$1,450	$784	$764	$686	$695
Charge-offs
Commercial and industrial	117	69	305	94	40
Real estate-mortgage	—	—	—	—	—
Consumer loans	124	60	61	103	213

	241	129	366	197	253

Recoveries
Commercial and industrial	78	3	110	27	8
Real estate-mortgage	—	—	—	—	41
Consumer loans	89	19	20	82	52

	167	22	130	109	101

Net charge-offs	74	107	236	88	152
Provision for possible loan losses	1,430	773	256	166	143
Allowance relating to acquired loan portfolio	197	—	—	—	—

Allowance for possible loan losses, end of year	$3,003	$1,450	$784	$764	$686

Ratio of net charge-offs during the year to average loans outstanding during the year	—%	0.1%	0.3%	0.1%	0.2%

Ratio of allowance for possible loan losses to loans at year-end	1.2%	1.1%	1.0%	0.9%	0.8%

Non-Accrual, Past Due, and Restructured Loans

     The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. As of December 31, 2002 and 2001, there were no loans past due more than 90 days, no loans on non-accrual and no renegotiated loans.

	Year Ended December 31,

(Dollars in Thousands)	2002	2001	2000	1999	1998

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Installment loans to individuals	—	—	25	14	1

Total loans past due more than 90 days	—	—	25	14	1
Renegotiated loans	—	—	—	—	—
Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	—	—	131	269	114
Real estate	—	—	176	226	—
Installment loans to individuals	—	—	—	—	—

Total non-accrual loans	—	—	307	495	114
Total non-performing loans	$—	$—	$332	$509	$115

Allowance for Possible Loan Loss by Category

     The allowance for possible loan losses was $3.0 million and $1.5 million at December 31, 2002 and 2001, respectively, representing approximately 1.2% and 1.1% of total loans at year end, respectively. Actual net charge offs for the years ending December 31, 2002 and 2001 were $74,000 and $107,000, respectively, representing only 0.04% and 0.11%, respectively, of total average loans. The increase in the ALLL was principally related to the expansion of the Company’s loan portfolio. The following table sets forth the Company’s allowance for possible loan losses by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in Thousands)	At December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Possible	Category to	for Possible	Category to	for Possible	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans

Commercial and industrial	$515	8.4%	$497	18.0%	$180	13.6%
Residential real estate construction	1,298	43.4	336	24.1	15	7.0
Residential 1-4 family	127	9.3	126	13.8	29	14.0
Commercial real estate	682	36.7	372	38.0	101	50.1
Installment loans to individuals	31	2.2	72	6.1	24	15.3
Other risks	350	—	47	—	435	—

Total	$3,003	100.0%	$1,450	100.0%	$784	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

(Dollars in Thousands)	At December 31,

	1999		1998

		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Possible	Category to	for Possible	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans

Commercial and industrial	$78	18.0%	$56	19.4%
Residential real estate construction	—	7.6	—	4.3
Residential 1-4 family	—	10.6	—	9.3
Commercial real estate	—	41.8	—	39.1
Installment loans to individuals	10	22.0	61	27.9
Other risks	676	—	569	—

Total	$764	100.0%	$686	100.0%

Deposits

     The average amount of and the average rate paid on deposits are summarized below:

(Dollars in Thousands)	Year Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing demand deposits	$55,936	—%	$41,020	—%	$37,097	—%
Savings deposits [1]	89,489	2.0	41,504	1.8	37,046	1.7
Time deposits	73,394	3.6	48,229	5.3	27,719	5.1

Total Deposits	$218,819	2.0%	$130,753	2.5%	$101,862	2.0%

1	Includes savings, NOW, Super NOW, and money market deposit accounts.

Short-term Borrowings

     Set forth below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000

Federal Funds Purchased	$—	$3,000	$—
FHLB Advances	20,000	—	—
Line of Credit	5,000	—	—

Total Short-term borrowings	$25,000	$3,000	$—

Time Certificate of Deposits

     Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in Thousands)	At December 31, 2002

Three months or less	$10,898
Over three through 12 months	28,363
Over one through Five Years	8,368

$47,629

Return on Equity and Assets

     The following table sets forth the Company’s ratios of net income to average total assets/(return on assets), net income to average equity/(return on equity), and average equity to average total assets/(equity to asset ratio).

	2002	2001

Return on average assets	1.1%	0.8%
Return on average equity	22.2%	11.7%
Cash dividend payout ratio	—	—
Stockholders’ equity to asset ratio	5.0%	6.8%

     A stock dividend of 5% was declared in December 2002 and paid in January 2003 to all holders of the Company’s common stock as of December 23 2002.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. (See Item 1. Business – Supervision and Regulation.)

Supervision and Regulation

General

     Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     In recent years significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress, the state legislature and before the various Bank regulatory agencies. These proposals may increase or decrease the cost of doing business, limiting or expanding permissible activities, or enhance the competitive position of other financial service providers. The likelihood and timing of any such proposals or bills and the impact they might have on the Company and its subsidiaries cannot be predicted.

The Company

     The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company’s operations, and its subsidiaries are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”).

     The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB conducts periodic examinations of the Company and its subsidiaries. The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries of affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transitions between the Company and its subsidiaries. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.)

     Directors, officers and principal shareholders of the Company have had and will continue to have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collection or presenting other unfavorable features.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting share of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Boards’ policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

     The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. See (Item 1. Business – Supervision and Regulation – Sarbanes-Oxley Act of 2002.)

The Bank

     The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See (Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.)

Dividends and Other Transfer of Funds

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law. Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

     The FDIC and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the FRB have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. (See Item. 1 Business - Supervision and Regulation - Prompt Corrective Action.)

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transaction with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. (See Item. 1 Business - Supervision and Regulation - Prompt Corrective Action.)

Capital Requirements

     The Federal Reserve Board and the FDIC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2002 the Bank exceeded all of the required ratios for classification as “well capitalized.”

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

     Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. That evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activity must incorporate a measure for market risk in its regulatory capital calculations.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the supervising agencies for unsafe or unsound practices in conducting their businesses for violations of law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions vary commensurate with the severity of the violation.

Safety and Soundness Standards

     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

     The Company’s deposit accounts are insured by the Bank Insurance Fund (“BIF”), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2002, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups.” Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Community Reinvestment Act (“CRA”)

     The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires each Company to identify the communities served by the Company’s offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Company’s regulators to assess the Company’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

     A Bank’s compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Reserve Bank of San Francisco. The Bank received an overall rating of satisfactory in complying with its CRA obligations.

Financial Services Modernization Legislation

     In November 1999, the Gramm-Leach-Bliley Act of 1999 (“GLB”) was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

     In addition, the GLB contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The GLB grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

     The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

Regulation W

     Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to and party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

     Under a present exemption from compliance with the quantitative limits and collateral requirements of Regulation W and Section 23A, a bank can purchase loans, or other extensions of credit, from an affiliate without being subject to the 10% and 20% limitation for “covered transactions” as long as:

•	the extension of credit is originated by the affiliate;

•	the bank makes an independent evaluation of the creditworthiness of the borrower before the affiliate makes or commits to make the extension of credit;

•	the bank commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit;

•	the bank does not make a blanket advance commitment to purchase extensions of credit from the affiliate; and

•	the dollar amount of the extension of credit, when aggregated with the dollar amount of all other extensions of credit purchased from the affiliate during the preceding 12 calendar months by the bank and its FDIC insured depository institution affiliates, does not represent more than 50% of the dollar amount of extensions of credit originated by the affiliate during the preceding 12 calendar months.

     Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would limit the amount of loans that could be purchased by a bank from an affiliate under this exemption to not more than 100% of the bank’s capital and surplus. Comments on the proposed rule were due by January 13, 2003.

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institution of all kinds is significant and wide ranging. The

Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

•	filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Accounting Changes

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 (as superceded by SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

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

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which require that most financial services companies subject to long-term customer relationship intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 will not have a material impact on the financial condition or operating results of the Company.

Employees

     At December 31, 2002, the Company had approximately 116 full-time equivalent employees as compared to approximately 89 in 2001. The Company believes that its employee relations are satisfactory.

ITEM 2. Properties

     The following table sets forth certain information with respect to the Bank’s offices at December 31, 2002.

Office Location	Leased/Owned	Lease Expiration Date

27177 Highway 189, Suite G(1)	Leased	April 2004
Blue Jay, California 92317

5455 Riverside Drive(1)	Owned	N/A
Chino, California 91710

23840 Lake Drive(1)	Owned	N/A
Crestline, California 92325

1200 S. Diamond Bar Boulevard(1)	Leased	In process of renewal
Diamond Bar, California 91765

2100 E. Foothill Boulevard(1)	Leased	In process of renewal
LaVerne, California 91750

9590 Foothill Boulevard(1)(2)	Owned	N/A
Rancho Cucamonga, California 91730

7676 Hazard Center Drive, Suite 450(3)	Leased	October 2007
San Diego, California 91208

433 North Camden Drive, Suite 600(3)	Leased	Month to Month
Beverly Hills, California 90210

1230 Rosecrans Avenue, Suite 120(4)	Leased	March 2007
Manhattan Beach, California 90266

8748 Industrial Lane	Leased	Month to Month
Rancho Cucamonga, California 91730

(1)	Full-service branch office of the Bank.

(2)	This location also serves as the Company’s corporate headquarters.

(3)	This location serves as the Bank’s SBA lending office.

(4)	This location serves as a loan production office.

(5)	This location serves as the Bank’s warehouse facility.

ITEM 3. Legal Proceedings

     On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduced verdict in the amount of $860,000. During 1999, the Company accrued a loss of $860,000 in recognition of the amount of liability determined by the court which was included in litigation expense. During fiscal 2000, the parties settled the lawsuit. In 2002, the Bank received $540,000 in litigation recovery from its insurance carriers.

     The Company is involved in various other litigation. In the opinion of management and the Company’s legal council, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

ITEM 4. Submission of Matters to Vote of Security Holders

     A Special Meeting of Shareholders (“Special Meeting”) was held on December 18, 2002 to vote on a proposal to amend the Articles of Incorporation of the Company to increase the total number of authorized shares from 15 million to 25 million of which 10 million shares were for preferred stock. The proposal was approved by the shareholders at the Special Meeting. The shareholder votes received at the Special Meeting were 1,562,509 shares voting in favor of the proposal, 22,505 shares voting against and 17,681 shares abstaining. There were no “broker non-votes” received.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The Company’s common stock has been listed on the NASDAQ National Market System under the symbol “VNBC” since November 2002. Prior to such time, the Company’s common stock was listed on the NASDAQ SmallCap Market under the same symbol. The following table summarizes the high and low prices at which the shares of the common stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions.

	Sales Prices of
	Common Stock

	High	Low

2002
First Quarter	8.80	6.05
Second Quarter	10.05	7.65
Third Quarter	12.35	8.65
Fourth Quarter	16.25	10.63
2001
First Quarter	4.50	3.00
Second Quarter	5.25	3.81
Third Quarter	6.00	4.75
Fourth Quarter	7.00	5.64

     As of March 7, 2003, the Company had approximately 1,031 shareholders that own approximately 2,827,318 shares of common stock.

     The Company has not paid any cash dividends on its common stock to date. The Company does not currently anticipate paying cash dividends. The Company’s primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to the Company. (See Item 1. Business – Supervision and Regulation – Dividends and Other Transfer of Funds.)

     On December 18, 2002, the Company issued 50 shares of 7.0% Series A Preferred Stock (the “Series A Preferred”) at $50,000 per share to eight individual investors for aggregate proceeds of $2.5 million.

Each share of Series A Preferred is entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. With each share of Series A Preferred, the Company issued a warrant to purchase 2,000 shares of the Company’s common stock at $15.00 per share. The total number of shares issuable pursuant to the warrants was increased to 105,000 shares and the per share exercise price has been adjusted to $14.29 to reflect the 5% stock dividend declared by the Company on December 23, 2002. Each warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. The Series A Preferred were offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

     The selected financial data set forth below for the fiscal years ended December 31, 2002, 2001, and 2000 are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, Certified Public Accountants, included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 1999 and 1998 are derived from audited financial statements examined by Vavrinek, Trine, Day & Co., LLP which are not included in this Report.

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000	1999	1998

Interest Income	$19,170	$11,602	$8,965	$8,995	$9,178
Interest Expense	5,765	3,586	2,048	2,204	2,552

Net Interest Income	13,405	8,016	6,917	6,791	6,626
Provision for Possible Loan Losses	(1,430)	(773)	(256)	(166)	(143)
Other Income	3,907	2,191	1,582	1,903	1,916
Other Expenses	10,793	8,295	7,174	8,564	7,649

Income/(Loss) Before Taxes	5,089	1,139	1,069	(36)	750
Income Tax (Provision) Benefit	(2,081)	17	(449)	11	(307)

Net Income/(Loss)	$3,008	$1,156	$620	$(25)	$443

Earnings/(Loss) Per Share of Common Stock[1]
Basic	$1.32	$0.59	$0.32	($0.01)	$0.23
Diluted	$1.12	$0.52	$0.32	($0.01)	$0.21
Weighted Average Number of Shares[1]
Basic	2,275,832	1,961,911	1,957,226	1,955,915	1,955,915
Diluted	2,823,069	2,542,466	1,958,553	2,088,047	2,093,968
Balance Sheet Data
Assets	$385,302	$191,286	$110,753	$116,228	$115,863

Deposits	$287,512	$159,381	$99,583	$104,523	$105,315

Net Loans	$250,248	$136,128	$78,740	$84,953	$87,247

Stockholders’ Equity	$19,958	$10,455	$9,295	$8,630	$8,728

[1]	Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares and the earnings per share were adjusted to reflect the 5% stock dividend declared in December 2002.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a bank holding company. The Company’s principal asset is the common stock of the Bank, a California-chartered commercial bank. The Bank is a community bank located in the Inland Empire region of Southern California. The Bank focuses on the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations. The Bank operates six full-service branches located in Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline and Blue Jay, California. In addition, the Bank has three loan production offices located in Manhattan Beach, San Diego, and Beverly Hills, California. Shares of the Company’s common stock are traded on the NASDAQ National Market System under the symbol “VNBC”.

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

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to allowance for possible loan losses and the value of carried securities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions of condition as compared to the year ended 2002.

Results of Operations

     Net income for the periods ending December 31, 2002, 2001 and 2000, was $3.0 million, $1.2 million, and $620,000, respectively, representing an increase of 160.2% for the year ended 2002 as compared to the year ended 2001 and an increase of 86.5% for the year ended 2001 compared to the year ended 2000. On a per diluted share basis, net income was $1.12, $0.52, and $0.32 for 2002, 2001, and 2000, respectively. Prior period earnings per share were adjusted for the 5% stock dividend declared in December 2002.

     The Company’s net interest income before its provision for possible loan losses increased by $5.4 million or 67.2% in 2002 as compared with the same period in 2001 and increased by $1.1 million or 15.9% in 2001 as compared with the same period in 2000. In fiscal 2002, non-interest income increased by $1.7 million or 78.3% as compared to fiscal 2001 and non-interest income for fiscal 2001 increased by $0.6 million or 38.5% as compared to the same period in 2000. Thus, total net revenue (net interest income and non-interest income) for the period ending December 31, 2002 increased by $7.1 million or 69.6% as compared to the same period in 2001. The net revenue for fiscal 2001 increased by $1.7 million or 20.1% as compared to the same period in 2000.

     In fiscal 2002, operating result demonstrated a significant increase over the same periods in 2001 and 2000 as the volume of earning assets increased. Total assets of the Company have more than doubled at December 31, 2002 as compared to December 31, 2001. Total assets have increased $194.0 million or 101.4% to $385.3 million at December 31, 2002 as compared to the same period in 2001. The Company continued to have significant growth in the loan portfolio during fiscal 2002, bringing gross loans outstanding to $253.3 million at December 31, 2002, an increase $115.7 million or 84.1% over year-end

2001’s level of $137.6 million. In augmenting the loan portfolio, investment securities have also increased. Investment securities at December 31, 2002 were $87.6 million as compared to $30.6 million at December 31, 2001, for an increase of $57.0 million or 186.3%. The growth in earning assets was primarily funded by the growth in deposits and other borrowings. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits at December 31, 2002 were $287.5 million as compared to $159.4 million at December 31, 2001 for an increase of $128.1 million or 80.4%. The Company continued to draw from its FHLB borrowing facility to end the year 2002 with $45.0 million in FHLB borrowings as compared to $3.0 million at the end of 2001. In 2002, the Company also drew $5 million from a line of credit with a correspondent bank. Further, the Company issued additional debt instruments as part of its strategy to raise capital in support of its banking subsidiary. The Company issued trust preferred securities of $5.0 million and subordinated debt of $5.0 million. Such funds were held at the Bank and used to fund earning assets.

     During the year 2001, the prime rate decreased by 475 basis points, or 50% from its level at year end 2000. Further, in 2002, the prime rate decreased by 50 basis points from it level at year end 2001. At December 31, 2002, the national prime rate was at 4.25%. Despite this decrease in market rates, the lagging factor of repricing the Bank’s time deposits, and the absolute growth in deposits, the Company’s net interest margin decreased a modest 90 basis points during each of the years ending December 31, 2002 and 2001. The net interest margin for the years ended December 31, 2002, 2001 and 2000 was 5.3%, 6.2% and 7.1%, respectively.

     Total non-interest expense was $10.8 million, $8.3 million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. This was an increase of $2.5 million or 30.1% for fiscal 2002 as compared to fiscal 2001 and an increase of $1.1 million or 15.6% for fiscal 2001 as compared to fiscal 2000. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50% of total non-interest expense for each of those years. In order to support its growth, the Company hired additional employees for business development and several experienced managers in fiscal 2002. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 62.3%, 81.3%, and 84.4% for the years ended 2002, 2001 and 2000, respectively, as the Company is achieving efficiencies of scale as it continues to grow.

     The quality of the Company’s loan portfolio continued to improve and perform well as compared to peer group standards, sustaining only $74,000 in net charge-offs or 0.04% of average loans in 2002 and $107,000 in net charge-offs or 0.11% of total average loans in 2001. The Company’s continued growth of its loan portfolio necessitated a provision made to the allowance for possible loan losses in the amount of $1.4 million and $0.8 million for the years 2002 and 2001, respectively. The allowance for possible loan losses increased to 1.2% of gross loans at December 31, 2002 as compared to 1.1% at December 31, 2001. At December 31, 2002 and 2001, the Company reported no non-performing loans or other real estate owned through foreclosure, with a nominal amount of net charge-offs for the year principally associated with consumer credit.

     During 2001, the Company benefited from the release of a valuation reserve associated with a deferred income tax asset which effectively eliminated the income tax liability for the year. (see Note #12 of the “Notes to Consolidated Financial Statements”). In 2002, the provision for federal and state income taxes was $2.1 million. The effective tax rate for the Company was 40.9%.

     In December 2001, the Company formed a Statutory Trust I which issued and sold $12.0 million in trust preferred securities. The proceeds from the sale of these securities allowed the Company to downstream $8.0 million to the Bank as additional capital. In December 2002, the Company formed Statutory Trust II and sold $5.0 million in Trust Preferred Securities. Simultaneously, the Company issued $5.0 million in subordinated debt through a pooled offering. In addition, in December 2002, the Company issued $2.5 million in Series A Preferred Stock to eight individual investors.

     In 2002, the Company contributed a total of $13.0 million to the Bank to support its continued growth. At year end 2002, the Bank’s equity was $38.9 million. As a result, the Bank exceeds the required considered “well capitalized”. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized”. At year end 2002, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 14.9%, 13.9% and 11.6%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At year end 2002, the Company’s total risk-based capital, Tier 1 and leverage ratios were 16.0%, 9.4%, and 7.9%, respectively.

     The Company’s earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The net interest margin is the net interest income divided by the average interest earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities, (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings, and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate loans.

     Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in federal funds into higher yielding mortgage-backed securities with shorter duration and higher cash flow components. The Company increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above. In doing so, the Company began to realize excessive prepayments on call options on certain of its mortgage-backed security investments and liquidated those securities prior to market premium erosion while generating gains on sale of investment securities. The Company’s investment securities increased by $57.0 million from $30.6 million at December 31, 2001 to $87.6 million at December 31, 2002. The increase in investment securities in fiscal 2002 provided an increase of $1.6 million in interest income for the year ending December 31, 2002 over the prior period. Interest income from investment securities for the years ending December 2002, 2001 and 2000 was $2.6 million, $0.9 million and $0.5 million, respectively. The Company decreased its average investment in overnight federal funds by $8.6 million at December 31, 2002 compared to December 31, 2001. As a result, the interest income from overnight federal funds decreased by $0.5 million for the year ending December 31, 2002 compared to the year ending December 31, 2001. Interest income from overnight federal funds for the years ending December 31, 2002, 2001 and 2000 was $0.1 million, $0.6 million and $0.4 million, respectively.

Net Interest Income

     Total interest income for the years ended 2002, 2001 and 2000 was $19.2 million, $11.6 million and $9.0 million, respectively, while total interest expenses was $5.8 million, $3.6 million and $2.0 million, respectively. Therefore, the net interest income was $13.4 million, $8.0 million and $6.9 million for each of the years ended 2002, 2001, and 2000, respectively, for a net interest margin of 5.3%, 6.2% and 7.1%, respectively.

     Although the net interest margin decreased a modest 90 basis points from 6.2% in 2001 to 5.3% in 2002, the net interest income increased $5.4 million or 67.2% from $8.0 million in 2001 to $13.4 million in 2002 as the volume of earning assets increased. As discussed above, during the year 2001, the prime interest rate decreased by 475 basis points, or 50%, from its level at year end 2000. Further, in 2002, the prime interest rate decreased by 50 basis points from its level at year end 2001. At December 31, 2002, the national prime interest rate was at 4.25%. The Company experienced some compression in the net interest margin as existing loans paid off and new loans were originated at lower market rates. However, the volume of loans originated increased dramatically in 2002 as compared to 2001 therefore contributing to an increase in net interest income of $7.2 million from volume which was offset by a $1.8 million decrease as a result of rate changes. The net increase of $5.4 million for fiscal 2002 is an improvement over the prior period change of $1.1 million in net interest income.

     Though the Company is asset-sensitive in the short-run, its loan portfolio experienced a shift in composition and complexity during 2002, which enabled it to substantially avoid net interest margin compression during the year despite the declining interest rate environment. A substantial portion of the Company’s repriceable loan portfolio has reached its floor rates during the year. These loans did not continue to adjust downward as the market interest rates decreased. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates. For the year ending December 31, 2002, loan fee income represented $2.7 million of the $16.5 million in loan income, or 16.4% of total loan related income. For the year ending December 31, 2001, loan fee income was $1.6 million of the $10.1 million in total loan income compared to loan income of $0.6 million of the $8.1 million in total income for the year ending December 31, 2000. Construction loans and commercial real estate loans generate the bulk of all loan fee income. The Company continues its emphasis in single-family coastal construction loans from its Manhattan Beach loan production office which began in 2001, concentrating on the coastal communities of Los Angeles. In late 2002, the Company began a new product line of single-family tract home construction loans serving the counties of Los Angeles and San Bernardino. The loan fees generated from these construction loan products continue to generate greater loan yields. Construction loans generally have a duration of 12 months. As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized sooner over the life of the construction loan compared to longer term loans.

     At December 31, 2002, the composition of the average deposit portfolio was 26% in non-interest bearing deposits, 41% in money market, NOW, and savings deposits, and 33% in time certificates of deposit; while the composition was 31%, 32%, and 37%, respectively at December 31, 2001. Although interest-bearing deposits increased in 2002 compared to 2001, the Company continues to offer competitive rates and have decreased the cost of funds on its deposits. For the year ended 2002, the cost of funds of deposits was 2.0% as compared to 2.5% for 2001. Although the cost of funds decreased as interest rates on deposits have decreased, interest expense on deposits increased from $1.1 million in 2002 as compared to 2001 as the volume of interest-bearing deposits increased. Aggregate interest expense on savings, NOW and money market accounts was $1.8 million, $0.7 million and $0.6 million for 2002, 2001 and 2000, respectively.

     An additional form of funding for the Bank’s growth was debt issued by the Company which resulted in a higher consolidated cost of funds. In December 2002, the Company issued $5.0 million in Trust Preferred Securities and $5.0 million in subordinated debt. The Company also borrowed $5.0 million on a line of credit with a financial institution. Those instruments bear variable interest rates indexed to LIBOR and adjusts on a quarterly basis. The consolidated cost of funds for the Company for the year ended December 31, 2002 was 2.9%, down from 3.9% for the year ended December 31, 2001. As market rates have decreased, the interest on those variable notes has decreased. Such instruments contributed to an increase in interest expense of about $1.0 million in 2002 as compared to 2001. Interest expense on these instruments was $1.4 million, $0.3 million and $2,000 for 2002, 2001 and 2000, respectively.

     Overall, the Company’s net interest margin compressed modestly from 6.2% in 2001 to 5.3% in 2002 as management of the Company continues to manage its interest sensitive assets and interest sensitive liabilities by “matching” the duration of those instruments to mitigate interest rate risk. Further, the net interest income increased from $8.0 million to $13.4 million as the volume of earnings assets, in particular, loans, have increased as new loan product lines including single family tract home construction and SBA lending were introduced in 2002.

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

(Dollars in Thousands)	2002			2001

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Loans	$191,598	$16,457	8.6%	$98,872	$10,069	10.2%
Investment securities[1]	54,063	2,567	4.7	17,146	925	5.4
Federal funds sold	5,165	82	1.6	13,790	592	4.3
Other investments	1,194	64	5.4	292	16	5.5

Total interest-earning assets	252,020	19,170	7.6%	130,100	11,602	8.9%

Other assets	19,478			16,819
Less: Allowance for possible loan losses	(2,089)			(999)

Total average assets	$269,409			$145,920

Liabilities and Shareholders’ Equity
Savings deposits	$89,489	1,783	2.0%	41,504	732	1.8%
Time deposits	73,394	2,631	3.6	48,229	2,554	5.3
Subordinated debt	208	8	3.8	—	—	—
Convertible debentures	2,150	278	12.9	2,281	269	11.8
Trust preferred securities	12,417	702	5.7	333	26	7.8
Short term borrowings	20,776	363	1.7	228	5	2.2

Total interest-bearing liabilities	198,434	5,765	2.9%	92,575	3,586	3.9%

Demand deposits	55,936			41,020
Other liabilities	1,486			2,419

Total average liabilities	255,856			136,014
Shareholders’ equity	13,553			9,906

Total liabilities and shareholders’ equity	$269,409			$145,920

Net interest spread[2]			4.7%			5.0%

Net interest income and net interest margin[3]		$13,405	5.3%		$8,016	6.2%

(Footnotes on following page)

(Dollars in Thousands)	2000

	Average		Average
	Balance	Interest	Yield

Assets
Loans	$82,436	$8,083	9.8%
Investment securities [1]	8,650	495	5.7
Federal funds sold	5,709	364	6.4
Other investments	391	23	5.9

Total interest-earning assets	97,186	8,965	9.2%

Other Assets	16,714
Less: Allowance for possible loan losses	(735)

Total average assets	$113,165

Liabilities and shareholders’ equity
Savings deposits	37,046	621	1.7%
Time deposits	27,719	1,425	5.1
Subordinated debt	—	—	—
Convertible debentures	—	—	—
Trust preferred securities	—	—	—
Short term borrowings	18	2	11.1

Total interest-bearing liabilities	64,783	2,048	3.2%

Demand deposits	37,097
Other liabilities	2,372

Total average liabilities	104,252
Shareholders’ equity	8,913

Total average liabilities and shareholders’ equity	$113,165

Net interest spread [2]			6.0%

Net interest income and net interest margin [3]		$6,917	7.1%

1	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

2	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

3	Net interest margin is computed by dividing net interest income by total average earning assets.

     The following table sets forth changes in interest income and interest expense for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The changes due to volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

(Dollars in Thousands)	2002-2001			2001-2000

	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease) in:
Interest income:
Loans	$9,563	$(3,175)	$6,388	$1,647	$339	$1,986
Investment securities	1,986	(344)	1,642	454	(24)	430
Other investments	53	(5)	48	(5)	(2)	(7)
Federal funds sold	(371)	(139)	(510)	222	6	228

	11,231	(3,663)	7,568	2,318	319	2,637

Increase (Decrease) in:
Interest expense:
Savings deposits	894	157	1,051	70	41	111
Time deposits	1,334	(1,257)	77	1,072	57	1,129
Borrowings	452	(94)	358	7	(4)	3
Convertible debentures, subordinated debt and trust preferred securities	1,344	(651)	693	295	—	295

	4,024	(1,845)	2,179	1,444	94	1,538

Increase (Decrease) in Net interest income	$7,207	$(1,818)	$5,389	$874	$225	$1,099

Provision for Possible Loan Losses

     For the years ended December 31, 2002, 2001 and 2000, the provision for loan losses was $1.4 million, $0.8 million and $0.3 million, respectively. The provision for loan losses was increased to support the increasing loan balances for each of those years.

     The Company’s allowance for possible loan losses was $3.0 million or 1.2% of gross loans at December 31, 2002 compared to $1.5 million or 1.1% of gross loans at December 31, 2001. At December 31, 2000, the allowance for possible loan losses was $0.8 million or 1.0% of gross loans. As the volume of loans increases, the level of allowance for possible loan loss would increase accordingly in order to achieve a similar ratio of reserve to loans. Additions to the reserve are effected through the provision for possible loan losses. Also affecting the reserve are loans charged off and loans recovered. Net loan charge-offs were $74,000, $107,000 and $236,000 for the years ended 2002, 2001 and 2000, respectively.

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

Non-Interest Income

     Non-interest income for the years ended December 31, 2002, 2001, and 2000 was $3.9 million, $2.2 million and $1.6 million, respectively, for an increase of $1.7 million or 78.3% in 2002 as compared to 2001 and an increase of $0.6 million or 38.5% in 2001 as compared to 2000.

     In the fourth quarter 2002, the Company began its SBA lending department. The guaranteed portion of the SBA loans originated are eventually sold. Those SBA loans sold, combined with other loans held for sale and sold during the year, generated gains amounting to $0.5 million in 2002 as compared to $0.3 million in 2001 and $0.1 million in 2000.

     During 2002, gain from the sale of investment securities amounted to $1.3 million as compared to $6,000 for 2001 and none for 2000. The gain was a result of management’s ability to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable and therefore, the Company realized gains upon sale from its held-for-sale investment portfolio.

     During 2002, the Company received $540,000 in litigation recovery from its former insurance couriers. This stems from a reimbursement of legal fees advanced by the Bank over a period of several years in the early to mid 1990’s.

Non-Interest Expenses

     The Company’s non-interest expense for the years ended December 31, 2002, 2001 and 2000 was $10.8 million, $8.3 million and $7.2 million, respectively. The increase from 2001 to 2002 was $2.5 million or 30.1% and the increase from 2000 to 2001 was $1.1 million or 15.6%. Non-interest expense, consist primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense.

     Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited, from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2002 and 2001, while providing the infrastructure needed to support longer-term growth. These changes have increased the Company’s compensation expense by $0.8 million or 18.3% from 2001 to 2002 and $1.0 million or 30.3% between 2000 and 2001.

     Occupancy expense increased $0.2 million or 28.7% in 2002 from $0.7 million in 2001 to $0.9 million in 2002. In 2002, the loan production office in Manhattan Beach expanded into a larger facility to accommodate additional staff as the single family coastal construction loan production increased. In addition, the Company began its SBA lending department in the fourth quarter of 2002. The Company also entered into new office leases in San Diego and Beverly Hills for the production of SBA loans. Correspondingly, expenses related to furniture and fixtures increased $0.2 million or 28.9% in 2002 as compared to the same period in 2001.

     Other expenses were $4.0 million, $2.7 million and $2.7 million for the years ending December 31, 2002, 2001 and 2000, respectively. Other expenses increased $1.3 million or 49.8% in 2002 as compared to the same period in 2001. Other expenses increased significantly in 2002 due primarily to the Company’s implementation of its strategy to grow the Company. All categories of non-interest expense have increased including professional services, insurance, telephone and other overhead as the number of employees have increased and the volume of loans and deposits production have increased. In particular, the Company’s marketing expense increased significantly from $0.4 million in 2001 to $0.7 million in 2002 as the Company increased its effort in advertising and promotional campaigns in its communities. Also included in other expense in 2002 was the one-time conversion charge of $274,000 paid to debenture holders relating to the inducement of converting the debentures into common stock.

Income Tax

     A valuation allowance of $475,000 was established in 1994 against the deferred tax asset as a result of significant losses of approximately $1.5 million incurred in 1994. This valuation allowance was attributable to the uncertainty of realizing the tax benefits associated with operating losses generated for income tax purposes. The $475,000 in the income tax valuation allowance was released in 2001. After reviewing the operating results, and the significant increases in the loan and deposit portfolios, management of the Company determined that it was appropriate to fully release the valuation allowance in 2001 as it had become “more likely than not” that the Company’s performance could be sustained to the level that full recognition would be warranted.

     In 2002, the Company provided $2,081,000 in federal and state taxes, representing an effective tax rate of 40.9%. In 2001, the Company had a tax benefit of $17,000 as a result of the relief of the valuation allowance against deferred tax assets. In 2000, the Company provided $449,000 in federal and state taxes, representing an effective tax rate of 42.0%.

Financial Condition

Assets

     At December 31, 2002, total assets were $385.3 million as compared to $191.3 million at December 31, 2001. Assets were comprised primarily of $253.3 million in loans and $87.6 million in investment securities at December 31, 2002. This is an increase from $137.6 million in gross loans and $30.6 million in investment securities from December 31, 2001.

Liabilities

     Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. At December 31, 2002, the Bank increased its deposits by approximately 80% primarily in money markets which saw an increase of approximately 390%. The Bank’s main focus is to increase its core deposit base through relationships.

     At December 31, 2002, the Bank had approximately 6,257 demand deposit accounts with an aggregate balance of $69.5 million with an average balance of $11,012. In addition the Bank’s NOW, and money market accounts represented 3,670 accounts with an aggregate balance of $116.8 million with an average balance of $31,794. Savings deposits remained relatively steady with 3,680 accounts with an aggregate balance of $12.7 million with an average balance of $3,463. Time deposits (“TCD’s”) increased to approximately 2,284 accounts with a balance of $96.1 million with an average balance of $42,131. TCDs with an account balance of $100,000 or more equaled $47.6 million.

     As compared to December 31, 2001, the Bank had approximately 5,993 demand deposit accounts representing aggregate deposits of approximately $50.3 million with an average account balance of $8,221. In addition, the Bank had approximately 2,699 accounts representing approximately $39.9 million in NOW and money market accounts with an average account balance of $14,794, approximately 3,602 representing approximately $11.2 million in savings deposits with an average account balance of $3,107 and approximately 1,898 accounts representing approximately $62.1 million in TCDs with an average account balance of $29,657. Of the total deposits at December 31, 2001, $23.6 million were in the form of TCDs in denominations of $100,000 or more.

     At December 31, 2002 and 2001, Federal Home Loan Bank (“FHLB”) advances were $45.0 million and $3.0 million, respectively. The increase in FHLB advances was part of the strategic plan in supporting the funding needs of the Bank’s earning assets.

     In December 2002, the Company obtained a $5.0 million line of credit from a correspondent financial institution. The funds were drawn and held at the Company as working capital.

     In December 2002, the Company completed the issuance of additional Trust Preferred Securities. The Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures increased from $12.0 million at December 31, 2001 to $17.0 million at December 31, 2002. Additionally, in December 2002, the Company issued $5.0 million in subordinated debentures. The total of those two issuances of $10.0 million was downstreamed to the Bank as additional capital for the Bank.

Stockholders’ Equity

     At December 31, 2002 and 2001, stockholders’ equity was $20.0 million and $10.5 million, respectively. The increase in stockholders’ equity was due primarily to the 2002 net income of $3.0 million, the conversion of the debentures to common stock of $3.5 million and the issuance of the Series A Preferred Stock of $2.5 million.

Liquidity

     The Company relies on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest sensitive-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

     The Bank’s Asset-Liability Management Committee (ALCO) manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit ratio was 75% and 85% as of December 31, 2002 and 2001, respectively. The Bank’s policy is to strive for a loan to deposit ratio between 70% and 90%.

     Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 18.1% of total assets at December 31, 2002. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with five correspondent banks totaling $27.7 million as well as an Advance Line with the Federal Home Loan Bank (FHLB) allowing the bank to borrow up to 20% of its total assets as of December 31, 2002. During the first quarter of 2003, the FHLB increased the Bank’s borrowing capacity to 30% of its total assets. This advance line is collateralized by investment securities and/or eligible loans.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. The Bank intends to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from interest rate changes.

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

     The Bank will be categorized as well-capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt
(Dollars in thousands)	Actual		Adequacy Purposes		Corrective Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital to risk-weighted assets	$41,789	14.9%	$22,364	8.0%	$27,955	10.0%
Tier 1 capital to risk-weighted assets	38,786	13.9	11,182	4.0	16,773	6.0
Tier 1 capital to average assets	38,786	11.6	13,353	4.0	16,691	5.0
As of December 31, 2001
Total capital to risk-weighted assets	$23,020	16.1%	$11,439	8.0%	$14,299	10.0%
Tier 1 capital to risk-weighted assets	21,570	15.1	5,720	4.0	8,579	6.0
Tier 1 capital to average assets	21,570	12.5	6,887	4.0	8,608	5.0

Economic Concerns

     The Bank concentrates on marketing to, and serving the needs of, small and medium-sized businesses, professionals and individuals located in the Southern California counties of Los Angeles, San Bernardino and Orange through its six full service offices located in Rancho Cucamonga, Chino, Diamond Bar, Crestline, Blue Jay and La Verne. In February 2001, the Bank opened a loan production office in Manhattan Beach to primarily service the single family residence construction lending practice in the coastal communities of Los Angeles and in August 2002, the Bank opened two SBA loan production offices, one in San Diego and one in Beverly Hills, for the production of SBA loans. Further, the Bank is planning to open a seventh full service office in Corona in the second quarter of 2003.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See “Business - Risk Factors” and “Business - Asset Liability Management” in Item 1 hereof.

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP

Independent Auditors’ Report	48
Financial Statements
Consolidated Balance Sheets
December 31, 2002 and 2001	49
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001, and 2000	50
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2002, 2001, and 2000	51
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000	52
Notes to Consolidated Financial Statements	54

Independent Auditors’ Report

Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiaries as of December 31, 2002 and 2001, the results of their operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Company LLP
Rancho Cucamonga, California
February 14, 2003

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

	(dollars in thousands)
ASSETS
Cash and due from banks	$17,533	$8,430
Federal funds sold	15,829	6,280

Total Cash and Cash Equivalents	33,362	14,710

Investment securities
Available-for-sale	87,553	30,550
Loans, net of unearned income	251,139	133,107
Loans held for sale	2,112	4,471

	253,251	137,578
Less: Allowance for loan losses	(3,003)	(1,450)

	250,248	136,128
Bank premises and equipment, net	5,600	5,388
Accrued interest	1,487	901
Federal Home Loan Bank and other stock at cost	2,270	177
Deferred income tax asset	2,328	1,413
Other assets	2,454	2,019

TOTAL ASSETS	$385,302	$191,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$61,906	$45,951
Interest-bearing	225,606	113,430

Total deposits	287,512	159,381
Federal Home Loan Bank advances	45,000	3,000
Other Borrowings	5,000	—
Convertible debentures	—	3,750
Subordinated debentures	5,000	—
Company obligated preferred securities of subsidiary trust holding
floating rate junior subordinated deferrable interest debentures	17,000	12,000
Accrued interest and other liabilities	5,832	2,700

TOTAL LIABILITIES	365,344	180,831

COMMITMENTS AND CONTINGENCIES (Note #13)	—	—
Stockholders’ Equity
Contributed capital
Perpetual preferred stock - no par value, authorized 10,000,000 shares,
issued and outstanding 50 shares in 2002 and no shares in 2001	2,450	—
Common stock - no par value, authorized 25,000,000 shares,
issued and outstanding 2,849,680 shares in 2002 and
1,969,780 shares in 2001	6,052	2,151
Additional paid-in capital	3,307	3,307
Stock dividends to be distributed	2,026	—
Retained earnings	6,014	5,032
Accumulated other comprehensive income / (loss)	109	(35)

TOTAL STOCKHOLDERS’ EQUITY	19,958	10,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,302	$191,286

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

	(dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$16,457	$10,069	$8,083
Interest on investment securities - taxable	2,631	935	504
Interest on deposits in other financial institutions	—	6	14
Interest on Federal funds sold	82	592	364

TOTAL INTEREST INCOME	19,170	11,602	8,965

Interest Expense
Interest on savings deposits	113	182	201
Interest on NOW and money market deposits	1,670	550	420
Interest on time deposits in denominations of $100,000 or more	1,352	998	426
Interest on other time deposits	1,279	1,556	999
Interest on Federal funds purchased and other borrowings	1,351	300	2

TOTAL INTEREST EXPENSE	5,765	3,586	2,048

NET INTEREST INCOME	13,405	8,016	6,917
Provision for Loan and Lease Losses	(1,430)	(773)	(256)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,975	7,243	6,661

Other Income
Fees and service charges	1,518	1,581	1,456
Gain on sale of loans	534	338	107
Net gain on sale of investment securities	1,285	6	—
Other income	570	266	19

TOTAL OTHER INCOME	3,907	2,191	1,582

Other Expenses
Salaries and employee benefits	5,125	4,331	3,325
Occupancy expense of premises	878	682	622
Furniture and equipment expense	780	605	547
Other expenses	4,010	2,677	2,680

TOTAL OTHER EXPENSES	10,793	8,295	7,174

INCOME BEFORE INCOME TAXES	5,089	1,139	1,069
INCOME TAX EXPENSE / (BENEFIT)	2,081	(17)	449

NET INCOME	$3,008	$1,156	$620

EARNINGS PER SHARE
BASIC	$1.32	$0.59	$0.32

DILUTED	$1.12	$0.52	$0.32

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Perpetual	Common Stock		Additional	Stock Dividend			Accumulated Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income / (Loss)	Earnings	Income / (Loss )	Total

	(dollars in thousands)
Balance, December 31, 1999		1,862,774	$2,107	$3,307			$3,256	$(39)	$8,631
Stock options exercised		2,052	6						6
Comprehensive income
Net income						$620	620		620
Unrealized security holding gains (net of $28 tax)						39		39	39

Total Comprehensive income						$659

Balance, December 31, 2000	—	1,864,826	2,113	3,307	—		3,876	—	9,296
Stock options exercised		11,300	38						38
Comprehensive income
Net income						1,156	1,156		1,156
Unrealized security holding losses (net of $28 tax)						(38)		(38)	(38)
less reclassification adjustments for realized gains (net of $2 tax)						3		3	3

Total Comprehensive income						$1,121

Balance, December 31, 2001	—	1,876,126	2,151	3,307	—		5,032	(35)	10,455
Issuance of preferred stock	$2,450								2,450
Stock options exercised		92,400	350						350
Conversion of convertible debentures		787,500	3,551						3,551
Stock Dividend to be distributed		93,654			$2,026		(2,026)		—
Comprehensive income
Net income						3,008	3,008		3,008
Unrealized security holding gains (net of $644 tax)						889		889	889
less reclassification adjustments for realized gains (net of $539 tax)						(745)		(745)	(745)

Total Comprehensive income						$3,152

Balance, December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

	(dollars in thousands)
Cash Flows from Operating Activities
Net Income	$3,008	$1,156	$620

Adjustments to Reconcile Net Income to Net Cash Provided by / (Used In) Operating Activities
Depreciation	668	534	548
Investment securities accretion/amortization	515	141	(32)
FHLB Dividends	(43)	—	—
Provision for loan and lease losses	1,430	773	256
Provision for OREO losses	—	—	32
Loss on sale of equipment	1	42	—
Increase / (decrease) in taxes payable	2,732	(486)	(147)
(Increase) / decrease in deferred taxes	(1,529)	(475)	13
Decrease / (Increase) in other assets	7	(1,560)	(244)
Decrease in cash surrender value of life insurance policies	46	—	—
Decrease / (increase) in loans held for sale	2,359	(4,236)	600
Increase / (decrease) in unearned loan fees	235	(95)	(298)
(Increase) / decrease in interest receivable	(586)	(331)	3
(Decrease) / increase in interest payable	(5)	674	47
Increase / (decrease) in accrued expense and other liabilities	352	259	(1,119)
Gain on sale of investment securities, net	(1,285)	(6)	—
Loss on sale of OREO	—	—	12

Total Adjustments	4,897	(4,766)	(329)

Net Cash Provided By / (Used In) Operating Activities	7,905	(3,610)	291

Cash Flows From Investing Activities
Proceeds from maturities of investment securities, available-for-sale	21,500	25,035	5,000
Proceeds from sales of investment securities, available-for-sale	137,421	7	—
Purchase of investment securities available-for-sale	(36,007)	(27,997)	(1,000)
Purchase of mortgage-backed securities available-for-sale	(188,466)	(24,569)	—
Proceeds from principal reductions and maturities of mortgage-backed securities available-for-sale	9,567	2,307	—
Net decrease in deposits in other financial institutions	—	198	297
Purchase of Federal Home Loan Bank stock, net	(2,050)	(177)	—
Proceeds from sale of Federal Reserve Bank stock	—	177	—
Recoveries on loans previously written off	166	22	130
Net loans made to customers and principal collections of loans	(118,310)	(53,853)	5,526
Purchase of life insurance policies	(124)	(256)	—
Proceeds from disposal of life insurance policies	—	2,528	—
Capital expenditures	(883)	(481)	—
Proceeds from sale of property, plant and equipment	2	—	21
Proceeds from sale of OREO	—	—	219

Net Cash (Used In) / Provided By Investing Activities	(177,184)	(77,059)	10,193

     The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000, Continued

	2002	2001	2000

	(dollars in thousands)
Cash Flows From Financing Activities
Net increase / (decrease) in demand deposits, NOW accounts, savings accounts, and money market deposits	94,250	24,534	(2,025)
Net increase / (decrease) in certificates of deposits	33,881	35,264	(2,915)
Proceeds from issuance of perpetual preferred stock	2,450	—	—
Proceeds from issuance of trust preferred securities	5,000	12,000	—
Proceeds from issuance of convertible debentures	—	3,750	—
Proceeds from issuance of subordinated debt	5,000	—	—
Increase in other borrowings	5,000	—	—
Net change in Federal Home Loan Bank advances	42,000	3,000	—
Stock options exercised	350	38	6

Net Cash Provided By / (Used In) Financing Activities	187,931	78,586	(4,934)

Net Increase / (Decrease) in Cash and Cash Equivalents	18,652	(2,083)	5,550
Cash and Cash Equivalents, Beginning of year	14,710	16,793	11,243

Cash and Cash Equivalents, End of year	$33,362	$14,710	$16,793

Supplementary Information
Change in valuation allowance for investment securities	$144	$(35)	$67

Conversion of convertible debentures	$3,551	$—	$—

Income taxes paid	$876	$944	$583

Interest paid	$5,770	$2,912	$2,001

     The accompanying notes are an integral part of these financial statements.

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

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Vineyard National Bank (the Bank), Vineyard Statutory Trust I, and Vineyard Statutory Trust II. Intercompany balances and transactions have been eliminated.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2002.

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

Loans Held for Sale

Mortgage loans held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate market. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in non-interest income.

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

Note #1 - Summary of Significant Accounting Policies, Continued

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2002, 2001, and 2000, was approximately $0.7 million, $0.5 million, and $0.5 million, respectively.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations. The Company had no such properties at December 31, 2002 or 2001.

Accounting for Vineyard Statutory Trust I and Vineyard Statutory Trust II

Vineyard Statutory Trust I and II are statutory business trusts created for the exclusive propose of issuing and selling Trust Securities and using the proceeds to acquire the Floating Rate Junior Subordinated Deferrable Interest debentures issued by the Company.

For financial reporting purposes, Vineyard Statutory Trust I and II are treated as subsidiaries of Vineyard National Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Securities are presented as a separate line item in the consolidated balance sheet under the caption “Company Obligated Floating Rate Junior Subordinated Deferrable Interest Debentures.” For financial reporting purposes, the Company records the dividend distributions payable on the Trust Securities as interest expense in the consolidated statement of income.

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #21.

Note #1 - Summary of Significant Accounting Policies, Continued

Stock-Based Compensation, Continued

Had compensation cost for the Bank’s stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and earning per share (EPS) would have been reduced to the pro forma amount indicated below (in thousands, except per share amounts):

	2002	2001	2000

Net income:
As reported	$3,008	$1,156	$620
Stock-Based compensation using the intrinsic value method	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(301)	(81)	(2)

Pro Forma net income - Used in Basic EPS	2,707	1,075	618
Dilutive effect of convertible debentures	147	156	—

Pro Forma net income - Used in Diluted EPS	$2,854	$1,231	$618

Basic earnings per share:
As reported	$1.32	$0.59	$0.32
Pro forma	$1.19	$0.55	$0.32
Diluted earnings per share:
As reported	$1.12	$0.52	$0.32
Pro forma	$1.01	$0.48	$0.32

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to 2002 classifications.

Current Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method – the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 (as superceded by SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

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

Note #1 - Summary of Significant Accounting Policies, Continued

June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact on the financial condition or operating results of the Company.

Current Accounting Pronouncements, Continued

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the financial condition or operating results of the Company.

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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which require that most financial services companies subject to long-term customer relationship intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 will not have a material impact on the financial condition or operating results of the Company.

Note #2 - Investment Securities

At December 31, 2002 and 2001, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were (in thousands):

Note #2 - Summary of Significant Accounting Policies, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$87,364	$189	$—	$87,553

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Agency securities	$8,499	$48	$—	$8,547
Mortgage-backed securities	22,111	54	(162)	22,003

Total	$30,610	$102	$(162)	$30,550

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, by expected maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available-for-Sale

	Amortized
	Cost	Fair Value

Due after 10 years	$87,364	$87,553

Proceeds from sales of investment securities available-for-sale during 2002 were $137.4 million. Gross gains on those sales were $1.3 million. Included in stockholder’s equity at December 31, 2002 is $109,000 of net unrealized gains (net of $80,000 estimated tax) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2001 were $7,000. Gross gains on those sales were $6,000. Included in stockholder’s equity at December 31, 2001 is $35,000 of net unrealized losses (net of $25,000 estimated tax benefit) on investment securities available-for-sale.

There were no investments sold during 2000.

Securities with a carrying value and fair value of $87.6 million and $5.7 million at December 31, 2002 and 2001, respectively, were pledged to secure public monies as required by law and Federal Home loan Bank advances.

Note #3 - Loans

All the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which includes the Counties of San Bernardino, Los Angeles, and Orange. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are outlined as follows (in thousands):

Note #3 – Loans, Continued

	2002	2001

Commercial, financial and agricultural	$19,232	$20,219
Real Estate - construction	110,212	33,254
Real Estate - mortgage:
Commercial	93,122	52,458
Residential	23,480	19,063
Installment loans to individuals	5,659	8,318
All other loans (including overdrafts)	60	184

	251,765	133,496
Unearned income on installment loans	(31)	(117)
Deferred loan fees	(595)	(272)

Loans, Net of Unearned Income	$251,139	$133,107

Loans held for sale	$2,112	$4,471

At December 31, 2002, the Bank had approximately $40.7 million in loans pledged to secure FHLB borrowings.

The following is a summary of information pertaining to impaired loans. There were no impaired loans as of December 31, 2002 and 2001 (in thousands).

	Years Ended December 31,

	2002	2001	2000

Average investment in impaired loans	$22	$13	$245
Interest income recognized on impaired loans	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	—

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

There were no non-accruing loans at December 31, 2002 and 2001. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $-0-, $-0-, and $9,000 for the years ended 2002, 2001, and 2000, respectively.

At December 31, 2002 and 2001, the Company had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2002, no loans were classified as troubled debt restructurings.

Note #4 - Allowance for Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	2002	2001	2000

Balance, Beginning of year	$1,450	$784	$764
Credit from purchase of loan portfolio	197	—	—
Recoveries on loans previously charged off	167	22	130
Loans charged off	(241)	(129)	(366)
Provision charged to operating expense	1,430	773	256

Balance, End of year	$3,003	$1,450	$784

Note #5 - Loans and Deposits to Directors and Officers

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank’s normal lending policies. The outstanding loans to Directors and Officers at December 31, 2002 and 2001, amounted to approximately $1.0 million and $0.9 million, respectively. Not included in the balances outstanding at December 31, 2002 and 2001, were undisbursed commitments to lend of approximately $0.4 million and $0.2 million, respectively. There were no non-accruing loans to Directors and Officers and loans classified by the Company’s regulatory agency or by the Company in 2002 and 2001.

Deposits from related parties held by the Bank at December 31, 2002 and 2001 amounted to approximately $0.6 million and $0.7 million, respectively.

Note #6 - Premises and Equipment

Major classifications of Company premises and equipment are summarized as follows (in thousands):

	2002	2001

Building	$3,642	$3,642
Furniture and equipment	4,171	3,435
Leasehold improvements	1,484	1,338

	9,297	8,415
Less: Accumulated depreciation and amortization	(4,982)	(4,312)
Land	1,285	1,285

Total	$5,600	$5,388

     The Company is obligated under leases for equipment and property. The original terms of the leases range from three to ten years. The leases contain options to extend for periods from twelve months to sixty-seven months. All options to extend have been exercised and the related lease costs are included below. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year Ending
December 31,

2003	$248
2004	250
2005	254
2006	256
2007	195
Thereafter	1,177

Total	$2,380

Total property and equipment expenditures charged to leases for the years ended December 31, 2002, 2001, and 2000, were approximately $0.3 million, $0.1 million, and $0.1 million, respectively.

Note #7 - Time Deposit Liabilities

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2002 and 2001 was $47.6 million and $27.1 million respectively. At December 31, 2002, the scheduled maturities of time certificates of deposit are as follows (in thousands):

2003	$78,482
2004	17,420
2005	165

$96,067

Note #8 - Borrowings

The Bank has borrowing lines with five correspondent banks totaling $27.7 million and another line at the Federal Home Loan Bank totaling $76.0 million as of year-end, representing 20% of total assets of the Bank.

Federal Home Loan Bank (FHLB) Advances

Pursuant to collateral agreements with FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of December 31, 2002 (dollars in thousands):

	Weighted
	Average
Maturity	Rate	Amount

2003	1.52%	$20,000
2004	1.86%	15,000
2005	1.98%	10,000

		$45,000

Subordinated Debentures

During 2002, the Company issued $5.0 million in subordinated debt. The debt bears a floating rate of interest of 3.05% over the three month LIBOR. The initial rate is set at 4.45%. The subordinated debt has a fifteen-year maturity, with quarterly interest payments.

Other Borrowings

During 2002, the Company obtained a loan from The Independent Bankers Bank in the amount of $5.0 million. The loan bears interest at a floating rate and matures on January 4, 2004. Interest is due quarterly. The loan is secured by 1,218,700 shares of the Bank’s stock.

Note #9 - Trust Preferred Securities

On December 18, 2001, Vineyard Statutory Trust I, a wholly owned subsidiary of Vineyard National Bancorp, issued $12.0 million of Floating Rate Trust Securities. The Trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Vineyard National Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Securities. Vineyard National Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the Trust to the holders of the Trust Securities. Vineyard National Bancorp has guaranteed, on a subordinated basis, payment of the Trust’s obligation. Vineyard National Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 18, 2031 but can be called at any time commencing on December 18, 2006, at par.

Note #9 - Trust Preferred Securities, Continued

On December 19, 2002, Vineyard Statutory Trust II, a wholly owned subsidiary of Vineyard National Bancorp, issued $5.0 million of Floating Rate Capital Securities. The Trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Vineyard National Bancorp. The subordinated debentures were issued concurrent with the issuance of the Capital Securities. Vineyard National Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the Trust to the holders of the Capital Securities. Vineyard National Bancorp has guaranteed, on a subordinated basis, payment of the Trust’s obligation. The Capital Securities will mature on December 26, 2032, but can be called at any time commencing on December 26, 2007, at par.

Note #10 - Convertible Debentures

On April 30, 2001, the Company issued $3.8 million in 10% convertible debentures. The debentures are convertible into shares of the Company’s common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures may be redeemed at the Company’s option, in whole or in part at any time after July 1, 2003. Unless redeemed or converted, the debentures are due June 30, 2008. Interest on the debentures is due quarterly at an annual rate of 10%. During 2002, the Company offered the holders of the convertible debentures an incentive to convert. This incentive totaled $0.3 million and is included in other expenses. All convertible debentures were converted in 2002. Total interest expense recorded for 2002 and 2001 was $0.3 million and $0.3 million, respectively.

Note #11 - Acquisition of Assets and Liabilities

During December 2001, the Bank acquired certain assets and liabilities of one branch of Pacific Business Bank. Total assets acquired were $8.9 million, which consisted of $18,000 in leasehold improvements and other fixed assets, $35,000 in other assets and $8.8 million in cash. In addition, the Bank also assumed $8.9 million of deposits. No premium was paid in connection with the purchase.

Note #12 - Income Taxes

The provision for income taxes consist of the following (in thousands):

	Year Ending December 31,

	2002	2001	2000

Tax provision / (credit) applicable to income before income taxes	$2,081	$(17)	$449

Federal Income Tax
Current	2,303	709	299
Deferred / (credit)	(752)	(402)	2

Total Federal Income Tax	1,551	307	301

State Franchise Tax
Current	747	259	107
Deferred / (credit)	(217)	(108)	41

Total State Franchise Tax	530	151	148

Change in valuation allowance	—	(475)	—

Total Income Taxes	$2,081	$(17)	$449

As a result of the following items, the total income tax expense/(credit) for 2002, 2001, and 2000, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollar amounts in thousands):

Note #12 - Income Taxes, Continued

	2002		2001		2000

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal rate	$1,730	34.0	$387	34.0	$363	34.0
Changes due to State income tax, net of Federal tax benefit	361	7.1	81	7.1	76	7.1
Change in valuation allowance	—	—	(475)	(41.7)	—	—
Other	(10)	(0.2)	(10)	(0.9)	10	0.9

Total	$2,081	40.9	$(17)	(1.5)	$449	42.0

The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences (in thousands):

	2002	2001

Deferred Tax Assets
Reserve for loan losses	$1,097	$460
Deferred compensation	346	310
Deferred fees	245	136
Non-deductible reserves	422	419
Fixed assets	43	—
Other assets and liabilities	254	88
Other Unrealized Loss on Securities	—	25

	2,407	1,438
Deferred Tax Liabilities
Other Unrealized Gain on Securities	(79)	—
Fixed assets	—	(25)

	(79)	(25)

Net Deferred Tax Assets	$2,328	$1,413

Note #13 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2002 and 2001, the Company had commitments to extend credit of approximately $97.2 million and $39.6 million and obligations under standby letters of credit of approximately $0.4 million and $0.2 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Note #13 - Commitments and Contingencies, Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $0.9 million. During 1999, the Bank accrued a loss of $0.9 million in recognition of the amount of liability determined by the court which is included in litigation expense. During 2000, the lawsuit was settled. In 2002, the Bank received $0.5 million in litigation recovery from its insurance carriers.

The Company is involved in various other litigations. In the opinion of Management and the Company’s legal council, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

Note #14 - Perpetual Preferred Stock

During 2002, the Company issued fifty shares of 7.0% Series A Preferred Stock at $50,000 per share to eight individual investors for aggregate gross proceeds of $2.5 million. Each share of Series A Preferred will be entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The 7.0% Series A Preferred Stock is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. With each share of 7.0% Series A Preferred Stock, the Company issued a warrant to purchase 2,000 shares of the Company’s common stock at an exercise price of $15 per share. The Series A Preferred Stock qualifies as Tier 1 capital under the regulations of the Federal Reserve Board.

Note #15 - Dividends

On December 23, 2002, the Company declared a 5% stock dividend to be payable on January 15, 2003 to stockholders of record as of December 23, 2002. All share and per share data has been retroactively adjusted to reflect the stock dividend.

Note #16 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank’s actual regulatory capital amounts and ratios (dollar amounts in thousands):

Note #16 - Regulatory Matters, Continued

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	14.95%	$22,364	8.0%	$27,955	10.00%
Consolidated	$44,838	15.98%	$22,454	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets:
Bank	$38,786	13.87%	$11,182	4.0%	$16,773	6.00%
Consolidated	$26,452	9.42%	$11,227	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$38,786	11.62%	$13,353	4.0%	$16,691	5.00%
Consolidated	$26,452	7.89%	$13,412	4.0%	N/A	N/A
As of December 31, 2001
Total capital to risk-weighted assets:
Bank	$23,020	16.10%	$11,439	8.0%	$14,299	10.0%
Consolidated	$27,510	19.10%	$11,521	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets:
Bank	$21,570	15.08%	$5,720	4.0%	$8,579	6.0%
Consolidated	$13,807	9.59%	$5,761	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$21,570	12.53%	$6,887	4.0%	$8,608	5.0%
Consolidated	$13,807	8.02%	$6,887	4.0%	N/A	N/A

Note #17 - Employee and Director Benefit Plans

A.	Deferred Compensation Plan

The Company has a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) whereby they may defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants always have a fully vested right to benefits attributable to deferrals and company contributions made under the plan. The Company may make matching contributions of officers’ deferrals up to a maximum of 2.5% to 10% of participants’ deferrals to a maximum of 10% of before-tax compensation. The Company’s contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. The deferred compensation expense was $40,000, $40,000, and $11,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

B.	Defined Contribution Plan

The Company has a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $11,000 annually. The Company’s contribution to the plan is based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation. The Company’s matching contribution becomes vested immediately. The expense was $61,000, $36,000, and $12,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note #17 - Employee and Director Benefit Plans, Continued

C.	Directors’ Deferred Compensation Plan

The Bank adopted a Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 1998, which provides retirement benefits to one or more Directors of the Bank. The benefits to be paid were based upon the individual director’s years of service to the Bank and decision to defer director fees for the respective years of participation. During 2001 and 2000, approximately $58,000 and $42,000, respectively; plus interest at a rate equal to national bank prime (at the first day of each year) plus 2% fixed for the term of the calendar year were expensed for this plan. This plan was terminated during 2001.

The Company adopted a new Directors’ Deferred Compensation Plan effective January 1, 2001. The plan allows directors to defer board of directors’ fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, disability or as provided and elected in the directors’ deferral agreement. The company is under no obligation to make matching contributions to the plan. During 2002 and 2001, approximately $116,000 and $102,000, respectively (inclusive of deferred board fees and interest) was expensed for this plan.

D.	Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2002 and 2001, approximately $28,000 and $43,000, respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years commencing in the year 2003.

E.	Restricted Stock Plan

During 2002, the Company adopted a Restricted Stock Plan for the benefit of key employees whereby shares of the Company’s stock is purchased in the open market and granted to employees. During 2002, 23,000 stock rights were granted which cliff vest in four years. Compensation is based upon the fair market value of the stock on the grant date and is recognized evenly over the vesting period. Total compensation expense recorded during 2002 was approximately $19,000 related to these stock rights.

Note #18 - Stock Option Plan

At December 31, 2002, the Company has one stock-based compensation plan, which is described below:

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 132,300 shares (after giving retroactive effect for stock splits and a 5% stock dividend declared in 2002). The plan provides that options of the Company’s unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1996, the Board of Directors of Vineyard National Bancorp elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan. The new Plan authorizes an additional 210,000 shares (after giving retroactive effect for 5% stock dividend declared in 2002) of the Bancorp’s authorized but unissued common stock to be combined with the 55,981 shares (after giving retroactive effect for 5% stock dividend declared in 2002) which remain under the 1987 Plan for a total of 265,981 shares. Directors of the Bancorp are eligible to participate under the new Plan. Options vest at a rate determined by the Board of Directors. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2002, 2001, and 2000, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 3.31%,

Note #18 - Stock Option Plan, Continued

5.13%, and 5.26%, dividend yield of -0-% for all years; volatility of 36%, 36%, and 33%, expected life of 7 years for 2002, 8 years for 2001, and 10 years for 2000.

A summary of the status of the Company’s incentive stock option plan as of December 31, 2002, 2001, and 2000, respectively, and changes during the years ending on those dates is presented below:

	2002			2001

	Number of Shares			Number of Shares
			Weighted-			Weighted-
	Available		Average	Available		Average
	For		Exercise	For		Exercise
	Granting	Outstanding	Price	Granting	Outstanding	Price

Outstanding at beginning of year	69,405	259,350	$3.92	190,155	150,465	$4.18
Additional options authorized	210,000	—		—	—
Exercised	—	(92,400)	$3.79	—	(11,865)	$3.74
Cancelled	44,450	(44,450)	$4.87	27,300	(27,300)	$3.24
Granted	(279,825)	279,825	$7.89	(148,050)	148,050	$4.69

Outstanding at end of year	44,030	402,325	$6.60	69,405	259,350	$3.92

Options exercisable at year-end		155,225			85,224
Weighted-average fair value of Options granted during the year		$3.50			$1.93

	2000

	Number of Shares
			Weighted-
	Available		Average
	For		Exercise
	Granting	Outstanding	Price

Outstanding at beginning of year	121,934	220,840	$5.00
Additional options authorized	—
Exercised	—	(2,155)	$2.78
Cancelled	269,296	(269,296)	$4.92
Granted	(201,075)	201,075	$4.26

Outstanding at end of year	190,155	150,465	$4.18

Options exercisable at year-end		11,199
Weighted-average fair value of Options granted during the year		$2.37

The following table summarizes information about incentive stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$2.86 - $3.81	118,300	8.08	$3.67	43,400	$3.73
$4.76 - $6.67	88,200	8.59	$6.12	6,825	$5.84
$8.57 - $11.43	195,825	9.51	$8.59	105,000	$8.57

	402,325	8.89	$6.60	155,225	$7.10

Note #19 - Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of financial institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2002, the maximum combined amount of funds available from these two sources amounted to approximately $13.7 million or 35% of the Bank’s stockholders’ equity.

Note #20 - Other Expenses

The following is a breakdown of expenses for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000

Other Expenses
Data processing	$676	$686	$618
Marketing expenses	713	419	208
Professional expenses	554	384	797
Office supplies, postage and telephone	643	469	361
Insurance and assessment expense	197	196	139
Administrative expense	205	225	381
Convertible debentures conversion expense	274	—	—
Other	748	298	176

Total	$4,010	$2,677	$2,680

Note #21 - Income Per Common and Common Equivalent Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (dollar amounts in thousands):

	2002		2001		2000

	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$3,008		$1,156		$620
Shares outstanding at year-end		2,849,680		1,969,780		1,957,915
Impact of weighting shares purchased during the year		(573,848)		(7,869)		(689)

Used in Basic EPS	3,008	2,275,832	1,156	1,961,911	620	1,957,226
Dilutive effect of outstanding stock options		31,759		51,959		1,327
Dilutive effect of convertible debentures	147	515,478	156	528,596	—	—

Used in Diluted EPS	$3,155	2,823,069	$1,312	2,542,466	$620	1,958,553

Note #22 - Fair Value of Financial Instruments

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

Note #22 - Fair Value of Financial Instruments, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2002. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (in thousands).

	December 31, 2002		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$33,362	$33,362	$14,710	$14,710
Investment securities	87,553	87,553	30,550	30,550
Loans receivable held for investment	251,139	256,028	133,107	134,141
Loans held for sale	2,112	2,114	4,471	4,471
Accrued interest receivable	1,487	1,487	901	901
Liabilities
Non-interest bearing deposits	61,906	61,906	45,951	45,951
Interest bearing deposits	225,606	226,345	113,430	113,803
Federal Home Loan Bank advances	45,000	45,388	3,000	3,000
Trust Preferred Securities	17,000	17,000	12,000	12,000
Convertible Debentures	—	—	3,750	3,750
Subordinated debentures	5,000	5,000	—	—
Other borrowings	5,000	5,000	—	—
Accrued interest payable	993	993	998	998

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume

Off-Balance Sheet Instruments Commitments to extend credit and standby letters of credit	$97,582	$976	$39,754	$398

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

•	Cash and Cash Equivalents

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

Note #22 - Fair Value of Financial Instruments, Continued

•	Loans Held for Sale

Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

•	Deposits

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

•	Borrowed Funds

The fair value of fixed-rate borrowed funds is determined by discounting contractual cash flows at current market interest rates. The carrying values of variable-rate borrowings approximate fair values.

•	Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #23 - Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Balance Sheets
	2002	2001	2000

	(dollars in thousands)
Assets
Cash and due from bank	$7,533	$3,496	$14
Investment in Vineyard Bank	38,908	21,715	9,281
Investment in Vineyard Statutory Trust I	394	373	—
Investment in Vineyard Statutory Trust II	155	—	—
Prepaid expenses	848	672	—
Other assets	281	348	—

Total Assets	$48,119	$26,604	$9,295

Liabilities
Accrued interest and other liabilities	$634	$27	$—
Convertible debentures payable	—	3,750	—
Subordinated debentures	5,000	—	—
Other borrowings	5,000	—	—
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	17,527	12,372	—

Total Liabilities	28,161	16,149	—

Stockholders’ Equity
Preferred stock	2,450	—	—
Common stock	6,052	2,151	2,112
Stock dividends to be distributed	2,026	—	—
Additional paid-in capital	3,307	3,307	3,307
Retained earnings	6,123	4,997	3,876

Total Stockholders’ Equity	19,958	10,455	9,295

Total Liabilities and Stockholders’ Equity	$48,119	$26,604	$9,295

Statements of Income
Income
Other income	$—	$250	$2

Total Income	—	250	2

Expenses
Interest expense	1,021	296	—
Salaries and benefits	60	42	—
Conversion expense on convertible debentures	274	—	—
Other	444	280	—
Allocated tax (benefit) / income taxes	(737)	(154)	1

Total Expenses	1,062	464	1

(Loss) / Income Before Equity In Undistributed Income of Subsidiaries	(1,062)	(214)	1

Equity in Undistributed Income of Subsidiaries	4,070	1,370	619

Net Income	$3,008	$1,156	$620

Note #23 - Condensed Financial Information of Vineyard National Bancorp (Parent Company),
Continued

	2002	2001	2000

	(dollars in thousands)
Increase in Cash
Cash Flows From Operating Activities
Net Income	3,008	1,156	620
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Increase in other assets	(308)	(1,020)	—
Undistributed earnings of subsidiaries	(4,070)	(1,370)	(619)
Increase / (decrease) in other liabilities	607	28	(1)

Net Cash Used In Operating Activities	(763)	(1,206)	—

Cash Flows From Investing Activities
Investment in Subsidiaries	(13,155)	(11,622)	—
Dividends received from subsidiary	—	150	—

Net Cash Used In Investing Activities	(13,155)	(11,472)	—

Cash Flows From Financing Activities
Proceeds from issuance of trust preferred securities	5,155	12,372	—
Proceeds from issuance of convertible debentures	—	3,750	—
Proceeds from issuance of subordinated debentures	5,000	—	—
Proceeds from increase in other borrowings	5,000	—	—
Proceeds from issuance of preferred stock	2,450
Stock options exercised	350	38	6

Net Cash Provided By Financing Activities	17,955	16,160	6

Net Increase in Cash and Cash Equivalents	4,037	3,482	6
Cash and Cash Equivalents, Beginning of year	3,496	14	8

Cash and Cash Equivalents, End of year	$7,533	$3,496	$14

SELECTED QUARTERLY FINANCIAL DATA

	For the Year Ended December 31, 2002

	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$3,772	$4,468	$5,526	$5,404	$19,170
Interest expense	1,151	1,328	1,554	1,732	5,765

Net interest income	2,621	3,140	3,972	3,672	13,405
Provision for possible loan losses	(200)	(335)	(610)	(285)	(1,430)

Net interest income after provision for possible loan losses	2,421	2,805	3,362	3,387	11,975
Non-interest income	528	673	1,339	1,367	3,907
Non-interest expense	2,369	2,224	3,309	2,891	10,793

Income before income taxes	580	1,254	1,392	1,863	5,089
Income tax provision	226	500	584	771	2,081

Net income	$354	$754	$808	$1,092	$3,008

Net income per share:
Basic(1)	$0.18	$0.38	$0.36	$0.38	$1.32
Fully diluted(1)	$0.14	$0.28	$0.33	$0.36	$1.12

	For the Year Ended December 31, 2001

	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$2,335	$2,767	$3,244	$3,256	$11,602
Interest expense	661	855	1,021	1,049	3,586

Net interest income	1,674	1,912	2,223	2,207	8,016
Provision for possible loan losses	—	(300)	(115)	(358)	(773)

Net interest income after provision for possible loan losses	1,674	1,612	2,108	1,849	7,243
Non-interest income	436	476	510	769	2,191
Non-interest expense	1,845	2,084	2,124	2,242	8,295

Income before income taxes	265	4	494	376	1,139
Income tax provision (benefit)	—	(361)	207	137	(17)

Net income	$265	$365	$287	$239	$1,156

Net income per common share:
Basic(1)	$0.14	$0.19	$0.15	$0.11	$0.59
Fully diluted(1)	$0.14	$0.16	$0.12	$0.10	$0.52

(1)	Per share data has been adjusted to reflect the 5% stock dividend declared by the Company in December 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

ITEM 10. Directors and Executive Officer of the Registrant.

          The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders (“Proxy Statement”).

ITEM 11. Executive Compensation.

          The information required by Item 402 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Proxy Statement – Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation-Equity Compensation Plan Information” in the Registrant’s Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions.

          The information required by Item 404 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Proxy Statement – Certain Transactions” in the Registrant’s Proxy Statement.

ITEM 14. Controls and Procedures.

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

          Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)     Documents filed as part of this report.

          (1)     The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

          (2)     All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Vineyard National Bancorp, as amended

3.2	Bylaws of Vineyard National Bancorp (1)

4.0	Specimen Common Stock Certificate of Vineyard National Bancorp (2)

4.1	Form of Certificate of Determination of Series A Preferred Stock (3)

4.2	Form of Warrant to Purchase Shares of Common Stock (3)

4.3	Form of 10% Convertible Subordinated Debenture due June 30, 2008 (4)

4.4	Indenture by and between Vineyard National Bancorp and Trustee, relating to 10% Convertible Subordinated Debenture, dated April 30, 2001 (4)

4.5	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II

4.6	Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033

10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan*

10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan*

10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan*

10.4	Vineyard National Bancorp 2002 Restricted Share Plan*

10.5	Employment Agreement between Vineyard National Bancorp, Vineyard National Bank and Norman A. Morales (5)*

10.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001

10.7	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001

10.8	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II

10.9	Guarantee Agreement, dated as of December 19, 2002

10.10	Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017

11	Statement regarding computation of per share earnings. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof

21	Subsidiaries of the Registrant (See “Business” in Item 1 hereof for the required information)

23	Consent of Vavrinek, Trine, Day & Co., LLP

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the Commission on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the Commission.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the Commission on November 25, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-68734) filed by the Registrant with the Commission on August 30, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the Commission on March 30, 2001.

*	Management contract or compensatory plan or arrangement.

(b)        Reports filed on Form 8-K.

The Registrant has filed the following Reports on Form 8-K during the quarter ended December 31, 2002:

1.	Form 8-K filed on October 10, 2002 with an attached press release announcing the Registrant’s earnings for the quarter ended September 30, 2002.

2.	Form 8-K filed on November 14, 2002 in conjunction with the filing of the Registrant’s Form 10-Q for the quarter ended September 30, 2002, containing the certification required pursuant to Section 906 of the Sarbanes-Oxley Act.

3.	Form 8-K filed on December 20, 2002 with an attached press release announcing the completion of an issuance of $5 million in trust preferred securities, $5 million in subordinated debt and $2.5 million of 7.0% Series A Preferred Stock.

4.	Form 8-K filed on December 23, 2002 with an attached press release announcing the declaration of a 5% stock dividend.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of March, 2003.

VINEYARD NATIONAL BANCORP
By:	/s/ Norman A. Morales

Norman A. Morales President and Chief Executive Officer

By:	/s/ Gordon Fong

Gordon Fong Senior Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Norman A. Morales Norman A. Morales	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Frank S. Alvarez Frank S. Alvarez	Chairman of the Board	March 28, 2003

/s/ Charles L. Keagle Charles L. Keagle	Director	March 28, 2003

/s/ Joel H. Ravitz Joel H. Ravitz	Director	March 28, 2003

/s/ Lester Stroh, M.D. Lester Stroh, M.D.	Director	March 28, 2003

/s/ Gordon Fong Gordon Fong	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

CERTIFICATIONS

I, Norman A. Morales, certify that:

1.	I have reviewed this annual report on Form 10-K of Vineyard National Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Norman A. Morales Norman A. Morales President and Chief Executive Officer

I, Gordon Fong, certify that:

1.	I have reviewed this annual report on Form 10-K of Vineyard National Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Gordon Fong Gordon Fong Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Vineyard National Bancorp, as amended

3.2	Bylaws of Vineyard National Bancorp (1)

4.0	Specimen Common Stock Certificate of Vineyard National Bancorp (2)

4.1	Form of Certificate of Determination of Series A Preferred Stock (3)

4.2	Form of Warrant to Purchase Shares of Common Stock (3)

4.3	Form of 10% Convertible Subordinated Debenture due June 30, 2008 (4)

4.4	Indenture by and between Vineyard National Bancorp and Trustee, relating to 10% Convertible Subordinated Debenture, dated April 30, 2001 (4)

4.5	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II

4.6	Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033

10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan*

10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan*

10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan*

10.4	Vineyard National Bancorp 2002 Restricted Share Plan*

10.5	Employment Agreement between Vineyard National Bancorp, Vineyard National Bank and Norman A. Morales (5)*

10.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001

10.7	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001

EXHIBIT NO.	DESCRIPTION

10.8	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II

10.9	Guarantee Agreement, dated as of December 19, 2002

10.10	Indenture dated as of December 19, 2002. Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017.

11	Statement regarding computation of per share earnings. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof

21	Subsidiaries of the Registrant (See “Business” in Item 1 hereof for the required information)

23	Consent of Vavrinek, Trine, Day & Co., LLP

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the Commission on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the Commission.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the Commission on November 25, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-68734) filed by the Registrant with the Commission on August 30, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the Commission on March 30, 2001.