Form 10-Q
period 2003-03-31
VINEYARD NATIONAL BANCORP
filed 2003-05-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date: 2,795,328 shares of common stock as of May 7, 2003.

VINEYARD NATIONAL BANCORP
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002,
AND DECEMBER 31, 2002

	PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Financial Condition
	at March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income
	for the Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statements of Changes in Stockholders’ Equity
	for the Three Months Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	25
	PART II – OTHER INFORMATION
ITEM 1.	Legal Proceedings	26
ITEM 2.	Changes in Securities	26
ITEM 3.	Defaults upon Senior Securities	26
ITEM 4.	Submission of Matters to a Vote of Security Holders	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits and Reports on Form 8-K	26
Signatures		27
	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	28
	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	29
Exhibits
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	30

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

PART I

ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited except for December 31, 2002)

	Dollars in Thousands
	March 31,	December 31,
Assets	2003	2002

Cash and due from banks	$8,882	$17,533
Federal funds sold	—	15,829

Total Cash and Cash Equivalents	8,882	33,362

Investment securities, available-for-sale	134,456	87,553
Loans, net of unearned income	306,548	251,139
Loans held for sale	907	2,112
Less: Allowance for possible loan losses	(3,513)	(3,003)

Net Loans	303,942	250,248
Bank premises and equipment, net	5,525	5,600
Accrued interest	1,928	1,487
Federal Home Loan Bank and other stock, at cost	3,770	2,270
Deferred income tax asset	2,516	2,328
Other assets	3,141	2,454

Total Assets	$464,160	$385,302

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$63,025	$61,906
Interest-bearing	277,148	225,606

Total Deposits	340,173	287,512
Federal Home Loan Bank advances	70,000	45,000
Other borrowings	6,800	5,000
Subordinated debentures	5,000	5,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	17,000	17,000
Accrued interest and other liabilities	4,670	5,832

Total Liabilities	443,643	365,344
Stockholders’ Equity
Contributed capital
Perpetual preferred stock – no par value, authorized 10,000,000 Shares, issued and outstanding, 50 shares in 2003 and 2002	2,450	2,450
Common stock-authorized 25,000,000 shares, no par value; issued and outstanding 2,842,568 and 2,849,680 in 2003 and 2002, respectively	7,693	6,052
Additional paid-in capital	3,307	3,307
Stock dividends to be distributed	—	2,026
Retained earnings	7,218	6,014
Accumulated other comprehensive (loss) income	(151)	109

Total Stockholders’ Equity	20,517	19,958

Total Liabilities and Stockholders’ Equity	$464,160	$385,302

     See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Dollars in Thousands
	Three Months Ended March 31,

	2003	2002

Interest Income
Interest and fees on loans	$5,286	$3,310
Interest on investment securities	1,321	452
Interest on Federal funds sold	23	10

Total Interest Income	6,630	3,772

Interest Expense
Interest on savings deposits	16	35
Interest on NOW and money market deposits	702	176
Interest on time deposits in denominations of $100,000 or more	424	299
Interest on other time deposits	379	323
Interest on other borrowings	563	318

Total Interest Expense	2,084	1,151

Net Interest Income	4,546	2,621
Provision for Possible Loan Losses	(500)	(200)

Net Interest Income After Provision for Possible Loan Losses	4,046	2,421

Non-Interest Income
Fees and service charges	496	387
Gain on sale of SBA loans	178	—
Net gain on sale of investment securities	599	77
Other income	54	64

Total Non-Interest Income	1,327	528

Non-Interest Expense
Salaries and employee benefits	1,748	1,321
Occupancy expense of premises	248	192
Furniture and equipment	194	148
Other	1,062	708

Total Non-Interest Expense	3,252	2,369

Income Before Income Taxes	2,121	580
Income Tax Provision	867	226

Net Income	$1,254	$354

Basic Earnings Per Share	$0.42	$0.18

Diluted Earnings Per Share	$0.39	$0.14

     See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Dollars in Thousands

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total

Balance December 31, 2001	$—	1,876,126	$2,151	$3,307	$—		$5,032	$(35)	$10,455
Stock options exercised		9,666	40						40
Conversion of convertible debentures		20,000	100						100
Comprehensive income
Net income						$354	354		354
Unrealized security holding losses (net of $157 tax)						(217)		(217)	(217)
Less reclassification adjustment for realized gains (net of $32 tax)						45		45	45

Total comprehensive income						$182

Balance, March 31, 2002	$—	1,905,792	$2,291	$3,307	$—		$5,386	$(207)	$10,777

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total

Balance December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958
Stock options exercised		22,250	95						95
Purchase of treasury stock		(29,362)	(478)						(478)
Stock dividends distributed			2,024		(2,024)				—
Cash paid for fractional shares for stock dividend distribution					(2)				(2)
Cash dividends paid on preferred stock							(50)		(50)
Comprehensive income
Net income						$1,254	1,254		1,254
Unrealized security holding losses (net of $426 tax)						(613)		(613)	(613)
Less reclassification adjustment for realized gains (net of $246 tax)						353		353	353

Total comprehensive income						$994

Balance, March 31, 2003	$2,450	2,842,568	$7,693	$3,307	$—		$7,218	$(151)	$20,517

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Dollars in Thousands
	March 31,	March 31,
	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$1,254	$354
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	168	148
Investment securities accretion/amortization	151	145
Provision for possible loan losses	500	200
Increase in deferred taxes	1
Increase in taxes payable	(50)	180
(Increase) decrease in other assets	(695)	168
Decrease in cash surrender value of life insurance policies	8
Gain on sale investment securities	(599)	(77)
Decrease in loans held for sale	1,205	3,730
Increase in unearned loan fees	432	61
Increase in interest receivable	(441)	(32)
Decrease in interest payable	(208)	(264)
Decrease in accrued expense and other liabilities	(904)	(152)

Total Adjustment	(432)	4,107

Net Cash Provided By Operating Activities	822	4,461
Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage backed securities available-for-sale	58,805	6,373
Proceeds from maturities of investment securities available-for-sale		3,000
Proceeds from principal reductions and maturities of mortgage-backed securities	3,738	2,286
Purchase of investment securities available-for-sale	(15,000)	(15,000)
Purchase of mortgage-backed securities available-for-sale	(94,447)	(16,450)
Purchase of Federal Home Loan Bank and other stock	(1,500)	(619)
Recoveries on loans previously written off	10	68
Net loans made to customers and principal collection of loans	(55,841)	(19,613)
Capital expenditures	(93)	(277)

Net Cash Used By Investing Activities	(104,328)	(40,232)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	33,505	18,428
Net increase (decrease) in certificates of deposits	19,156	(90)
Net change in Federal Home Loan Bank advances	25,000	12,500
Increase in other borrowings	1,800
Purchase of treasury stock	(478)
Dividends paid on perpetual preferred stock	(50)
Cash paid on fractional shares of common stock dividend	(2)
Stock options exercised	95	40

Net Cash Provided By Financing Activities	79,026	30,878

Net Decrease in Cash and Cash Equivalents	(24,480)	(4,893)
Cash and Cash Equivalents, Beginning of year	33,362	14,710

Cash and Cash Equivalents, End of quarter	$8,882	$9,817

Supplemental Information
Change in valuation allowance for investment securities	$449	$296
Interest paid	$1,876	$1,414
Income tax paid	$2,065	$46
Conversion of convertible debentures	$—	$100

     See accompanying notes to financial statements.

Note #1 – Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of Management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2003 and results of cash flows for the three months ended March 31, 2003 and 2002 and the result of operation for the three months ended March 31, 2003 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the three months ended March 31, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Vineyard National Bank (the “Bank”), Vineyard Statutory Trust I, and Vineyard Statutory Trust II. Intercompany balances and transactions have been eliminated.

Nature of Operations

The Company is organized as a single reporting segment and operates seven full service branches within San Bernardino, Riverside, Orange, and Los Angeles counties, California. The Company provides a variety of financial services to individuals and small-to-medium sized businesses and offers a full range of commercial banking services including the acceptance of checking and savings deposits, and originating various types of installment, commercial and real estate loans.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/ (losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 classifications.

Current Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method – the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets to be recognized and reported apart from goodwill. SFAS No. 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 (as superceded by SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of SFAS No. 141 and 142 which did not have a material impact on the financial condition or operating results of the Company.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the financial condition or operating results of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the financial condition or operating results of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or operating results of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires that most financial services companies subject their intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the financial condition or operating results of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial condition or operating results of the Company.

Note #2 – Trust Preferred Securities

On December 18, 2001, Vineyard Statutory Trust I (“Trust”), a wholly owned subsidiary of the Company, issued $12.0 million of Floating Rate Trust Securities (“Trust Securities”). The Trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) issued by the Company. The Subordinated Debentures were issued concurrent with the issuance of the Trust Securities. The Company will pay the interest on the Subordinated Debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the Trust to the holders of the Trust Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust’s obligation. The Company has the right, assuming no default has occurred, to defer payments of interest on the Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 18, 2031 but can be called at any time commencing on December 18, 2006, at par.

On December 19, 2002, Vineyard Statutory Trust II (“Trust II”), a wholly owned subsidiary of The Company, issued $5.0 million of Floating Rate Capital Securities (“Capital Securities”). The Trust II invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Floating Rate Subordinated Debentures”) issued by The Company. The Floating Rate Subordinated Debentures were issued concurrent with the issuance of the Capital Securities. The Company will pay the interest on the Floating Rate Subordinated Debentures to the Trust II, which represents the sole revenue and sole source of dividend distributions by the Trust II to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust II’s obligation. The Capital Securities will mature on December 26, 2032, but can be called at any time commencing on December 26, 2007, at par.

Note #3 - Convertible Debentures

On April 30, 2001, the Company issued $3.8 million in 10% convertible debentures which were convertible into shares of the Company’s common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures could be redeemed at the Company’s option, in whole or in part at any time after July 1, 2003 and were due June 30, 2008. Interest on the debentures was due quarterly at an annual rate of 10%. During 2002, the Company offered the holders of the convertible debentures an incentive to convert. This incentive totaled $0.3 million and is included in other expenses. All convertible debentures were converted in the third quarter of 2002. Total interest expense for such debentures recorded for the three months ended March 31, 2003 and 2002 was $0 and $93,000, respectively.

Note #4 - Perpetual Preferred Stock

On December 18, 2002, the Company issued 50 shares of 7.0% Series A Preferred Stock (“Series A Preferred”) at $50,000 per share to eight individual investors for aggregate proceeds of $2.5 million. Each share of Series A Preferred is entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. The Series A Preferred qualifies as Tier I capital under the regulations of the Federal Reserve Board. With each share of Series A Preferred, the Company issued a warrant to purchase 2,000 shares of the Company’s common stock at $15.00 per share. The total number of shares issuable pursuant to the warrants was increased to 105,000 shares and the per share exercise price has been adjusted to $14.29 to reflect the 5% stock dividend declared by the Company on December 23, 2002. Each warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. The Series A Preferred were offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Note #5 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. At March 31, 2003 and December 31, 2002, the Company had commitments to extend credit of approximately $202.4 million and $97.2 million, respectively, and obligations under standby and commercial letters of credit of approximately $0.5 million and $0.4 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are conditional commitments issued by the Company to facilitate trade or commerce. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company is involved in various litigation matters. In the opinion of management and the Company’s legal counsel, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

Note #6 - Dividends

On December 23, 2002, the Company declared a 5% stock dividend to be paid on January 15, 2003 to stockholders of record as of December 23, 2002. All share and per share data has been retroactively adjusted to reflect the stock dividend.

Note #7 - Earnings Per Share and Book Value

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (dollar amounts in thousands):

	Three Months Ended March 31,
	2003		2002

	Income	Shares	Income	Shares

Net income as reported	$1,254		$354
Less: preferred stock dividend	(50)
Shares outstanding at year-end		2,849,680		1,969,777
Impact of weighting shares purchased during the year		(7,488)		7,319

Used in basic EPS	$1,204	2,842,192	$354	1,977,096
Add: interest expense on convertible debt			56
Dilutive effect of outstanding stock options and warrants		243,998		102,272
Dilutive effect of convertible debentures				766,500

Used in diluted EPS	$1,204	3,086,190	$410	2,845,868

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net income as reported	$1,254	$354
Less: preferred stock dividend	(50)	—
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS No. 123	(89)	(39)

Pro forma net income — used in basic earnings per share	1,115	315
Add: interest expense on convertible debt	—	56

Pro forma net income — used in diluted earnings per share	$1,115	$371

Basic earnings per share
As reported	$0.42	$0.18
Pro forma	$0.39	$0.13
Earnings per share — assuming dilution
As reported	$0.39	$0.14
Pro forma	$0.36	$0.13

The following table sets forth the information that was used in calculating the Company’s book value per common share as of March 31, 2003 and December 31, 2002 (dollar amounts in thousands):

	March 31,	December 31,
	2003	2002

Period-end shares outstanding
Basic	2,842,568	2,849,680
Dilutive Warrants	—	—
Dilutive Options	—	—

Used in book value per common share	2,842,568	2,849,680
Book value per common share	$6.41	$6.11

Note #8 - Subsequent Events

On April 9, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company’s wholly-owned subsidiary, Vineyard Bank, will acquire Southland Business Bank, a California-chartered commercial bank. This acquisition will expand the Company’s presence in the San Gabriel Valley and surrounding areas. Southland Business Bank is headquartered in Irwindale, California, and had total assets of $34.5 million, total deposits of $31.4 million and total stockholders’ equity of $2.7 million as of December 31, 2002.

Under the terms of the merger agreement, shareholders of Southland Business Bank will receive total consideration of $3.2 million for the 527,906 shares currently outstanding to be paid in newly issued shares of common stock of the Company, subject to certain conversion and exchange ratio conditions. To the extent that the average closing price of the Company’s common stock is less than $17.78 prior to the measurement date for the transaction, then a portion of the consideration will be paid in cash. The merger is expected to close during the third quarter of the calendar year 2003, pending the receipt of all requisite regulatory approvals and the approval of Southland Business Bank’s shareholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s business, financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Company’s quarterly unaudited Consolidated Financial Statements, and notes thereto, contained earlier in this Report.

Business and Organization

Vineyard National Bancorp

The Company was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Company acquired all of the voting stock of the Bank, a California-chartered commercial bank. As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of the Bank, which had $463.0 million in assets as of March 31, 2003. On November 12, 2002, the Company’s common stock was listed on the NASDAQ National Market System and is publicly traded under the symbol “VNBC”. Prior to that, the Company’s common stock was traded on the NASDAQ Smallcap Stock Market under the same symbol. The Company had approximately 1,031 shareholders that own approximately 2,795,328 shares of the Company’s common stock as of May 7, 2003.

The Company’s principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. Vineyard Statutory Trust I and Vineyard Statutory Trust II are wholly-owned subsidiaries of the Company, formed on December 12, 2001 and December 19, 2002, respectively, for the sole purpose of issuing trust preferred securities and to pay dividends on such instruments. The Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under Federal Reserve Board regulations. On April 9, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company’s wholly-owned subsidiary, the Bank, will acquire Southland Business Bank, a California-chartered commercial bank, see Note #8 in Item 1 hereof.

The Company’s principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

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

The Bank is a community bank, dedicated to relationship banking and the success of its customers. The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate commercial business and commercial real estate loans, primarily to small businesses, churches and private schools, single-family construction loans (both tract and coastal loans), Small Business Administration (“SBA”) loans and, to a lesser extent, single-family permanent loans and various types of consumer loans. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $10.0 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Bank has experienced substantial growth in recent years as it has expanded its core deposit franchise and increased its originations of commercial and residential construction loans.

The Bank operates seven full-service branch offices, which are located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Blue Jay, and Corona all of which are located either in San Bernardino or Riverside County, California. San Bernardino County is located approximately 50 miles east of Los Angeles, California. The Rancho Cucamonga office also serves as the Company’s headquarters. The Bank’s seventh full-service branch office, located in Corona, California, recently opened in April, 2003. This new branch will give the Bank a greater extension into the Anaheim and Northern Orange county region of California. In addition, the Bank operates a loan production office in the city of Manhattan Beach, California, principally for the marketing and origination of single-family construction lending in the coastal communities surrounding Los Angeles. The Bank also operates two loan production offices located in San Diego, California, and Beverly Hills, California. These offices are principally for the origination of SBA loans. The Bank currently plans to convert the Manhattan Beach loan production office into a full-service banking center in the second quarter of 2003.

The Bank is, and has been since inception, headquartered in Rancho Cucamonga, California and continues to have its roots in San Bernardino County. The Bank believes that the demand for business and housing loans will remain strong in the immediate future in the Bank’s primary market area, particularly in San Bernardino County. Even during slow economic periods, businesses continue to grow in San Bernardino County as the population migrates from heavily populated areas such as Los Angeles County into San Bernardino County where the cost of living and doing business are relatively less expensive. San Bernardino County is an industrial/suburban area that serves as a geographic portal for many of the products that are shipped into the port of Los Angeles and distributed through channels in the San Bernardino County region to the rest of the United States. As business opportunities continue to grow in San Bernardino County, demand for housing increases as the population expands in the area.

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

In late 2002, the Bank added single-family tract construction lending, SBA lending and religious financial services to its existing specialty group, single-family coastal construction lending. The Bank’s goal is for balanced lending activities in each of these specialty groups. Additional specialty groups that the Company anticipates pursuing include private banking, cash management services and asset-based lending, among other products and services. Each of these specialty groups will bring diversity to the Bank’s existing product lines, offering its customers greater opportunities and opening new opportunities for the Bank to serve new customers in the community. Loan growth was 21% for the three months ended March 31, 2003 and 84% for fiscal year 2002. New loan commitment volumes are targeted to produce net growth in loans outstanding between 50% and 70% for fiscal year 2003 and 25% to 30% for each year thereafter. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 15% in commercial loans, 30% in commercial real estate loans, 25% in single-family coastal construction, 15% in single-family tract construction and 15% in consumer lending.

In order to expand the Bank’s core deposit franchise, the Bank will continue to introduce additional products and services to capture money market and time deposits by bundling them with other consumer services. Business deposits will be pursued with an expanded courier network, by introduction of cash management products and by specific targeting of non-credit business clientele. The Bank’s core deposit franchise has been built around the community banking system, with deposit growth of 18% for the first three months ended March 31, 2003 and 80% for fiscal year 2002. The Bank’s projected net growth in core deposits ranges from 40% to 60% per annum with the intended distribution of 20% in non-interest bearing demand deposits, 10% in NOW and savings deposits, 40% in money market deposits and 30% in time deposits.

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

Results of Operations

Net income for the three months ending March 31, 2003 and 2002, was $1.3 million and $0.4 million, respectively, representing an increase of 254% for the three months ended March 31, 2003 as compared to the same period in 2002. On a per diluted share basis, net income was $0.39 and $0.14 for the three months ended March 31, 2003 and 2002, respectively. Prior period earnings per share were adjusted for the 5% stock dividend declared in December 2002.

Operating results demonstrated a significant increase in the first three months of 2003 over the same period in 2002 as the volume of earning assets increased. The growth in earning assets was primarily funded by the growth in deposits and other borrowings. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets.

The Company’s net interest income before its provision for possible loan losses increased by $1.9 million or 73% for the three months ended March 31, 2003 as compared with the first quarter of 2002. Non-interest income increased by $0.8 million or 151% in the first quarter of 2003 as compared to the first three months of 2002. Thus, total net revenue (net interest income and non-interest income) for the three months ended March 31, 2003 increased by $2.7 million or 87% as compared to the same period in 2002.

Total non-interest expense was $3.3 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively. This was an increase of $0.9 million or 37%. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50% of total non-interest expense for each of those periods. In order to support its growth, the Company hired additional employees for business development and several experienced managers in fiscal 2002. The Company’s efficiency ratio, however, which is a measure of non-interest expense divided by net interest income plus non-interest income, improved from 75% to 55% for the three months ended March 31, 2003 as compared to the same quarter in 2002 due to the Company achieving efficiencies of scale as it continues to grow.

The quality of the Company’s loan portfolio continued to improve and perform well as compared to peer group standards, sustaining no charge-offs in the first quarter of 2003 and $10,000 in recoveries for loans previously charged off, as compared to $13,000 in net loan charge-offs for the same period in 2002. The Company’s continued growth of its loan portfolio necessitated a provision made to the allowance for possible loan losses in the amount of $0.5 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, the Company reported no impaired or non-performing loans or other real estate owned through foreclosure.

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in federal funds into higher yielding mortgage-backed securities with relatively short duration and high cash flow components. The Company increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above. In doing so, the Company began to realize prepayments on call options on certain of its mortgage-backed security investments and liquidated those securities prior to market premium erosion while generating gains on sale of investment securities of $0.6 million for the quarter ended March 31, 2003. The Company’s investment securities increased by $84.5 million to $134.5 million at March 31, 2003 as compared to $50.0 million at March 31, 2002. The increase in investment securities provided an increase of $0.8 million in interest income for the three month period ended March 31, 2003 as compared to the same period in 2002. Interest income from investment securities for the three months ended March 31, 2003 and 2002 was $1.3 million and $0.5 million, respectively.

At March 31, 2003, the Bank’s equity was $40.2 million. As a result, the Bank exceeds the required capital levels to be considered “well capitalized”. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized”. At March 31, 2003, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.7%, 11.7% and 9.7%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At March 31, 2003, the Company’s total risk-based capital, Tier 1 and leverage ratios were 13.4%, 8.0%, and 6.6%, respectively.

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

Total interest income for the three months ended March 31, 2003 and 2002 was $6.6 million and $3.8 million, respectively, while total interest expense was $2.1 million and $1.2 million, respectively. Therefore, the net interest income was $4.5 million and $2.6 million for the quarters ended March 31, 2003 and 2002, respectively.

The net interest margin for the three month period ended March 31, 2003 was 4.7% as compared to 5.6% for the first quarter of 2002 which is a decrease of 90 basis points. At January 31, 2002, the national prime rate was 4.75%. During the fourth quarter of 2002, the Federal Reserve Bank decreased the overnight borrowing rate by 50 basis points, thus bringing the national prime rate down to 4.25%, where it remained as of March 31, 2003. Consequently, the Company has experienced some compression in its net interest margin as new loans are generated, or existing loans are repriced, at a lower rate. Interest yield on loans decreased from 9.1% for the quarter ended March 31, 2002 to 7.7% for the quarter ended March 31, 2003. Although the Bank has many loans that have reached their floor rates and have not continued to adjust downwards as interest rates declined, certain higher rate loans that paid off were replaced with new loans originated at lower market rates. Loan fees, which are included in interest income, also contributed to interest income. For the three months ended March 31, 2003, loan fee income represented $0.6 million or 11.4% of the $5.3 million in interest and fees on loans. For the three months ended March 31, 2002, loan fee income was $0.6 million or 18% of the $3.3 million in interest and fees on loans. Construction loans and commercial real estate loans generate the bulk of all loan fee income. As the Company continues its emphasis in single-family coastal and tract home construction loans, the volume of construction fees have increased during the later part of 2002. Those fees are deferred and amortized over the life of the loans. Construction loans generally have a duration of 12 months and as the level of construction loans continue to grow, the yield on loans will increase as a result and will reach a greater constant level over a twelve month cycle.

Total interest expense was $2.1 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively, for a total increase of $0.9 million. Interest expense on deposits totaled $1.5 million during the three months ended March 31, 2003 compared to $0.8 million during the three months ended March 31, 2002 representing an increase of $0.7 million. Although interest-bearing deposits increased in 2003 compared to 2002, the Company continues to offer competitive rates and have maintained the cost of funds on its deposits at 2.0% for the quarters ended March 31, 2003 and 2002. The cost of funds of deposits includes non-interest bearing deposits. Average non-interest bearing deposits increased from $48.2 million for the quarter ended March 31, 2002 to $59.2 million for the quarter ended March 31, 2003.

Interest expense on short-term borrowings which includes primarily FHLB borrowings have decreased from 2.4% for the quarter ended March 31, 2002 to 2.0% for the quarter ended March 31, 2003 as market rates have decreased as discussed above.

An additional form of funding for the Bank’s growth was debt issued by the Company which resulted in a higher consolidated cost of funds beyond that of deposits and FHLB borrowings. In December 2002, the Company issued $5.0 million in Trust Preferred Securities and $5.0 million in subordinated debt. The Company also borrowed $5.0 million on a line of credit with a financial institution. Those instruments bear variable interest rates indexed to LIBOR and adjust on a quarterly basis. The consolidated cost of funds for the Company for the three months ended March 31, 2003 was 2.5%, down from 3.2% for the same period ended March 31, 2002. As market rates have decreased, the interest on those variable notes has decreased.

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

	For the quarter ended March 31,

	2003			2002

	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$279,887	$5,286	7.7%	$146,556	$3,310	9.1%
Investment securities[1]	104,784	1,285	5.0	39,937	450	4.5
Federal funds sold	7,974	23	1.2	2,335	10	1.7
Other investments	2,806	36	5.2	445	2	1.8

Total interest-earning assets	395,451	6,630	6.8%	189,273	3,772	8.0%

Other assets	25,856			17,487
Less: Allowance for possible loan losses	(3,153)			(1,637)

Total average assets	$418,154			$205,123

Liabilities and Shareholders’ Equity
Savings deposits	$145,089	719	2.0%	$56,417	211	1.5%
Time deposits	103,353	803	3.2	62,235	622	4.0
Subordinated debt	5,000	55	4.5	—	—	—
Convertible debentures	—	—	—	3,736	93	10.0
Trust preferred securities	17,000	202	4.8	12,000	170	5.6
Short term borrowings	62,024	305	2.0	9,338	55	2.4

Total interest-bearing liabilities	332,466	2,084	2.5%	143,726	1,151	3.2%

Demand deposits	59,171			48,222
Other liabilities	6,140			2,609

Total average liabilities	397,777			194,557
Shareholders’ equity	20,377			10,566

Total liabilities and shareholders’ equity	$418,154			$205,123

Net interest spread[2]			4.3%			4.8%

Net interest income and net interest margin[3]		$4,546	4.7%		$2,621	5.6%

1	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

2	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

3	Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended March 31, 2003 and 2002, the provision for loan losses was $0.5 million and $0.2 million, respectively. The provision for loan losses was increased to support the significant growth in loans experienced during such periods.

The Company’s allowance for possible loan losses was $3.5 million or 1.14% of gross loans at March 31, 2003 compared to $1.6 million or 1.07% of gross loans at March 31, 2002. At December 31, 2002, the allowance for possible loan losses was $3.0 million or 1.19% of gross loans. As the volume of loans increases, the level of allowance for possible loan loss increases in order to maintain a similar ratio of reserve to loans. Additions to the reserve are effected through the provision for possible loan losses. Also affecting the reserve are loans charged off and loans recovered. Net loan recoveries for the three months ended March 31, 2003 were $10,000 whereas net loan charge-offs for the three months ended March 31, 2002 were $13,000.

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

Non-Interest Income

Non-interest income for the three months ended March 31, 2003 and 2002 was $1.3 million and $0.5 million, respectively, for an increase of $0.8 million or 151%.

In the fourth quarter 2002, the Company began its SBA lending department. The guaranteed portions of the SBA loans originated are eventually sold. The sale of the guaranteed portion of the SBA loans, combined with other loans held for sale and sold during the year, generated income of $178,000 from the SBA loan sales and $54,000 from the other loans held for sale and sold for the first three months ended March 31, 2003 as compared to $0 and $56,000, respectively, for the same period in 2002.

During the quarter ended March 31, 2003, net gains from the sale of investment securities amounted to $0.6 million as compared to $77,000 for the same period in 2002. The gains were a result of management’s ability to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable and therefore, the Company realized gains upon sale from its available-for-sale investment portfolio.

Income from fees and service charges also increased $0.1 million for the three months ended March 31, 2003 as compared to the same quarter in 2002 as the volume of loans and deposits have increased.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended March 31, 2003 and 2002 was $3.3 million and $2.4 million, respectively. The increase for the quarter ended March 31, 2003 as compared to the same period in 2002 was $0.9 million or 37%. Non-interest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) data processing, marketing, professional fees, office supplies, postage and telephone, insurance and assessments, administrative, and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2003 and 2002, while providing the infrastructure needed to support longer-term growth. The Company’s salaries and employee benefits expense increased by $0.4 million or 32% to $1.7 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002.

Occupancy expense increased $56,000 or 29% to $248,000 in the first three months of 2003 from $192,000 in the first quarter of 2002. In 2002, the loan production office in Manhattan Beach expanded into a larger facility to accommodate additional staff as the single family coastal construction loan production increased. The Company also entered into new office leases in San Diego and Beverly Hills for the production of SBA loans as the Company began its SBA lending department in the fourth quarter of 2002. Correspondingly, expenses related to furniture and fixtures increased $46,000 or 31% in the three months ended March 31, 2003 as compared to the same period in 2002.

Other non-interest expense was $1.1 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of $0.4 million or 57%. Other expenses increased significantly due primarily to the Company’s implementation of its strategy to grow the Company. All categories of other non-interest expense, with the exception of data processing and certain administrative expenses, increased including marketing, professional services, office supplies, postage and telephone, and insurance due to increases in the number of employees and the volume of loan and deposit production. In particular, the Company’s marketing expense increased significantly from $152,000 in the first quarter of 2002 to $280,000 in the first quarter of 2003 as the Company increased its advertising and promotional campaigns in its communities.

The following is a breakdown of other non-interest expense for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Other non-interest expense:
Data processing	$166	$193
Marketing expenses	280	152
Professional expenses	143	122
Office supplies, postage and telephone	200	135
Insurance and assessment expense	69	41
Administrative expense	33	39
Other	171	26

Total other non-interest expense	$1,062	$708

Financial Condition

Assets

At March 31, 2003, total assets increased $78.9 million or 20% to $464.2 million from $385.3 million at December 31, 2002. Assets were comprised primarily of $307.5 million in gross loans and $134.5 million in investment securities at March 31, 2003. This is an increase of $54.2 million or 21% in gross loans and $46.9 million or 54% in investment securities from December 31, 2002. This was offset by a decrease of $15.8 million in Fed Funds Sold between December 31, 2002 and March 31, 2003.

Investments

The Company increased its securities portfolio during the first quarter of 2003 through the purchase of mortgage-backed securities, which are typically insured by U.S. Government-backed agencies. The Company’s securities portfolio amounted to $134.5 million, or 29% of total assets, at March 31, 2003 and $87.6 million, or 23% of total assets, at December 31, 2002. The securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at March 31, 2003, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$119,717	$—	$(268)	$119,449
U.S. agency securities	15,000	7	—	15,007

Total	$134,717	$7	$(268)	$134,456

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$87,364	$189	$—	$87,553

The amortized cost and fair values of investment securities available-for-sale at March 31, 2003, by expected maturities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	at March 31, 2003

	Amortized
	Cost	Fair Value

Due after 10 years	$134,717	$134,456

Proceeds from sales of mortgage-backed securities available-for-sale during the three months ended March 31, 2003 were $58.8 million. Gross gains on those sales were $599,000. Included in stockholders’ equity at March 31, 2003 is $151,000 of net unrealized losses, net of tax benefits, on investment securities available-for-sale.

Proceeds from sales of mortgage-backed securities available-for-sale during the three months ended March 31, 2002 were $6.4 million. Gross gains on those sales were $77,000. Included in stockholders’ equity at December 31, 2002 is $109,000 of net unrealized gains, net of taxes, on investment securities available-for-sale.

Securities with a carrying value and fair value of $134.5 million and $87.6 million at March 31, 2003 and December 31, 2002, respectively, were pledged to secure public monies as required by law, Treasury, tax and loan deposits, and Federal Home loan Bank advances.

Loans

The Company continued to have significant growth in its loan portfolio increasing its gross loans during the first quarter of 2003 by $54.2 million or 21% from $253.2 million at December 31, 2002 to $307.5 million at March 31, 2003. All the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which includes the counties of San Bernardino, Los Angeles, and Orange. These loans are collateralized in accordance with Company policy. The concentrations of credit by type of loan are set forth below (in thousands):

	March 31,	December 31,
	2003	2002

Commercial, financial and agricultural	$19,828	$19,232
Real Estate – construction	155,639	110,212
Real Estate – mortgage
Commercial	95,844	93,122
Residential	30,930	23,480
Installment loans to individuals	5,279	5,659
All other loans (including overdrafts)	86	60

	307,606	251,765
Unearned income on installment loans	(20)	(31)
Deferred loan fees	(1,038)	(595)

Loans, Net of Unearned Income	$306,548	$251,139

Loans held for sale	$907	$2,112

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

At March 31, 2003, the Bank had approximately $50.0 million in loans pledged to secure FHLB borrowings.

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

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	March 31,	December 31,
	2003	2002

Balance, beginning of year	$3,003	$1,450
Credit from purchase of loan portfolio	—	197
Recoveries on loans previously charged off	10	167
Loans charged off	—	(241)
Provision charged to operating expense	500	1,430

Balance, end of year	$3,513	$3,003

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance for loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

The Bank had no impaired loans as of March 31, 2003, and December 31, 2002.

The following is a summary of information pertaining to impaired loans as of March 31, 2003, and December 31, 2002.

	March 31,	December 31,
	2003	2002

		(in thousands)
Average investment in impaired loans	—	22
Interest income recognized on impaired loans	—	—
Interest income recognized on a cash basis for impaired loans	—	—

Nonperforming Assets

At March 31, 2003 and December 31, 2002, the Bank had no non-accrual loans or loans classified as troubled debt restructurings. At March 31, 2003 the Bank had approximately $1,100 in loans past due 90 days or more in interest or principal and still accruing interest. At December 31, 2002, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. At March 31, 2003, the Bank increased its deposits by $52.7 million or 18% as compared to December 31, 2002. The increase is primarily due to the increase of $30.1 million or 31% in money market accounts.

At March 31, 2003, the composition of the average deposit portfolio was 19% in non-interest bearing deposits, 47% in money market, NOW and savings deposits, and 34% in time certificates of deposit, while the composition was 26%, 41%, and 33%, respectively, at December 31, 2002.

At March 31, 2003, the Bank had approximately 7,915 demand deposit accounts with an aggregate balance of $69.8 million with an average balance of $8,230. In addition, the Bank’s NOW, and money market accounts taken together at March 31, 2003 were comprised of 4,595 accounts with an aggregate balance of $148.3 million and an average balance of $28,691. Savings deposits were comprised of 4,981 accounts with an aggregate balance of $13.7 million at March 31, 2003, with an average account balance of $2,691. Time deposits (“TCD’s”) were comprised of approximately 3,478 accounts with an aggregate balance of $115.2 million with an average balance of $29,730 at March 31, 2003. TCD’s with an account balance of $100,000 or more equaled $58.2 million at March 31, 2003.

At December 31, 2002, the Bank had approximately 6,257 demand deposit accounts representing aggregate deposits of approximately $69.5 million with an average account balance of $11,012. In addition, at December 31, 2002, the Bank had approximately 3,670 accounts representing approximately $116.8 million in NOW and money market accounts with an average account balance of $31,794, approximately 3,680 accounts for an aggregate of $12.7 million in savings deposits with an average account balance of $3,463, and approximately 2,284 accounts representing approximately $96.1 million in TCD’s with an average account balance of $42,131. Of the total deposits at December 31, 2002, $47.6 million were in the form of TCD’s in denominations of $100,000 or more.

At March 31, 2003, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

March 31,
2003

Three months or less	$10,365
Over three through six months	9,022
Over six through twelve months	28,985
Over twelve months	9,820

$58,192

Borrowings

At March 31, 2003, Federal Home Loan Bank (“FHLB”) advances were $70.0 million as compared to $45.0 million at December 31, 2002. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets.

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of March 31, 2003 (dollars in thousands):

	Weighted
	Average
Maturity	Rate	Amount

2003	1.35%	$30,000
2004	1.64%	25,000
2005	1.98%	15,000

	1.59%	$70,000

During 2002, the Company obtained a $5.0 million line of credit from a correspondent financial institution. The funds were drawn and held at the Company as working capital. The line of credit bears interest at a floating rate and matures on January 4, 2004. Interest is due quarterly. The line is secured by 1,218,700 shares of the Bank’s stock representing 100% of the Bank’s common stock.

In December 2002 and December 2001, the Company issued trust preferred securities of $5.0 million and $12.0 million, respectively. See Note #2 in Item 1 hereof. Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The initial rate was set at 4.45%. As of March 31, 2003 the rate had reset to 4.34%. The total of those two issuances of $10.0 million in December 2002 was downstreamed to the Bank as additional capital for the Bank.

The Bank has lines of credit with five correspondent banks totaling $27.7 million at March 31, 2003. Additionally, the Bank has a borrowing line at the Federal Home Loan Bank totaling $139.0 million at March 31, 2003, representing 30% of total assets of the Bank.

Stockholders’ Equity

At March 31, 2003 and December 31, 2002, stockholders’ equity was $20.5 million and $20.0 million, respectively. The increase in stockholders’ equity was due primarily to the net income for the first three months of 2003 of $1.3 million offset by certain common stock repurchases and change in the valuation of the investment securities available for sale.

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

The Bank’s Asset-Liability Management Committee (ALCO) manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit ratio was 89% and 86% as of March 31, 2003 and December 31, 2002, respectively. The Bank’s policy is to strive for a loan to deposit ratio between 70% and 90%.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 14.9% of total assets at March 31, 2003. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has borrowing lines with five correspondent banks totaling $27.7 million as well as an Advance Line with the Federal Home Loan Bank allowing the bank to borrow up to 30% of its total assets as of March 31, 2003. This advance line is collateralized by investment securities and/or eligible loans.

Capital Resources

Neither the Company nor the Bank has any significant commitments for capital expenditures.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action as applicable, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Company’s and the Bank’s actual regulatory capital amounts and ratios (dollar amounts in thousands):

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003
Total capital to risk-weighted assets:
Bank	$43,819	12.7%	$27,576	8.0%	$34,469	10.0%
Company	$46,158	13.4%	$27,657	8.0%	N/A	N/A
Tier 1 to risk-weighted assets:
Bank	$40,306	11.7%	$13,788	4.0%	$20,682	6.0%
Company	$27,534	8.0%	$13,828	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$40,306	9.7%	$16,624	4.0%	$20,780	5.0%
Company	$27,534	6.6%	$16,663	4.0%	N/A	N/A
As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	15.0%	$22,364	8.0%	$27,955	10.0%
Company	$44,838	16.0%	$22,454	8.0%	N/A	N/A
Tier 1 to risk-weighted assets:
Bank	$38,786	13.9%	$11,182	4.0%	$16,773	6.0%
Company	$26,452	9.4%	$11,227	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$38,786	11.6%	$13,353	4.0%	$16,691	5.0%
Company	$26,452	7.9%	$13,412	4.0%	N/A	N/A

Economic Concerns

The Bank concentrates on marketing to, and serving the needs of, small and medium-sized businesses, professionals and individuals located in the Southern California counties of Los Angeles, San Bernardino, Orange, and Riverside through its seven full service offices. In February 2001, the Bank opened a loan production office in Manhattan Beach to primarily service the single family residence construction lending practice in the coastal communities of Los Angeles and in August 2002, the Bank opened two SBA loan production offices, one in San Diego and one in Beverly Hills. In April, 2003, the Bank opened its seventh full service office in Corona, California.

The financial condition of the Bank has been, and is expected to continue to be, affected by the overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, upon the quality of its assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to general economic risks that could adversely impact its results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in California, could hurt the Company’s business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, in particular an economic slowdown within California, could result in the following consequences, any of which could hurt the Company’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline; and

•	collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with its loans held for investment.

A downturn in the California real estate market could hurt its business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of March 31, 2003, approximately 92% of the Company’s loans held for investment consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and the Company would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

Asset/Liability Management

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on March 31, 2003, assuming shifts of 100 to 200 basis points in both directions (in thousands):

	Economic Value of Equity		Earnings at Risk

Simulated	Cumulative Dollar	Percentage	Cumulative Dollar	Percentage
Rate Changes	Change	Change	Change	Change

+ 200	(2,141)	-4.05	1,573	7.95
+ 100	(997)	-1.89	518	2.62
- 100	(21)	-0.04	(480)	-2.43
- 200	3,734	7.06	(1,222)	-6.18

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

At March 31, 2003, the Company’s estimated changes in EVE and EAR were within the ranges established by the Board of Directors.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various litigation matters. In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer.

b)	Reports on Form 8-K:

The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003:

i)	January 21, 2003 – Press Release: Year End 2002 Operating Results

ii)	March 28, 2003 – Certifications of Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2003.

VINEYARD NATIONAL BANCORP

By:	/s/ NORMAN MORALES

Norman Morales President and Chief Executive Officer

By:	/s/ GORDON FONG

Gordon Fong Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION
PURSUANT TO RULE 13a-14
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Norman Morales, President and Chief Executive Officer (Principal Executive Officer), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vineyard National Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Norman Morales

Norman Morales President and Chief Executive Officer

CERTIFICATION
PURSUANT TO RULE 13a-14
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Gordon Fong, Senior Vice President and Chief Financial Officer (Principal Financial Officer), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vineyard National Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(d)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(e)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Gordon Fong

Gordon Fong Senior Vice President and Chief Financial Officer (Principal Financial Officer)