Form 10-Q
period 2003-06-30
VINEYARD NATIONAL BANCORP
filed 2003-07-30
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date: 2,966,790 shares of common stock as of July 24, 2003.

VINEYARD NATIONAL BANCORP
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002,
AND DECEMBER 31, 2002

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
AT JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited except for December 31, 2002)

	Dollars in Thousands

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$13,226	$17,533
Federal funds sold	11,000	15,829

Total Cash and Cash Equivalents	24,226	33,362

Investment securities, available-for-sale	179,054	87,553
Loans, net of unearned income	390,577	251,139
Loans held for sale	1,135	2,112
Less: Allowance for possible loan losses	(4,766)	(3,003)

Net Loans	386,946	250,248
Bank premises and equipment, net	6,385	5,600
Accrued interest	2,322	1,487
Federal Home Loan Bank and other stock, at cost	6,520	2,270
Deferred income tax asset	2,433	2,328
Other assets	3,408	2,454

Total Assets	$611,294	$385,302

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$78,496	$61,906
Interest-bearing	355,257	225,606

Total Deposits	433,753	287,512
Federal Home Loan Bank advances	125,000	45,000
Other borrowings	5,000	5,000
Subordinated debentures	5,000	5,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	17,000	17,000
Accrued interest and other liabilities	4,017	5,832

Total Liabilities	589,770	365,344
Stockholders’ Equity
Contributed capital
Perpetual preferred stock – no par value, authorized 10,000,000 shares; issued and outstanding, 50 shares in 2003 and 2002	2,450	2,450
Common stock- no par value, authorized 25,000,000 shares; issued and outstanding 2,800,578 and 2,849,680 in 2003 and 2002, respectively	6,796	6,052
Additional paid-in capital	3,307	3,307
Stock dividends to be distributed	—	2,026
Retained earnings	9,010	6,014
Accumulated other comprehensive (loss) income	(39)	109

Total Stockholders’ Equity	21,524	19,958

Total Liabilities and Stockholders’ Equity	$611,294	$385,302

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Interest Income
Interest and fees on loans	$12,058	$7,116	$6,772	$3,806
Interest on investment securities	3,084	1,085	1,764	633
Interest on federal funds sold	69	39	45	29

Total Interest Income	15,211	8,240	8,581	4,468

Interest Expense
Interest on savings deposits	33	68	17	33
Interest on NOW and money market deposits	1,561	528	859	351
Interest on time deposits in denominations of $100,000 or more	957	601	532	302
Interest on other time deposits	843	618	465	295
Interest on other borrowings	1,270	664	705	347

Total Interest Expense	4,664	2,479	2,578	1,328

Net Interest Income	10,547	5,761	6,003	3,140
Provision for Possible Loan Losses	(1,750)	(535)	(1,250)	(335)

Net Interest Income After Provision for Possible Loan Losses	8,797	5,226	4,753	2,805

Other Income
Fees and service charges	1,148	740	652	353
Gain on sale of SBA loans	495	—	317	—
Net gain on sale of investment securities	1,571	179	972	101
Litigation recovery	—	180	—	180
Other income	100	102	46	39

Total Other Income	3,314	1,201	1,987	673

Other Expense
Salaries and employee benefits	3,498	2,275	1,751	954
Occupancy expense of premises	542	390	296	198
Furniture and equipment	457	359	263	211
Other	2,389	1,569	1,323	861

Total Other Expense	6,886	4,593	3,633	2,224

Income Before Income Taxes	5,225	1,834	3,107	1,254
Income Tax Provision	2,136	726	1,272	500

Net Income	$3,089	$1,108	$1,835	$754

Basic Earnings Per Share	$1.06	$0.56	$0.64	$0.38

Diluted Earnings Per Share	$0.97	$0.42	$0.58	$0.28

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total

Balance December 31, 2001	$—	1,969,932	$2,151	$3,307	$—		$5,032	$(35)	$10,455
Stock options exercised		31,149	119						119
Conversion of convertible debentures		21,000	100						100
Comprehensive income
Net income						$1,108	1,108		1,108
Unrealized security holding gains (net of $162 tax)						432		432	432
Less reclassification adjustment for realized gains (net of $75 tax)						(104)		(104)	(104)

Total comprehensive income						$1,436

Balance, June 30, 2002	$—	2,022,081	$2,370	$3,307	$—		$6,140	$293	$12,110

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total

Balance December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958
Stock options exercised		27,500	140						140
Purchase of treasury stock		(76,602)	(1,420)						(1,420)
Stock dividends distributed			2,024		(2,024)				—
Cash paid for fractional shares for stock dividend distribution					(2)				(2)
Cash dividends paid on preferred stock							(93)		(93)
Comprehensive income
Net income						$3,089	3,089		3,089
Unrealized security holding gains (net of $546 tax)						779		779	779
Less reclassification adjustment for realized gains (net of $644 tax)						(927)		(927)	(927)

Total comprehensive income						$2,941

Balance, June 30, 2003	$2,450	2,800,578	$6,796	$3,307	$—		$9,010	$(39)	$21,524

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands
	June 30,	June 30,
	2003	2002

Reconciliation of Net Income to
Net Cash Provided by Operating Activities
Net Income	$3,089	$1,108
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	354	402
Loss on disposal of property, plant & equipment	27	—
Investment securities accretion/amortization	223	219
Provision for possible loan losses	1,750	535
Adjustment to allowance for possible loan losses relating to acquired loans	—	198
Increase in deferred taxes	(80)	—
(Decrease)/increase in taxes payable	(1,134)	770
Increase in other assets	(961)	(333)
Decrease in cash surrender value of life insurance policies	8	—
Gain on sale of investment securities	(1,571)	(179)
Decrease in loans held for sale	977	3,828
Increase/(decrease) in unearned loan fees	853	(224)
Increase in interest receivable	(835)	(469)
Decrease in interest payable	(49)	(282)
Decrease in accrued expense and other liabilities	(632)	(174)

Total Adjustment	(1,070)	4,291

Net Cash Provided By Operating Activities	2,019	5,399
Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed securities available-for-sale	176,843	15,854
Proceeds from maturities/calls of investment securities available-for-sale	10,000	3,500
Proceeds from principal reductions and maturities of mortgage-backed securities	6,574	3,735
Purchase of investment securities available-for-sale	(30,002)	(20,004)
Purchase of mortgage-backed securities available-for-sale	(253,823)	(21,552)
Purchase of Federal Home Loan Bank and other stock	(4,196)	(1,418)
Recoveries on loans previously written off	13	109
Net loans made to customers and principal collection of loans	(140,291)	(60,206)
Capital expenditures	(1,139)	(377)

Net Cash Used By Investing Activities	(236,021)	(80,359)
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	76,403	5,506
Net increase in certificates of deposits	69,838	40,897
Net change in Federal Home Loan Bank advances	80,000	28,500
Purchase of treasury stock	(1,420)	—
Dividends paid on perpetual preferred stock	(93)	—
Cash paid on fractional shares of common stock dividend	(2)	—
Stock options exercised	140	119

Net Cash Provided By Financing Activities	224,866	75,022

Net (Decrease)/increase in Cash and Cash Equivalents	(9,136)	62
Cash and Cash Equivalents, Beginning of year	33,362	14,710

Cash and Cash Equivalents, End of quarter	$24,226	$14,772

Supplemental Information
Change in valuation allowance for investment securities	$254	$566
Interest paid	$4,086	$2,761
Income tax paid	$4,420	$46
Conversion of convertible debentures	$—	$100

See accompanying notes to financial statements.

Note #1 – Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of Management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2003 and results of cash flows for the six months ended June 30, 2003 and 2002 and the results of operation for the six and three months ended June 30, 2003 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the six months ended June 30, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Vineyard Bank (the “Bank”), Vineyard Statutory Trust I, and Vineyard Statutory Trust II. Intercompany balances and transactions have been eliminated.

Nature of Operations

The Company is organized as a single reporting segment and operates several full-service branches and loan production offices within San Bernardino, Riverside, Orange, San Diego and Los Angeles counties in California. The Company provides a variety of financial services to individuals and small-to-medium sized businesses and offers a full range of commercial banking services including the acceptance of checking and savings deposits, and originating various types of installment, commercial and real estate loans.

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

While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change.

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

Current Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or operating results of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which requires that most financial services companies subject their intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the financial condition or operating results of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

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

On December 19, 2002, Vineyard Statutory Trust II (“Trust II”), a wholly owned subsidiary of the Company, issued $5.0 million of Floating Rate Capital Securities (“Capital Securities”). The Trust II invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Floating Rate Subordinated Debentures”) issued by the Company. The Floating Rate Subordinated Debentures were issued concurrent with the issuance of the Capital Securities. The Company will pay the interest on the Floating Rate Subordinated Debentures to the Trust II, which represents the sole revenue and sole source of dividend distributions by the Trust II to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, payment of Trust II’s obligation. The Company has the right, assuming no default has occurred, to defer payments of interest on the Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Capital Securities will mature on December 26, 2032, but can be called at any time commencing on December 26, 2007, at par.

Note #3 - Convertible Debentures

On April 30, 2001, the Company issued $3.8 million in 10% convertible debentures which were convertible into shares of the Company’s common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures could be redeemed at the Company’s option, in whole or in part at any time after July 1, 2003 and were due June 30, 2008. Interest on the debentures was due quarterly at an annual rate of 10%. During 2002, the Company offered the holders of the convertible debentures an incentive to convert. This incentive totaled $0.3 million and is included in other expenses. All debentures were converted in the third quarter of 2002. Total interest expense for such debentures recorded for the three months ended June 30, 2003 and 2002 was $0 and $0.1 million, respectively. Total interest expense for such debentures recorded for the six months ended June 30, 2003 and 2002 was $0 and $0.2 million, respectively.

Note #4 - Perpetual Preferred Stock

On December 18, 2002, the Company issued 50 shares of 7.0% Series A Preferred Stock (“Series A Preferred”) at $50,000 per share to eight individual investors for aggregate proceeds of $2.5 million. Each share of Series A Preferred is entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. The Series A Preferred qualifies as Tier I capital under the regulations of the Federal Reserve Board. With each share of Series A Preferred, the Company issued a warrant to purchase 2,000 shares of the Company’s common stock at $15.00 per share. The total number of shares issuable pursuant to the warrants was increased to 105,000 shares and the per share exercise price has been adjusted to $14.29 to reflect the 5% stock dividend declared by the Company on December 23, 2002. Each warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. The Series A Preferred were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Note #5 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. At June 30, 2003 and December 31, 2002, the Company had commitments to extend credit of approximately $108.0 million and $97.2 million, respectively, and obligations under standby and commercial letters of credit of approximately $0.5 million and $0.4 million, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

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

The EPS was adjusted to reflect a 5% stock dividend declared in December 2002.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (dollar amounts in thousands):

	For the Six Months Ended June 30,				For the Three Months Ended June 30,

	2003		2002		2003		2002

	Income	Shares	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$3,089		$1,108		$1,835		$754
Less: preferred stock dividend	(93)				(43)
Shares outstanding at end of period		2,800,578		2,021,927		2,800,578		2,021,927
Impact of weighting shares issued/(purchased) during the period		24,369		(32,270)		7,314		(19,847)

Used in Basic EPS	$2,996	2,824,947	$1,108	1,989,657	$1,792	2,807,892	$754	2,002,080
Plus: Interest on Convertible Debentures assuming conversion (after tax)			111				55
Dilutive effect of outstanding stock options and warrants		261,715		125,871		275,639		126,836
Dilutive effect of convertible debentures				775,781				766,500

Used in diluted EPS	$2,996	3,086,662	$1,219	2,891,309	$1,792	3,083,531	$809	2,895,416

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation”, to stock based employee compensation (dollar amounts in thousands, except per share data):

	For the Six Months Ended		For the Three Months Ended

	6/30/2003	6/30/2002	6/30/2003	6/30/2002

Net income:
As reported	$3,088,728	$1,107,107	$1,834,746	$753,285
Less: Preferred stock dividend	(93,819)	—	(43,750)	—
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(168,202)	(262,542)	(79,584)	(223,229)

Pro Forma Net Income - Used in Basic Earnings Per Share	2,826,707	844,565	1,711,412	530,056
Add: interest expense on convertible debt	—	111,000	—	54,750

Pro Forma Net Income - Used in Diluted Earnings Per Share	$2,826,707	$955,565	$1,711,412	$584,806

Weighted Average Shares Outstanding - Basic	2,824,947	1,989,657	2,807,892	2,002,080
Weighted Average Shares Outstanding - Diluted	3,086,662	2,891,309	3,083,531	2,895,416
Basic Earnings per share
As reported	$1.06	$0.56	$0.64	$0.38
Pro forma	$1.00	$0.42	$0.61	$0.26
Earnings per share - assuming dilution
As reported	$0.97	$0.42	$0.58	$0.28
Pro forma	$0.92	$0.33	$0.56	$0.20

The following table sets forth the information that was used in calculating the Company’s book value per common share as of June 30, 2003 and December 31, 2002 (dollar amounts in thousands):

	June 30,	December 31,
	2003	2002

Period-end shares outstanding
Basic	2,800,578	2,849,680
Dilutive Warrants	0	0
Dilutive Options	0	0

Used in book value per common share	2,800,578	2,849,680
Book value per common share	$6.82	$6.11

Note #8 – Subsequent Events

On April 9, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company’s wholly-owned subsidiary, Vineyard Bank, was to acquire Southland Business Bank, a California-chartered commercial bank. The merger was completed on July 4, 2003. Under the terms of the merger agreement, shareholders of Southland Business Bank received total consideration of $3.2 million for the 527,906 shares currently outstanding which was paid in approximately 166,000 newly issued shares of common stock of the Company. Southland Business Bank was headquartered in Irwindale, California, and had total assets of $33.7 million, total deposits of $31.3 million and total stockholders’ equity of $2.4 million as of June 30, 2003.

Concurrent with the filing of this Form 10-Q, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register up to 1,150,000 shares of the Company’s      % Series B Noncumulative Convertible Preferred Stock (“Series B Preferred Stock”) and a number of shares of the Company’s common stock issuable upon conversion of the Series B Preferred Stock. Each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock at a to-be-determined conversion price, which is subject to certain adjustments.

In July 2003, the Company announced the initiation of a quarterly cash dividend program. The Company also announced the declaration of a cash dividend of $0.02 per share payable on August 26, 2003 to shareholders of record as of August 11, 2003.

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

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowance for loan losses and the value of carried securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Business and Organization

Vineyard National Bancorp

The Company is a California-chartered bank holding company that commenced business in December 1988 when it acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank. The Bank commenced business in September 1981 as a national banking association and converted to a California bank charter and took its present name in August 2001. The Bank operates under the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. At June 30, 2003, the Company had consolidated total assets of $611.3 million, total deposits of $433.8 million and consolidated stockholders’ equity of $21.5 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.” In July 2003, the Company completed the acquisition of Southland Business Bank, a California-chartered commercial bank, located in Irwindale, California. At June 30, 2003, Southland Business Bank had total assets of $33.7 million, total deposits of $31.3 million and total stockholders’ equity of $2.4 million.

The Bank, which is the Company’s primary asset, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate and invest in various types of loans and investment securities. The Bank operates eight full-service branch offices located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Blue Jay, Irwindale and Corona, all of which are located within Los Angeles and San Bernardino counties, California, and currently has three loan production offices located in Manhattan Beach, San Diego and Beverly Hills, California. The Bank anticipates opening an additional loan production office in Irvine, California and converting its loan production office located in Manhattan Beach, California into a full-service branch office in the third quarter of 2003.

The Company’s Strategic Plan

Since the hiring of the Company’s president and chief executive officer in October 2000, the Company has experienced significant growth pursuant to the execution of the Company’s strategic business plan, which emphasizes growth through the expansion of the Company’s lending products and deposit services. As the Company has implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Company’s new management team has focused its efforts into developing a customer-oriented service philosophy, while expanding the Company’s lending products by creating various specialty lending groups. The Company is focused on providing relationship banking services to the following markets: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside Counties, (ii) the coastal communities surrounding Los Angeles, California and (iii) the San Gabriel Valley region of Los Angeles. The Company has targeted these markets because of the Company’s experience and knowledge of, as well as the anticipated continued growth and potential for development in, these markets.

Expanded Product Offering. During the last two years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•	In 2001, the Bank began originating higher-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where the Company believes it has significant market share. These types of construction loans typically range from $0.8 million to $2.5 million. The Bank’s single-family residential coastal construction loans amounted to $144.4 million at June 30, 2003 and $89.5 million at December 31, 2002.

•	In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $7.5 million. The Bank’s single-family residential tract construction loans amounted to $63.7 million at June 30, 2003 and $14.2 million at December 31, 2002.

•	In 2002, the Bank also began originating Small Business Administration (“SBA”) loans and religious loans, which are compromised of loans to churches and private schools, throughout its market area. SBA loans amounted to $5.4 million at June 30, 2003 and $3.5 million at December 31, 2002. Religious loans amounted to $6.0 million at June 30, 2003. The Company did not have any outstanding religious loans at December 31, 2002. The Company anticipates significantly increasing the origination of these types of loans.

•	In 2003, the Bank began offering private banking services targeted to high-income individuals in the coastal communities surrounding Los Angeles.

•	In the third quarter of 2003, the Bank intends to establish a new income property lending division to service the growing commercial and apartment building market in Southern California.

•	In order to expand the Bank’s core deposit franchise, the Bank has focused on introducing additional products and services to obtain money market and time deposits by bundling them with other consumer services. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Bank’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 50.9% for the six months ended June 30, 2003 and 80.4% for the year ended December 31, 2002. At June 30, 2003, total deposits amounted to $434.1 million and non-interest bearing demand deposits amounted to $78.9 million.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank’s total loan growth amounted to 54.7% for the six months ended June 30, 2003 and 84.1% for the year ended December 31, 2002.

Relationship Banking. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for the Company’s customers. To that end, the Bank’s facilities are being redesigned to incorporate user-friendly technology and personal service to facilitate the Company’s focus on relationship banking.

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. The Company will continue to expand its branch network through new offices in selected markets and opportunistic acquisitions. The Company opened a new branch office in Corona, California in the second quarter of 2003 and intends to convert its loan production office in Manhattan Beach, California into a full-service branch office during the third quarter of 2003. In addition, the Bank anticipates opening an additional loan production office in Irvine, California during the third quarter of 2003. The Company’s acquisition of Southland Business Bank was consummated in July 2003. As a result of the acquisition, the Company acquired a branch office in Irwindale, California.

Asset Growth. The Company’s total assets as of June 30, 2003 were $611.3 million as compared to $110.8 million as of December 31, 2000. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that the Company believes provide for a rigorous underwriting of all loans originated by the Bank. At June 30, 2003, the Bank had $0.1 million of non-performing loans and no real estate owned.

Results of Operations

Net income for the three months ending June 30, 2003 and 2002, was $1.8 million and $0.8 million, respectively, representing an increase of 143% for the three months ended June 30, 2003 as compared to the same period in 2002. On a per diluted share basis, net income was $0.58 and $0.28 for the three months ended June 30, 2003 and 2002, respectively. Prior period earnings per share were adjusted for the 5% stock dividend declared in December 2002.

Net income for the six months ending June 30, 2003 and 2002, was $3.1 million and $1.1 million, respectively, representing an increase of 179% for the six months ended June 30, 2003 as compared to the same period in 2002. On a per diluted share basis, net income was $0.97 and $0.42 for the six months ended June 30, 2003 and 2002, respectively. Prior period earnings per share were adjusted for the 5% stock dividend declared in December 2002.

Operating results demonstrated a significant increase in the first six months of 2003 over the same period in 2002 as the volume of earning assets increased. The growth in earning assets was primarily funded by the growth in deposits and other borrowings. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets.

The Company’s net interest income before its provision for possible loan losses increased by $2.9 million or 91% for the three months ended June 30, 2003 as compared with the second quarter of 2002. Non-interest income increased by $1.3 million or 195% in the second quarter of 2003 as compared to the same period in 2002. Thus, total net revenue (net interest income and non-interest income) for the three months ended June 30, 2003 increased by $4.2 million or 110% as compared to the same period in 2002.

The Company’s net interest income before its provision for possible loan losses increased by $4.8 million or 83% for the six months ended June 30, 2003 as compared with the first six months of 2002. Non-interest income increased by $2.1 million or 176% in the first six months of 2003 as compared to the same period in 2002. Thus, total net revenue for the six months ended June 30, 2003 increased by $6.9 million or 99% as compared to the same period in 2002.

Total non-interest expense was $3.6 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $1.4 million or 63%. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50% of total non-interest expense for each of those periods. In order to support its growth, the Company hired additional employees for business development and several experienced managers in fiscal 2002. The Company’s efficiency ratio, however, which is a measure of non-interest expense divided by net interest income plus non-interest income, improved from 58% for the three months ended June 30, 2002 to 45% for the three months ended June 30, 2003 due to the Company achieving efficiencies of scale as it continues to grow.

Total non-interest expense was $6.9 million and $4.6 million for the six months ended June 30, 2003 and 2002, respectively. This was an increase of $2.3 million or 50%. The majority of this increase was in salaries and benefits expense and occupancy expense as the Company continues to open new branch locations and add new business lines. The Company’s efficiency ratio improved from 66% for the six months ended June 30, 2002 to 50% for the six months ended June 30, 2003.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards, producing net recoveries of $3,000 and $13,000 in the three and six months ended June 30, 2003 as compared to $89,000 and $102,000 in net loan charge-offs for the same periods in 2002. The provision for possible loan losses was $1.3 million and $1.8 million for the three and six months ended June 30, 2003, respectively. This compares to a provision for possible loan losses in the amount of $0.3 million and $0.5 million for the three and six months ended June 30, 2002, respectively. The provision for possible loan losses was increased to support the increasing loan balances for each of the periods presented as well as to reflect the increased risk of construction and commercial loans. The allowance for possible loan losses at June 30, 2003 was $4.8 million or 1.21% of total loans as compared to $2.1 million or 1.07% of total loans at June 30, 2002. At June 30, 2003, the Company reported $0.1 million of impaired or non-performing loans and $0 of other real estate owned through foreclosure as compared to $0.1 million and $0 at June 30, 2002.

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in federal funds into higher yielding mortgage-backed securities with relatively short duration and high cash flow components. The Company increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above. Due to declines in market rates of interest, the Company began to realize prepayments on call options on certain of its mortgage-backed security investments and liquidated those securities prior to market premium erosion while generating gains on sale of investment securities of $1.0 million and $1.6 million for the quarter and six months ended June 30, 2003, respectively. This compares to gains on sale of investment securities of $0.1 million and $0.2 million for the quarter and six months ended June 30, 2002. The Company’s investment securities increased by $129.6 million to $179.1 million at June 30, 2003 as compared to $49.5 million at June 30, 2002. The increase in investment securities provided an increase of $1.1 million and $1.9 million in interest income for the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. Interest income from investment securities for the three months ended June 30, 2003 and 2002 was $1.7 million and $0.6 million, respectively. Interest income from investment securities for the six months ended June 30, 2003 and 2002 was $3.0 million and $1.1 million, respectively.

At June 30, 2003, the Bank’s equity was $47.5 million. As a result, the Bank exceeded the required capital levels to be considered “well capitalized”. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized”. At June 30, 2003, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.0%, 10.9% and 9.0%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At June 30, 2003, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 11.1%, 6.6%, and 5.4%, respectively.

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

Total interest income for the three months ended June 30, 2003 and 2002 was $8.6 million and $4.5 million, respectively, while total interest expense was $2.6 million and $1.3 million, respectively. Therefore, the net interest income was $6.0 million and $3.2 million for the quarters ended June 30, 2003 and 2002, respectively.

Total interest income for the six months ended June 30, 2003 and 2002 was $15.2 million and $8.2 million, respectively, while total interest expense was $4.7 million and $2.5 million, respectively. Therefore, the net interest income was $10.5 million and $5.7 million for the six months ended June 30, 2003 and 2002, respectively.

The net interest margin for the three month period ended June 30, 2003 was 4.7% as compared to 5.6% for the second quarter of 2002 which is a decrease of 90 basis points. At January 31, 2002, the national prime rate was 4.75%. During the fourth quarter of 2002, the Federal Reserve Bank decreased the overnight borrowing rate by 50 basis points, thus bringing the national prime rate down to 4.25%, where it remained until June 24, 2003, when it was lowered to 4.00%. Consequently, the Company has experienced some compression in its net interest margin as new loans are generated, or existing loans are repriced, at a lower rate. Interest yield on loans decreased from 9.1% for the quarter ended June 30, 2002 to 7.7% for the quarter ended June 30, 2003. Although the Bank has many loans that have reached their floor rates and have not continued to adjust downwards as interest rates declined, certain higher rate loans that paid off were replaced with new loans originated at lower market rates. Loan fees, which are included in interest income, also contributed to interest income. Construction loans and commercial real estate loans generate the bulk of all loan fee income. As the Company continues its emphasis in single-family coastal and tract home construction loans, the volume of construction fees have increased since the later part of 2002. Those fees are deferred and amortized over the life of the loans. Construction loans generally have a duration of 12 months and as the level of construction loans continue to grow, the yield on loans will increase as a result and will reach a greater constant level over a twelve month cycle. For the three months ended June 30, 2003, loan fee income represented $1.0 million or 14% of the $6.8 million in interest and fees on loans. For the three months ended June 30, 2002, loan fee income was $0.7 million or 19% of the $3.8 million in interest and fees on loans.

The net interest margin for the six month period ended June 30, 2003 was 4.7% as compared to 5.6% for the six months ended June 30, 2002 which is a decrease of 90 basis points. Interest yield on loans decreased from 9.2% for the six months ended June 30, 2002 to 7.7% for the same period in 2003. For the six months ended June 30, 2003, loan fee income represented $1.6 million or 13% of the $12.1 million in interest and fees on loans. For the six months ended June 30, 2002, loan fee income was $1.3 million or 18% of the $7.1 million in interest and fees on loans.

Total interest expense was $2.6 million and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, for a total increase of $1.3 million. Interest expense on deposits totaled $1.9 million during the three months ended June 30, 2003 compared to $1.0 million during the three months ended June 30, 2002 representing an increase of $0.9 million. Although interest-bearing deposits increased in 2003 compared to 2002, the Company continues to offer competitive rates and has maintained the cost of funds on its deposits at 2.0% for each of the quarters ended June 30, 2003 and 2002. The cost of funds of deposits includes non-interest bearing deposits. Average non-interest bearing deposits increased from $51.4 million for the quarter ended June 30, 2002 to $63.4 million for the quarter ended June 30, 2003.

The average interest rate on FHLB and overnight borrowings has decreased from 1.7% for the quarter ended June 30, 2002 to 1.6% for the quarter ended June 30, 2003 as market rates have decreased as discussed above. The average interest rate on these borrowings decreased from 1.9% for the six months ended June 30, 2002 to 1.8% for the six months ended June 30, 2003.

An additional form of funding for the Bank’s growth was debt issued by the Company which resulted in a higher consolidated cost of funds beyond that of deposits and FHLB borrowings. In December 2002, the Company issued $5.0 million in Trust Preferred Securities and $5.0 million in subordinated debt. The Company also borrowed $5.0 million on a line of credit with a financial institution, which the Company intends to pay off with a portion of the proceeds from the Series B Preferred Stock offering. Those instruments bear variable interest rates indexed to LIBOR and adjust on a quarterly basis. The consolidated cost of funds for the Company for the three months ended June 30, 2003 was 2.3%, down from 3.0% for the same period ended June 30, 2002. As market rates have decreased, the interest on these variable notes has decreased. The consolidated cost of funds for the Company for the six months ended June 30, 2003 was 2.4%, down from 3.1% for the same period ended June 30, 2002. The Company anticipates issuing up to an additional $20.0 million of trust preferred securities during the third or fourth quarter of 2003.

The following tables present the distribution of the Company’s average assets, liabilities, and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2003.

	Dollars in Thousands
	For the Three Months Ended June 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$351,252	$6,772	7.7%	$167,217	$3,806	9.1%
Investment securities[1]	138,988	1,701	4.9%	49,812	627	5.0%
Federal funds sold	15,867	45	1.1%	7,329	29	1.6%
Other investments	5,170	63	4.9%	1,054	6	2.3%

Total Interest-earning assets	511,277	8,581	6.7%	225,412	4,468	7.9%

Other assets	24,804			19,743
Less: allowance for possible loan losses	(4,036)			(1,723)

Total average assets	$532,045			$243,432

Liabilities and Stockholders’ Equity
Savings deposits	$175,846	876	2.0%	$76,163	384	2.0%
Time deposits	137,192	997	2.9%	66,480	597	3.6%
Subordinated debt	5,000	55	4.4%	—	—	—
Convertible debentures	—	—	0.0%	3,650	94	10.3%
Trust Preferred Securities	17,000	213		12,000	168	5.6%
FHLB and other borrowings	109,146	437	1.6%	20,643	85	1.7%

Total interest-bearing liabilities	444,184	2,578	2.3%	178,936	1,328	3.0%

Demand deposits	63,370			51,424
Other liabilities	3,668			1,628

Total average liabilities	511,222			231,988
Stockholders’ equity	20,823			11,444

Total liabilities and Stockholders’ equity	$532,045			$243,432

Net interest spread[2]			4.4%			5.0%

Net interest income and net interest margin[3]		$6,003	4.7%		$3,140	5.6%

			For the Six Months Ended June 30,

		2003			2002

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$315,767	$12,058	7.7%	$156,728	$7,116	9.2%
Investment securities[1]	121,981	2,986	4.9%	44,670	1,077	4.9%
Federal funds sold	11,942	68	1.1%	4,846	39	1.6%
Other investments	3,994	99	5.0%	761	8	2.1%

Total Interest-earning assets	453,684	15,211	6.8%	207,005	8,240	8.0%

Other assets	24,790			19,065
Less: allowance for possible loan losses	(3,597)			(1,624)

Total average assets	$474,877			$224,446

Liabilities and Stockholders’ Equity
Savings deposits	$160,552	1,594	2.0%	66,344	596	1.8%
Time deposits	120,366	1,800	3.0%	64,369	1,219	3.8%
Subordinated debt	5,000	110	4.4%	—	—	—
Convertible debentures	—	—	0.0%	3,694	185	10.1%
Trust preferred securities	17,000	416	4.9%	12,000	339	5.7%
FHLB and other borrowings	85,715	744	1.8%	15,022	140	1.9%

Total interest-bearing liabilities	388,633	4,664	2.4%	161,429	2,479	3.1%

Demand deposits	61,828			50,246
Other liabilities	3,816			1,657

Total average liabilities	454,277			213,332
Stockholders’ equity	20,600			11,114

Total liabilities and Stockholders’ equity	$474,877			$224,446

Net interest spread[2]			4.3%			4.9%

Net interest income and net interest margin[3]		$10,547	4.7%		$5,761	5.6%

1	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

2	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

3	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended June 30, 2003 and 2002, the provision for loan losses was $1.3 million and $0.3 million, respectively. Total provision for possible loan losses was $1.8 million for the six month period ended June 30, 2003 as compared to $0.5 million for the same period in 2002. The provision for loan losses has increased to support the significant growth in loans experienced during such periods and to reflect the increased risk of construction and commercial loans.

The Company’s allowance for possible loan losses was $4.8 million or 1.21% of gross loans at June 30, 2003 compared to $2.1 million or 1.07% of gross loans at June 30, 2002. At December 31, 2002, the allowance for possible loan losses was $3.0 million or 1.19% of gross loans. Additions to the reserve are effected through the provision for possible loan losses. Also affecting the reserve are loans charged off and loans recovered. Net loan recoveries for the three months ended June 30, 2003 were $3,000 whereas net loan charge-offs for the three months ended June 30, 2002 were $89,000. Net loan recoveries for the six months ended June 30, 2003 were $13,000 whereas net loan charge-offs for the same period in 2002 were $102,000. Also, a further addition to the allowance for possible loan losses during the six months ended June 30, 2002, was an adjustment of $197,000 relating to the purchased allowance for possible loan losses on an acquired loan portfolio.

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

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2003 was $2.0 million and $3.3 million, respectively, as compared to $0.7 million and $1.2 million for the same respective periods of 2002. This represents an increase of $1.3 million or 195% and $2.1 million or 176%, respectively.

In the fourth quarter of 2002, the Company began its SBA lending department. The guaranteed portions of the SBA loans originated are eventually sold. The sale of the guaranteed portion of the SBA loans generated income of $0.3 million and $0.5 million for the three and six months ended June 30, 2003, respectively.

For the three and six months ended June 30, 2003, net gains from the sale of investment securities amounted to $1.0 million and $1.6 million, respectively, as compared to $0.1 million and $0.2 million for the same periods in 2002, respectively. The gains were a result of management’s sale of investment securities in order to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable. Therefore, the Company realized gains upon sale from its available-for-sale investment portfolio.

Income from fees and service charges also increased $0.3 million and $0.4 million for the three and six months ended June 30, 2003 as compared to the same periods in 2002 as the volume of loans and deposits have increased.

Non-Interest Expenses

The Company’s non-interest expense for the three and six months ended June 30, 2003 were $3.6 million and $6.9 million, respectively, as compared to $2.2 million and $4.6 million for the same periods in 2002, respectively. The increases for the three and six months ended June 30, 2003 as compared to the same periods in 2002 were $1.4 million or 64% and $2.3 million or 50%, respectively. Non-interest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) data processing, marketing, professional fees, office supplies, postage and telephone, insurance and assessments, administrative, and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2003 and 2002, while providing the infrastructure needed to support longer-term growth. The Company’s salaries and employee benefits expense increased by $1.2 million or 54% to $3.5 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002.

Occupancy expense increased $0.1 million or 49% and $0.2 million or 39% for the three and six months ended June 30, 2003, respectively, from $0.2 million and $0.4 million in the same periods of 2002, respectively. In 2002, the loan production office in Manhattan Beach expanded into a larger facility to accommodate additional staff as the single family coastal construction loan production increased. The Company also entered into new office leases in San Diego and Beverly Hills for the production of SBA loans as the Company began its SBA lending department in the fourth quarter of 2002. In addition, the Corona branch location was opened early in the second quarter of 2003. Correspondingly, expenses related to furniture and fixtures increased $52,000 or 25% and $98,000 or 27% in the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.

Other non-interest expense increased $0.5 million or 54% and $0.8 million or 52% for the three and six months ended June 30, 2003 as compared to the respective prior periods in 2002. Other non-interest expenses increased significantly due primarily to the Company’s implementation of its strategy to grow the Company. All categories of other non-interest expense, with the exception of data processing and certain administrative expenses, increased including marketing, professional services, office supplies, postage and telephone, and insurance due to increases in the number of employees and the volume of loan and deposit production. In particular, the Company’s marketing expense increased significantly from $0.3 million in the first six months of 2002 to $0.6 million in the first six months of 2003 as the Company increased its advertising and promotional campaigns in its communities.

The following is a breakdown of other non-interest expense for the six and three months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Other non-interest expense:
Data processing	$319	$356	$153	$164
Marketing expenses	617	271	349	167
Professional expenses	302	254	163	139
Office supplies, postage and telephone	304	216	160	93
Insurance and assessment expense	147	85	78	44
Administrative expense	59	84	26	45
Other	641	303	394	209

Total other non-interest expense	$2,389	$1,569	$1,323	$861

Financial Condition

Assets

At June 30, 2003, total assets increased $226.0 million or 59% to $611.3 million from $385.3 million at December 31, 2002. Assets were comprised primarily of $391.7 million in gross loans and $179.1 million in investment securities at June 30, 2003. This is an increase of $138.5 million or 55% in gross loans and $91.5 million or 105% in investment securities from December 31, 2002. This was offset by a decrease of $4.8 million in Fed Funds Sold between December 31, 2002 and June 30, 2003.

Investments

The Company increased its securities portfolio during the first six months of 2003 through the purchase of mortgage-backed securities, which are typically insured by U.S. Government-backed agencies. The Company’s securities portfolio amounted to $179.1 million, or 29% of total assets, at June 30, 2003 and $87.6 million, or 23% of total assets, at December 31, 2002. The securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at June 30, 2003, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$159,083	$7	$(118)	$158,972
U.S. agency securities	20,038	44	—	20,082

Total	$179,121	$51	$(118)	$179,054

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$87,364	$189	$—	$87,553

The amortized cost and fair values of investment securities available-for-sale at June 30, 2003, by expected maturities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	at June 30, 2003

	Amortized
	Cost	Fair Value

Due after 10 years	$179,121	$179,054

Proceeds from sales of mortgage-backed securities available-for-sale during the six months ended June 30, 2003 were $176.8 million. Gross gains on those sales were $1.6 million. Included in stockholders’ equity at June 30, 2003 is $39,000 of net unrealized losses, net of tax benefits, on investment securities available-for-sale.

Proceeds from sales of mortgage-backed securities available-for-sale during the six months ended June 30, 2002 were $15.9 million. Gross gains on those sales were $179,000. Included in stockholders’ equity at December 31, 2002 is $109,000 of net unrealized gains, net of taxes, on investment securities available-for-sale.

Securities with a carrying value and fair value of $179.1 million and $87.6 million at June 30, 2003 and December 31, 2002, respectively, were pledged to secure public monies as required by law, Treasury, tax and loan deposits, and Federal Home Loan Bank advances.

Loans

The Company continued to have significant growth in its loan portfolio, increasing its gross loans during the first six months of 2003 by $138.5 million or 55% from $253.2 million at December 31, 2002 to $391.7 million at June 30, 2003. All the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which includes the counties of Riverside, San Diego, San Bernardino, Los Angeles, and Orange. The concentrations of credit by type of loan are set forth below (in thousands):

	June 30,	December 31,
	2003	2002

Commercial, financial and agricultural	$30,639	$19,232
Real Estate – construction	216,314	110,212
Real Estate – mortgage
Commercial	101,542	93,122
Residential	39,009	23,480
Installment loans to individuals	4,529	5,659
All other loans (including overdrafts)	23	60

	392,056	251,765
Unearned income	(1,479)	(626)

Loans, Net of Unearned Income	$390,577	$251,139

Loans held for sale	$1,135	$2,112

Mortgage loans held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate market. The Company currently sells substantially all of the permanent single-family residential loans that it originates. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in non-interest income.

At June 30, 2003, the Bank had approximately $53.2 million in loans pledged to secure FHLB borrowings.

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

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	June 30,	December 31,
	2003	2002

Balance, beginning of year	$3,003	$1,450
Credit from purchase of loan portfolio	—	197
Recoveries on loans previously charged off	13	167
Loans charged off	—	(241)
Provision charged to operating expense	1,750	1,430

Balance, end of period	$4,766	$3,003

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

The Bank had impaired loans of $0.1 million and $0 as of June 30, 2003 and December 31, 2002, respectively.

The following is a summary of information pertaining to impaired loans as of June 30, 2003 and December 31, 2002.

	June 30,	December 31,
	2003	2002

		(in thousands)
Average investment in impaired loans	1	22
Interest income recognized on impaired loans	—	—
Interest income recognized on a cash basis for impaired loans	—	—

Nonperforming Assets

At June 30, 2003, the Bank had non-accrual loans or loans classified as troubled debt restructurings of $0.1 million as compared to $0 at December 31, 2002. At June 30, 2003 and December 31, 2002, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $146.3 million or 51% from $287.5 million at December 31, 2002 to $433.8 million at June 30, 2003. The increase is primarily due to the increase of $57.2 million or 59% in money market accounts and $69.8 million or 73% in time certificates of deposit.

At June 30, 2003, the composition of the average deposit portfolio was 18% in non-interest bearing deposits, 47% in money market, NOW and savings deposits, and 35% in time certificates of deposit, while the composition was 26%, 41%, and 33%, respectively, at December 31, 2002.

At June 30, 2003, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

June 30,
2003

Three months or less	$521
Over three through six months	1,568
Over six through twelve months	54,988
Over twelve months	26,811

$83,888

Borrowings

At June 30, 2003, Federal Home Loan Bank (“FHLB”) advances were $125.0 million as compared to $45.0 million at December 31, 2002. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets.

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of June 30, 2003 (dollars in thousands):

	Weighted
	Average
Maturity	Rate	Amount

2003	1.25%	$65,000
2004	1.37%	45,000
2005	1.98%	15,000

	1.38%	$125,000

In June 2003, the Company obtained a $10.0 million line of credit from a correspondent financial institution of which $5.0 million was outstanding at June 30, 2003. The funds were drawn and held at the Company as working capital. The line of credit bears interest at a floating rate and matures in June 2004. Interest is due quarterly. Currently, the line is secured by all of the Bank’s outstanding common stock. The Company intends to pay off the line of credit with a portion of the net proceeds from the offering of the Series B Preferred Stock. After the line of credit is paid off, the Company intends to terminate the credit facility.

In December 2002 and December 2001, the Company issued trust preferred securities of $5.0 million and $12.0 million, respectively. See Note #2 in Item 1 hereof. Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The initial rate was set at 4.45%. As of June 30, 2003, the rate had reset to 4.34%. The total of those two issuances of $10.0 million in December 2002 was downstreamed to the Bank as additional capital for the Bank.

The Bank has undrawn unsecured lines of credit with five correspondent banks totaling $33.0 million at June 30, 2003. Additionally, the Bank has a borrowing line at the Federal Home Loan Bank totaling $213.5 million, with $125.0 million outstanding at June 30, 2003, representing 35% of total assets of the Bank.

Stockholders’ Equity

At June 30, 2003 and December 31, 2002, stockholders’ equity was $21.5 million and $20.0 million, respectively. The increase in stockholders’ equity was due primarily to the net income for the first six months of 2003 of $3.1 million, partially offset by common stock repurchases and dividends paid on preferred stock.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit and borrowing ratio was 70% and 75% as of June 30, 2003 and December 31, 2002, respectively. The Bank’s policy is to strive for a loan to deposit and borrowing ratio between 70% and 90%.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 10.4% of total assets at June 30, 2003. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. At June 30, 2003, the Company had a $10.0 million line of credit, $5.0 million of which was drawn. The line of credit is secured by all of the Bank’s common stock. The Company intends to pay off the line of credit with a portion of the proceeds from the Series B Preferred Stock offering. The Company intends to terminate the credit facility after it is paid off. The Bank has undrawn borrowing lines with five correspondent banks totaling $33.0 million as well as an Advance Line with the Federal Home Loan Bank allowing the Bank to borrow up to 35% of its total assets as of June 30, 2003. This advance line is collateralized by investment securities and/or eligible loans.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Company and the Bank meet all applicable capital adequacy requirements.

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

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003
Total capital to risk-weighted assets:
Bank	$52,232	12.0%	$34,694	8.0%	$43,367	10.0%
Company	$48,275	11.1%	$34,797	8.0%	N/A	N/A
Tier 1 to risk-weighted assets:
Bank	$47,465	10.9%	$17,347	4.0%	$26,020	6.0%
Company	$28,696	6.6%	$17,399	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$47,465	9.0%	$21,223	4.0%	$26,529	5.0%
Company	$28,696	5.4%	$21,278	4.0%	N/A	N/A
As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	15.0%	$22,364	8.0%	$27,955	10.0%
Company	$44,838	16.0%	$22,454	8.0%	N/A	N/A
Tier 1 to risk-weighted assets:
Bank	$38,786	13.9%	$11,182	4.0%	$16,773	6.0%
Company	$26,452	9.4%	$11,227	4.0%	N/A	N/A
Tier 1 capital to average assets:
Bank	$38,786	11.6%	$13,353	4.0%	$16,691	5.0%
Company	$26,452	7.9%	$13,412	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt its business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of June 30, 2003, approximately 91% of the Company’s loans held for investment consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and the Company would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

Asset/Liability Management

The Company earns income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on June 30, 2003, assuming shifts of 100 to 200 basis points in both directions (in thousands):

	Economic Value of Equity		Earnings at Risk

Simulated	Cumulative Dollar	Percentage	Cumulative Dollar	Percentage
Rate Changes	Change	Change	Change	Change

+ 200	(12,541)	-19.54	739	2.92
+ 100	(5,433)	-8.47	23	0.09
- 100	(5,419)	-8.45	(1,003)	-3.96
- 200	(6,792)	-10.58	(3,753)	-14.81

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

At June 30, 2003, the Company’s estimated changes in EVE and EAR were within the ranges established by the Board of Directors.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company, to adopt the Vineyard National Bancorp 2004 Restricted Share Plan, and the ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants.

1.  Election of Directors of the Company to serve until the next annual stockholders’ meeting

	Number	Number	Number
	of Votes	of Votes	of Votes	Broker
	For	Against	Abstained	Non-Votes

Frank S. Alvarez	2,420,997		18,893
Charles L. Keagle	2,420,558		19,332
Norman Morales	2,419,837		20,053
Joel H. Ravitz	2,420,997		18,893
Dr. Lester Stroh, M.D.	2,421,078		18,812

2.  Adopt the Vineyard National Bancorp 2004 Restricted Share Plan

Number	Number	Number
of Votes	of Votes	of Votes	Broker
For	Against	Abstained	Non-Votes

2,366,686	50,501	22,703

3.       Ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants

Number	Number	Number
of Votes	of Votes	of Votes	Broker
For	Against	Abstained	Non-Votes

2,408,287	11,529	20,074

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer.

b)	Reports on Form 8-K:

The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003:

i)	April 7, 2003 – announcing the press release of the Company’s earnings for the first quarter of 2003

ii)	April 9, 2003 – announcing the Agreement and Plan of Merger dated April 8, 2003, entered into among the Company, the Bank and Southland Business Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of July 2003.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman Morales

Norman Morales
President and Chief Executive Officer

By	/s/ Gordon Fong

Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION
PURSUANT TO RULE 13a-14
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Norman Morales, President and Chief Executive Officer (Principal Executive Officer), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vineyard National Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: July 30, 2003	/s/ Norman Morales

Norman Morales
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION
PURSUANT TO RULE 13a-14
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Gordon Fong, Senior Vice President and Chief Financial Officer (Principal Financial Officer), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vineyard National Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: July 30, 2003	/s/ Gordon Fong

Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)