Form 10-Q
period 2003-09-30
VINEYARD NATIONAL BANCORP
filed 2003-11-07
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	33-0309110
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

9590 Foothill Boulevard
Rancho Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (909) 987-0177

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date: 2,976,740 shares of common stock as of November 7, 2003.

VINEYARD NATIONAL BANCORP
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002,
AND DECEMBER 31, 2002

Exhibits

Exhibit 10.1	Floating Rate Junior Subordinated Debt Securities Due 2033

Exhibit 10.2	Amended and Restated Declaration of Trust of Vineyard Statutory Trust III

Exhibit 10.3	Guarantee Agreement

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

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

PART I

ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited except for December 31, 2002)

	Dollars in Thousands

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$19,199	$17,533
Federal funds sold	—	15,829

Total Cash and Cash Equivalents	19,199	33,362

Investment securities, available-for-sale	245,879	87,553
Loans, net of unearned income	487,280	251,139
Loans held for sale	1,414	2,112
Less: Allowance for possible loan losses	(6,002)	(3,003)

Net Loans	482,692	250,248
Bank premises and equipment, net	7,885	5,600
Accrued interest	2,940	1,487
Federal Home Loan Bank and other stock, at cost	8,270	2,270
Deferred income tax asset	5,836	2,328
Other assets	6,276	2,454

Total Assets	$778,977	$385,302

Liabilities and Stockholders’ Equity
Liabilities Deposits Non-interest bearing	$90,291	$61,906
Interest-bearing	445,619	225,606

Total Deposits	535,910	287,512
Federal Home Loan Bank advances	155,000	45,000
Other borrowings	2,200	5,000
Subordinated debentures	5,000	5,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	27,000	17,000
Accrued interest and other liabilities	3,962	5,832

Total Liabilities	729,072	365,344
Stockholders’ Equity
Contributed capital
Perpetual preferred stock – authorized 10,000,000 shares;
Series A – no par value, issued and outstanding 50 shares in 2003 and 2002	2,450	2,450
Series B – no par value, issued and outstanding 1,150,000 and 0 shares in 2003 and 2002, respectively	26,549	—
Common stock – no par value, authorized 15,000,000 shares; issued and outstanding 2,983,040 and 2,849,680 shares in 2003 and 2002, respectively	10,083	6,052
Additional paid-in capital	3,307	3,307
Stock dividends to be distributed	—	2,026
Retained earnings	11,215	6,014
Accumulated other comprehensive (loss) income	(3,699)	109

Total Stockholders’ Equity	49,905	19,958

Total Liabilities and Stockholders’ Equity	$778,977	$385,302

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands (except per share amount)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Interest Income
Interest and fees on loans	$20,645	$11,932	$8,587	$4,816
Interest on investment securities	5,469	1,761	2,384	676
Interest on federal funds sold	90	73	21	34

Total Interest Income	26,204	13,766	10,992	5,526

Interest Expense
Interest on savings deposits	52	93	19	25
Interest on NOW and money market deposits	2,545	1,009	984	481
Interest on time deposits in denominations of $100,000 or more	1,629	955	672	354
Interest on other time deposits	1,445	938	602	320
Interest on other borrowings	2,045	1,038	787	374

Total Interest Expense	7,716	4,033	3,064	1,554

Net Interest Income	18,488	9,733	7,928	3,972
Provision for Possible Loan Losses	(2,210)	(1,145)	(460)	(610)

Net Interest Income After Provision for Possible Loan Losses	16,278	8,588	7,468	3,362

Other Income
Fees and service charges	1,787	1,105	639	365
Net gain on sale of SBA loans	750	—	256	—
Net gain on sale of investment securities	1,571	745	—	566
Litigation recovery	—	540	—	360
Other income	155	150	55	48

Total Other Income	4,263	2,540	950	1,339

Other Expense
Salaries and employee benefits	5,902	3,693	2,404	1,418
Occupancy expense of premises	976	626	434	236
Furniture and equipment	779	570	322	211
Other	3,743	3,013	1,345	1,444

Total Other Expense	11,400	7,902	4,505	3,309

Income Before Income Taxes	9,141	3,226	3,913	1,392
Income Tax Provision	3,744	1,310	1,605	584

Net Income	$5,397	$1,916	$2,308	$808

Basic Earnings Per Share	$1.81	$0.92	$0.74	$0.36

Diluted Earnings Per Share	$1.64	$0.71	$0.67	$0.33

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	(Loss) Income	Total

Balance, December 31, 2001	$—	1,969,932	$2,151	$3,307	$—		$5,032	$(35)	$10,455
Stock options exercised		38,150	145						145
Conversion of convertible debentures		787,500	3,750						3,750
Comprehensive income
Net income						$1,916	1,916		1,916
Unrealized security holding gains (net of $464 tax)						640		640	640
Less reclassification adjustment for realized gains (net of $313 tax)						(432)		(432)	(432)

Total comprehensive income						$2,124

Balance, September 30, 2002	$—	2,795,582	$6,046	$3,307	$—		$6,948	$173	16,474

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	(Loss) Income	Total

Balance, December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958
Issuance of common stock		166,212	3,200						3,200
Issuance of preferred stock	26,549								26,549
Stock options exercised		43,750	227						227
Purchase of treasury stock		(76,602)	(1,420)						(1,420)
Stock dividends distributed			2,024		(2,024)				—
Cash paid for fractional shares for stock dividend distribution					(2)				(2)
Cash dividends paid on common stock							(59)		(59)
Cash dividends paid on preferred stock							(137)		(137)
Comprehensive income
Net income						$5,397	5,397		5,397
Unrealized security holding losses (net of $2,002 tax)						(2,881)		(2,881)	(2,881)
Less reclassification adjustment for realized gains (net of $644 tax)						(927)		(927)	(927)

Total comprehensive income						$1,589

Balance, September 30, 2003	$28,999	2,983,040	$10,083	$3,307	$—		$11,215	$(3,699)	$49,905

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Dollars in Thousands

	September 30,	September 30,
	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$5,397	$1,916
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	576	582
Loss on disposal of property, plant & equipment	27	—
Investment securities accretion/amortization	317	275
Provision for possible loan losses	2,210	1,145
Adjustment to allowance for possible loan losses relating to acquired loans	—	197
Increase in deferred taxes	(942)	—
(Decrease)/increase in taxes payable	(1,134)	1,111
Increase in other assets, net of acquired amounts	(1,738)	(192)
Decrease in cash surrender value of life insurance policies	14	—
Gain on sale of investment securities	(1,571)	(745)
Decrease in loans held for sale	698	3,522
Increase/(decrease) in unearned loan fees	1,393	(345)
Increase in interest receivable	(1,453)	(386)
Increase/(decrease) in interest payable	92	(285)
(Decrease)/increase in other liabilities, net of acquired amounts	(1,132)	30

Total Adjustment	(2,643)	4,909

Net Cash Provided By Operating Activities	2,754	6,825

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed securities available-for-sale	176,843	80,798
Proceeds from maturities/calls of investment securities available-for-sale	20,000	13,500
Proceeds from principal reductions/maturities of mortgage-backed securities	14,543	4,796
Purchase of investment securities available-for-sale	(30,002)	(36,004)
Purchase of mortgage-backed securities available-for-sale	(344,913)	(100,626)
Purchase of Federal Home Loan Bank and other stock	(5,946)	(1,432)
Net cash provided by acquisition	12,766	—
Recoveries on loans previously written off	20	132
Net loans made and principal collection of loans, net of acquired amounts	(217,027)	(81,480)
Capital expenditures	(2,861)	(689)

Net Cash Used By Investing Activities	(376,577)	(121,005)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits, net of acquired amounts	114,359	9,442
Net increase in certificates of deposits, net of acquired amounts	102,943	84,070
Net change in Federal Home Loan Bank advances	110,000	17,000
Decrease in other borrowings	(2,800)	—
Net proceeds from issuance of series B preferred stock	26,549	—
Proceeds from issuance of trust preferred securities	10,000	—
Purchase of treasury stock	(1,420)	—
Dividends paid on perpetual preferred stock	(137)	—
Dividends paid on common stock	(61)	—
Stock options exercised	227	145

Net Cash Provided By Financing Activities	359,660	110,657

Net Decrease in Cash and Cash Equivalents	(14,163)	(3,523)
Cash and Cash Equivalents, Beginning of year	33,362	14,710

Cash and Cash Equivalents, End of quarter	$19,199	$11,187

Supplemental Information
Change in valuation allowance for investment securities	$(6,458)	$359
Interest paid	$7,140	$4,318
Income tax paid	$7,210	$46
Conversion of convertible debentures	$—	$3,750

See accompanying notes to financial statements.

Note #1 – Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited consolidated financial statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2003 and results of cash flows for the nine months ended September 30, 2003 and 2002 and the results of operations for the nine and three months ended September 30, 2003 and 2002.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to shareholders. The results for the nine months ended September 30, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Vineyard Bank (the “Bank”), Vineyard Statutory Trust I, Vineyard Statutory Trust II and Vineyard Statutory Trust III. Intercompany balances and transactions have been eliminated.

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

Current Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or operating results of the Company.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

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

Note #2 — Trust Preferred Securities

On December 18, 2001, Vineyard Statutory Trust I (“Trust I”), a wholly owned subsidiary of the Company, issued $12.0 million of Floating Rate Trust Securities (“Trust Securities”). The Trust I invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Floating Rate Subordinated Debentures I”) issued by the Company. The Floating Rate Subordinated Debentures I were issued concurrent with the issuance of the Trust Securities. The Company will pay the interest on the Floating Rate Subordinated Debentures I to the Trust I, which represents the sole revenue and sole source of dividend distributions by the Trust I to the holders of the Trust Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust I’s obligation. The Company has the right, assuming no default has occurred, to defer payments of interest on the Floating Rate Subordinated Debentures I at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 18, 2031 but can be called at any time commencing on December 18, 2006, at par.

On December 19, 2002, Vineyard Statutory Trust II (“Trust II”), a wholly owned subsidiary of the Company, issued $5.0 million of Floating Rate Capital Securities (“Capital Securities II”). The Trust II invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Floating Rate Subordinated Debentures II”) issued by the Company. The Floating Rate Subordinated Debentures II were issued concurrent with the issuance of the Capital Securities II. The Company will pay the interest on the Floating Rate Subordinated Debentures II to the Trust II, which represents the sole revenue and sole source of dividend distributions by the Trust II to the holders of the Capital Securities II. The Company has guaranteed, on a subordinated basis, payment of Trust II’s obligation. The Company has the right, assuming no default has occurred, to defer payments of interest on the Floating Rate Subordinated Debentures II at any time for a period not to exceed 20 consecutive quarters. The Capital Securities II will mature on December 26, 2032, but can be called at any time commencing on December 26, 2007, at par.

On September 25, 2003, Vineyard Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, issued $10.0 million of Floating Rate Capital Securities (“Capital Securities III”). The Trust III invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Floating Rate Subordinated Debentures III”) issued by the Company. The Floating Rate Subordinated Debentures III were issued concurrent with the issuance of the Capital Securities III. The Company will pay the interest on the Floating Rate Subordinated Debentures III to the Trust III, which represents the sole revenue and sole source of dividend distributions by the Trust III to the holders of the Capital Securities III. The Company has guaranteed, on a subordinated basis, payment of Trust III’s obligation. The Company has the right, assuming no default has occurred, to defer payments of interest on the Floating Rate Subordinated Debentures III at any time for a period not to exceed 20 consecutive quarters. The Capital Securities III will mature on October 8, 2033, but can be called one time on October 8, 2008, at par.

Note #3 — Convertible Debentures

On April 30, 2001, the Company issued $3.8 million in 10% convertible debentures which were convertible into shares of the Company’s common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures could be redeemed at the Company’s option, in whole or in part at any time after July 1, 2003 and were due June 30, 2008. Interest on the debentures was due quarterly at an annual rate of 10%. During 2002, the Company offered the holders of the convertible debentures an incentive to convert. This incentive totaled $0.3 million and is included in other expenses. All debentures were converted in the third quarter of 2002. Total interest expense for such debentures recorded for the three months ended September 30, 2003 and 2002 was $0 and $0.1 million, respectively. Total interest expense for such debentures recorded for the nine months ended September 30, 2003 and 2002 was $0 and $0.3 million, respectively.

Note #4 — Perpetual Preferred Stock

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

On September 19, 2003, the Company issued 1,150,000 shares of 5.6% noncumulative convertible Series B Preferred Stock (“Series B Preferred”) at $25.00 per share for aggregate proceeds of $28.8 million. Each share of Series B Preferred is entitled to a noncumulative, annual dividend of 5.6%, payable quarterly. Each share of Series B Preferred is convertible at the shareholder’s option at any time into shares of the Company’s common stock at a conversion price of $34.88 per share of common stock. The Series B Preferred is redeemable at the option of the Company at $25.00 per share, plus any unpaid dividends declared, on or after September 19, 2005. The Series B Preferred is also redeemable at the option of the Company prior to September 19, 2005, in whole or in part, at $25.00 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 125% of the Series B Preferred conversion price of $34.88 per share for at least 30 consecutive trading days. If all of the holders of the Series B Preferred convert their shares of Series B Preferred into shares of the Company’s common stock, it would increase the Company’s outstanding common stock by approximately 825,000 shares, assuming a conversion price of $34.88. The Series B Preferred is traded on the American Stock Exchange under the symbol “VLP PrB.”

Note #5 — Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At September 30, 2003 and December 31, 2002, the amounts of the Company’s undisbursed loan funds were approximately $315.0 million and $131.9 million, respectively, and obligations under standby and commercial letters of credit of approximately $0.9 million and $0.4 million, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are conditional commitments issued by the Company to facilitate trade or commerce. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

In December 2001 and 2002 and September 2003, the Company issued trust preferred securities through Trust I, Trust II and Trust III, respectively. In connection with the issuance of these securities, the Company committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to these securities to the holders thereof to the extent that Trust I, Trust II and Trust III has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

The Company is involved in various litigation matters. In the opinion of management and the Company’s legal counsel, the disposition of all such other litigation pending will not have a material effect on the Company’s financial statements.

Note #6 — Dividends

On December 23, 2002, the Company declared a 5% stock dividend payable on January 15, 2003 to stockholders of record as of December 23, 2002. All share and per share data has been retroactively adjusted to reflect the stock dividend.

In July 2003, the Company initiated the payment of a quarterly cash dividend and declared a $0.02 per share cash dividend payable on August 26, 2003 to shareholders of record as of August 11, 2003.

Note #7 — Earnings Per Share and Book Value

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (dollar amounts in thousands):

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,

	2003		2002		2003		2002

	Income	Shares	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$5,397		$1,916		$2,308		$808
Less: common stock dividend	(59)		—		(59)		—
Less: preferred stock dividend	(137)		—		(44)		—
Shares outstanding at end of period		2,983,040		2,795,582		2,983,040		2,795,582
Impact of weighting shares issued/ (purchased) during the period		(110,149)		(709,716)		(15,822)		(520,740)

Used in Basic EPS	$5,201	2,872,891	$1,916	2,085,866	$2,205	2,967,218	$808	2,274,842
Plus: Interest on Convertible Debentures assuming conversion (after tax)			148
Dilutive effect of outstanding stock options and warrants		293,309		137,885		321,881		175,916
Dilutive effect of convertible debentures				689,192

Used in diluted EPS	$5,201	3,166,200	$2,064	2,912,943	$2,205	3,289,099	$808	2,450,758

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation”, to stock based employee compensation (dollar amounts in thousands, except per share data):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$5,397	$1,916	$2,308	$808
Less: Common stock dividend	(59)		(59)	—
Less: Preferred stock dividend	(137)	—	(44)	—
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(186)	(309)	(18)	(46)

Pro Forma Net Income — Used in Basic Earnings Per Share	5,015	1,607	2,187	762
Add: interest expense on convertible debt	—	148	—	—

Pro Forma Net Income — Used in Diluted Earnings Per Share	$5,015	$1,755	$2,187	$762

Weighted Average Shares Outstanding — Basic	2,872,891	2,085,866	2,967,218	2,274,842
Weighted Average Shares Outstanding — Diluted	3,166,200	2,912,943	3,289,099	2,450,758
Basic Earnings per share
As reported	$1.81	$0.92	$0.74	$0.36
Pro forma	$1.75	$0.77	$0.74	$0.33
Earnings per share — assuming dilution
As reported	$1.64	$0.71	$0.67	$0.33
Pro forma	$1.58	$0.60	$0.66	$0.31

The following table sets forth the information that was used in calculating the Company’s book value per common share as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Period-end shares outstanding
Basic	2,983,040	2,849,680
Dilutive Warrants	0	0
Dilutive Options	0	0

Used in book value per common share	2,983,040	2,849,680
Book value per common share	$7.01	$6.11

Note #8 — Acquisition of Southland Business Bank

On July 4, 2003, the Bank acquired Southland Business Bank, a California-chartered commercial bank (“Southland”) located in Irwindale, California. The shareholders of Southland received total consideration of $3.2 million for the 527,906 shares of Southland common stock outstanding which was paid in 166,212 newly issued shares of common stock of the Company.

The Bank accounted for the acquisition as a purchase using the accounting standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The accounting rules require that the goodwill arising from the purchase method of accounting not be amortized, however, it must be tested for impairment at least annually.

The estimated fair values of assets acquired and liabilities assumed at July 4, 2003 are as follows (dollar amounts in thousands):

Cash	$12,766
Loans, net	19,736
Other assets	2,098

Total assets acquired	34,600
Demand, NOW, savings and money market deposits	23,007
Time deposits	8,089
Other liabilities	304

Total liabilities assumed	31,400
Net assets acquired	$3,200

Note #9 — Subsequent Events

In October 2003, the Company announced the declaration of a cash dividend of $0.03 per share payable on November 17, 2003 to shareholders of record as of November 7, 2003.

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

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowance for loan losses and the value of carried securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Business and Organization

Vineyard National Bancorp

The Company is a California-chartered bank holding company that commenced business in December 1988 when it acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank. The Bank commenced business in September 1981 as a national banking association and converted to a California bank charter and took its present name in August 2001. The Bank operates under the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. At September 30, 2003, the Company had consolidated total assets of $779.0 million, total deposits of $535.9 million and consolidated stockholders’ equity of $49.9 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.” In July 2003, the Company completed the acquisition of Southland Business Bank, a California-chartered commercial bank, (“Southland”) located in Irwindale, California. At July 4, 2003, the date of acquisition, Southland had total assets of $33.0 million, total deposits of $31.2 million and total stockholders’ equity of $1.6 million. In September 2003, the Company completed its offering of Series B Preferred. The Company sold 1,150,000 shares of the Series B Preferred at $25.00 per share. The Company received approximately $26.5 million in net proceeds from the offering.

The Bank, which is the Company’s primary asset, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate and invest in various types of loans and investment securities. The Bank operates nine full-service branch offices located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Blue Jay, Irwindale, Corona and Manhattan Beach, all of which are located within Los Angeles, Riverside and San Bernardino counties, California, and currently has three loan production offices located in Irvine, San Diego and Beverly Hills, California.

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

Beach, Palos Verdes and Redondo Beach) where the Company believes it has significant market share. These types of construction loans typically range from $0.8 million to $2.5 million. The Bank’s single-family residential coastal construction loans amounted to $178.6 million at September 30, 2003 and $89.5 million at December 31, 2002.

•	In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $7.5 million. The Bank’s single-family residential tract construction loans amounted to $86.1 million at September 30, 2003 and $14.2 million at December 31, 2002.

•	In 2002, the Bank also began originating Small Business Administration (“SBA”) loans and religious loans, which are compromised of loans to churches and private schools, throughout its market area. SBA loans amounted to $7.2 million at September 30, 2003 and $3.5 million at December 31, 2002. Religious loans amounted to $10.0 million at September 30, 2003. The Company did not have any outstanding religious loans at December 31, 2002. The Company anticipates significantly increasing the origination of these types of loans.

•	In 2003, the Bank began offering private banking services targeted to high-income individuals in the coastal communities surrounding Los Angeles.

•	In the third quarter of 2003, the Bank established a new income property lending division to service the growing commercial and apartment building market in Southern California.

•	In order to expand the Bank’s core deposit franchise, the Bank has focused on introducing additional products and services to obtain money market and time deposits by bundling them with other consumer services. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Bank’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 86.4% for the nine months ended September 30, 2003 and 80.4% for the year ended December 31, 2002. At September 30, 2003, total deposits of the Bank amounted to $542.4 million and non-interest bearing demand deposits amounted to $96.7 million.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank’s total loan growth amounted to 92.3% for the nine months ended September 30, 2003 compared to 84.1% for the year ended December 31, 2002.

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

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. The Company will continue to expand its branch network through new offices in selected markets and opportunistic acquisitions. The Company opened a new branch office in Corona, California in the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service branch office during the third quarter of 2003. In addition, the Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. As a result of the Southland acquisition, the Company acquired a branch office in Irwindale, California.

Asset Growth. The Company’s total assets as of September 30, 2003 were $779.0 million as compared to $110.8 million as of December 31, 2000. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that the Company believes provide for a rigorous underwriting of all loans originated by the Bank. At September 30, 2003, the Bank had $0.3 million of non-performing loans and no other real estate owned.

Results of Operations

Net income for the three months ended September 30, 2003 and 2002, was $2.3 million and $0.8 million, respectively, representing an increase of 188% for the three months ended September 30, 2003 as compared to the same period in 2002. The increase in net income is primarily due to an increase in interest income generated from a higher level of loans and investment securities partially offset by an increase in interest expense incurred from a higher level of deposits. On a per diluted share basis, net income was $0.67 and $0.33 for the three months ended September 30, 2003 and 2002, respectively.

Net income for the nine months ended September 30, 2003 and 2002, was $5.4 million and $1.9 million, respectively, representing an increase of 184% for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in net income is primarily due to an increase in interest income generated from a higher level of loans and investment securities partially offset by an increase in interest expense incurred from a higher level of deposits. On a per diluted share basis, net income was $1.64 and $0.71 for the nine months ended September 30, 2003 and 2002, respectively.

Operating results demonstrated a significant increase in the first nine months of 2003 over the same period in 2002 as the volume of earning assets increased. The growth in earning assets was primarily funded by the growth in deposits and other borrowings. The catalyst for the Company’s growth continues to be its efforts to attract stable, core deposits from within the Bank’s community markets.

The Company’s net interest income before its provision for possible loan losses increased by $4.0 million or 100% for the three months ended September 30, 2003 as compared with the third quarter of 2002. Non-interest income decreased by $0.4 million or 29% in the third quarter of 2003 as compared to the same period in 2002. Thus, total net revenue (net interest income and non-interest income) for the three months ended September 30, 2003 increased by $3.6 million or 67% as compared to the same period in 2002.

The Company’s net interest income before its provision for possible loan losses increased by $8.8 million or 90% for the nine months ended September 30, 2003 as compared with the first nine months of 2002. Non-interest income increased by $1.7 million or 68% in the first nine months of 2003 as compared to the same period in 2002. Thus, total net revenue for the nine months ended September 30, 2003 increased by $10.5 million or 85% as compared to the same period in 2002.

Total non-interest expense was $4.5 million and $3.3 million for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $1.2 million or 36%. The largest item contributing to non-interest expense was salaries and benefits which represented approximately 50% of total non-interest expense for each of those periods. In order to support its growth, the Company hired additional employees for business development and several experienced managers in fiscal 2002 and 2003. The Company’s efficiency ratio, however, which is a measure of non-interest expense divided by net interest income plus non-interest income, improved from 62% for the three months ended September 30, 2002 to 51% for the three months ended September 30, 2003 due to the Company achieving efficiencies of scale as it continues to grow.

Total non-interest expense was $11.4 million and $7.9 million for the nine months ended September 30, 2003 and 2002, respectively. This was an increase of $3.5 million or 44%. The primary reason for the increase in non-interest expense was the increase in salaries and benefits associated with the opening of new branch offices and adding new lines of businesses. Although the Company’s non-interest expense increased during the period, the Company’s efficiency ratio improved from 64% for the nine months ended September 30, 2002 to 50% for the nine months ended September 30, 2003.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards, producing net charge-offs of $120,000 and $106,000 in the three and nine months ended September 30, 2003, respectively, as compared to $15,000 and $107,000 in net loan charge-offs for the same periods in 2002, respectively. The provision for possible loan losses was $0.5 million and $2.2 million for the three and nine months ended September 30, 2003, respectively. This compares to a provision for possible loan losses in the amount of $0.6 million and $1.1 million for the three and nine months ended September 30, 2002, respectively. The provision for possible loan losses was increased to support the increasing loan balances for each of the periods presented as well as to reflect the increased risk of the higher yielding loans that the Company has emphasized during the periods. The allowance for possible loan losses at September 30, 2003 was $6.0 million or 1.22% of total loans as compared to $2.7 million or 1.24% of total loans at September 30, 2002. At September 30, 2003, the Company reported $0.3 million of impaired or non-performing loans and $0 of other real estate owned through foreclosure as compared to $0.1 million and $0 at September 30, 2002.

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in federal funds into higher yielding mortgage-backed securities with relatively short duration and high cash flow components. The Company increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above. The investment portfolio is classified as held-for-sale and securities can be sold at any time. The Company recorded gains on sale of investments of $0 and $1.6 million for the three and nine months ended September 30, 2003, respectively. This compares to gains on sale of investment securities of $0.6 million and $0.7 million for the quarter and nine months ended September 30, 2002, respectively. The Company’s investment securities increased by $177.0 million to $245.9 million at September 30, 2003, as compared to $68.9 million at September 30, 2002. The increase in investment securities provided an increase of $1.7 million and $3.7 million in interest income for the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. Interest income from investment securities for the three months ended September 30, 2003 and 2002 was $2.4 million and $0.7 million, respectively. Interest income from investment securities for the nine months ended September 30, 2003 and 2002 was $5.5 million and $1.8 million, respectively.

At September 30, 2003, the Bank’s equity was $74.6 million. As a result, the Bank exceeded the required capital levels to be considered “well capitalized.” Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized.” At September 30, 2003, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 15.0%, 14.0% and 11.0%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At September 30, 2003, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 16.3%, 12.7%, and 10.0%, respectively.

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

Total interest income for the three months ended September 30, 2003 and 2002 was $11.0 million and $5.5 million, respectively, while total interest expense was $3.1 million and $1.5 million, respectively, during the same periods. Therefore, the net interest income was $7.9 million and $4.0 million for the quarters ended September 30, 2003 and 2002, respectively.

Total interest income for the nine months ended September 30, 2003 and 2002 was $26.2 million and $13.7 million, respectively, while total interest expense was $7.7 million and $4.0 million, respectively, during the same periods. Therefore, the net interest income was $18.5 million and $9.7 million for the nine months ended September 30, 2003 and 2002, respectively.

The net interest margin for the three month period ended September 30, 2003 was 4.7% as compared to 5.9% for the third quarter of 2002 which is a decrease of 120 basis points. At January 31, 2002, the national prime rate was 4.75%. During the fourth quarter of 2002, the Federal Reserve Bank decreased the overnight borrowing rate by 50 basis points, thus bringing the national prime rate down to 4.25%, where it remained until June 24, 2003, when it was lowered to 4.00%. Primarily as a result of the interest rate environment, the Company has experienced some compression in its net interest margin as new loans are generated, or existing loans are repriced, at a lower interest rate. Interest yield on loans decreased from 9.2% for the quarter ended September 30, 2002 to 7.6% for the quarter ended September 30, 2003. Although the Bank has many loans that have reached their floor rates and have not continued to adjust downwards as interest rates declined, certain higher rate loans that paid off were replaced with new loans originated at lower market rates. Loan fees, which are included in interest income, also contributed to interest income. Construction loans and commercial real estate loans generate the bulk of all loan fee income. As the Company continues its emphasis in single-family coastal and tract home construction loans, the volume of construction fees has increased since the third quarter of 2002. Loan fees are deferred and amortized over the life of the loans. Construction loans generally have a duration of 12 months and as the level of construction loans continues to grow, the yield on the loan portfolio will increase as a result. For the three months ended September 30, 2003, loan fee income represented $1.3 million or 16% of the $8.6 million in interest and fees on loans. For the three months ended September 30, 2002, loan fee income was $1.1 million or 22% of the $4.8 million in interest and fees on loans.

The net interest margin for the nine month period ended September 30, 2003 was 4.7% as compared to 5.7% for the nine months ended September 30, 2002 which is a decrease of 100 basis points. Interest yield on loans decreased from 9.2% for the nine months ended September 30, 2002 to 7.7% for the same period in 2003. For the nine months ended September 30, 2003, loan fee income represented $2.9 million or 14% of the $20.6 million in interest and fees on loans. For the nine months ended September 30, 2002, loan fee income was $2.4 million or 20% of the $11.9 million in interest and fees on loans.

Total interest expense was $3.1 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively, for a total increase of $1.5 million. Interest expense on deposits totaled $2.3 million during the three months ended September 30, 2003 compared to $1.2 million during the three months ended September 30, 2002 representing an increase of $1.1 million. The decrease in interest rates partially offset the increase in interest expense associated with an increase in the Company’s interest-bearing deposits during the periods. The cost of funds of deposits includes non-interest bearing deposits. Average non-interest bearing deposits increased from $57.2 million for the quarter ended September 30, 2002 to $85.9 million for the quarter ended September 30, 2003.

The average interest rate on Federal Home Loan Bank (“FHLB”) and other borrowings decreased from 1.9% for the quarter ended September 30, 2002 to 1.5% for the quarter ended September 30, 2003 as market rates decreased during the period, as discussed above. The average interest rate on these borrowings decreased from 1.9% for the nine months ended September 30, 2002 to 1.6% for the nine months ended September 30, 2003.

An additional form of funding for the Bank’s growth is debt issued by the Company which resulted in a higher consolidated cost of funds beyond that of deposits and FHLB borrowings. In September 2003 and December 2002 and 2001, the Company issued trust preferred securities of $10.0 million, $5.0 million and $12.0 million, respectively. Additionally, the Company issued $5.0 million in subordinated debt in December 2002. In September 2003, the Company paid off its $5.0 million line of credit with a portion of the proceeds raised in the Company’s offering of its Series B Preferred. Those instruments bear variable interest rates indexed to LIBOR and adjust on a quarterly basis. The consolidated cost of funds for the Company for the three months ended September 30, 2003 was 2.1%, down from 2.9% for the same period ended September 30, 2002. As market rates have decreased, the interest on these variable notes has decreased. The consolidated cost of funds for the Company for the nine months ended September 30, 2003 was 2.3%, down from 3.0% for the same period ended September 30, 2002.

The following tables present the distribution of the Company’s average assets, liabilities, and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2003 and 2002.

	Dollars in Thousands

	For the Three Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$449,458	$8,587	7.6%	$206,942	$4,816	9.2%
Investment securities[1]	208,791	2,312	4.4%	50,350	642	5.0%
Federal funds sold	8,986	21	0.9%	8,061	34	1.7%
Other investments	7,171	72	4.0%	1,601	34	8.4%

Total Interest-earning assets	674,406	10,992	6.5%	266,954	5,526	8.2%

Other assets	29,353			19,670
Less: allowance for possible loan losses	(5,718)			(2,260)

Total average assets	$698,041			$284,364

Liabilities and Stockholders’ Equity
Savings deposits	$220,785	1,003	1.8%	$98,790	506	2.0%
Time deposits	192,008	1,274	2.6%	76,911	674	3.5%
Subordinated debt	5,000	52	4.1%	—	—	—
Convertible debentures	—	—	0.0%	3,650	91	9.9%
Trust Preferred Securities	17,543	201	4.5%	12,000	170	5.6%
FHLB and other borrowings	145,808	534	1.5%	23,874	113	1.9%

Total interest-bearing liabilities	581,144	3,064	2.1%	215,225	1,554	2.9%

Demand deposits	86,064			57,225
Other liabilities	4,940			1,564

Total average liabilities	672,148			274,014
Stockholders’ equity	25,893			10,350

Total liabilities and Stockholders’ equity	$698,041			$284,364

Net interest spread [2]			4.4%			5.3%

Net interest income and net interest margin [3]		$7,928	4.7%		$3,972	5.9%

	For the Nine Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$360,820	$20,645	7.7%	$173,593	$11,932	9.2%
Investment securities [1]	151,236	5,299	4.7%	46,584	1,718	4.9%
Federal funds sold	10,946	90	1.1%	5,929	73	1.6%
Other investments	5,065	170	4.5%	1,044	43	5.5%

Total Interest-earning assets	528,067	26,204	6.6%	227,150	13,766	8.1%

Other assets	26,371			19,326
Less: allowance for possible loan losses	(4,304)			(1,838)

Total average assets	$550,134			$244,638

Liabilities and Stockholders’ Equity
Savings deposits	$180,851	2,597	1.9%	77,278	1,102	1.9%
Time deposits	144,509	3,074	2.8%	68,596	1,893	3.7%
Subordinated debt	5,000	162	4.3%	—	—	—
Convertible debentures	—	—	0.0%	3,650	278	10.2%
Trust preferred securities	17,183	616	4.8%	12,000	507	5.6%
FHLB and other borrowings	105,966	1,267	1.6%	18,004	253	1.9%

Total interest-bearing liabilities	453,509	7,716	2.3%	179,528	4,033	3.0%

Demand deposits	70,008			51,997
Other liabilities	4,854			1,306

Total average liabilities	528,371			232,831
Stockholders’ equity	21,763			11,807

Total liabilities and Stockholders’ equity	$550,134			$244,638

Net interest spread [2]			4.3%			5.1%

Net interest income and net interest margin [3]		$18,488	4.7%		$9,733	5.7%

[1]	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

[2]	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

[3]	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended September 30, 2003 and 2002, the provision for loan losses was $0.5 million and $0.6 million, respectively. Total provision for possible loan losses was $2.2 million for the nine month period ended September 30, 2003 as compared to $1.1 million for the same period in 2002. The provision for loan losses has increased to support the significant growth in loans experienced during such periods and to reflect the increased risk of the higher yielding loans that the Company has emphasized during the periods.

The Company’s allowance for possible loan losses was $6.0 million or 1.22% of gross loans at September 30, 2003 compared to $2.7 million or 1.24% of gross loans at September 30, 2002. At December 31, 2002, the allowance for possible loan losses was $3.0 million or 1.18% of gross loans. Additions to the reserve are effected through the provision for possible loan losses. Also affecting the reserve are loans charged off and loans recovered. Net loan charge-offs for the three months ended September 30, 2003 were $120,000 whereas net loan charge-offs for the three months ended September 30, 2002 were $15,000. Net loan charge-offs for the nine months ended September 30, 2003 were $106,000 whereas net loan charge-offs for the same period in 2002 were $107,000. Also, a further addition to the allowance for possible loan losses during the nine months ended September 30, 2003, was an adjustment of $895,000 relating to the purchased allowance for possible loan losses of Southland. An addition to the allowance for possible loan losses during the nine months ended September 30, 2002, was an adjustment of $197,000 relating to the purchased allowance for possible loan losses on an acquired loan portfolio.

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

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2003 was $1.0 million and $4.3 million, respectively, as compared to $1.3 million and $2.5 million for the same respective periods of 2002. This represents a decrease of $0.3 million or 29% and an increase of $1.8 million or 68%, respectively. The three and nine month periods ended September 30, 2002 include $0.4 million and $0.5 million, respectively, for a litigation recovery from the Company’s former commercial insurance carriers.

In the fourth quarter of 2002, the Company began its SBA lending department. The guaranteed portions of the SBA loans originated are eventually sold. The sale of the guaranteed portion of the SBA loans generated income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2003, respectively.

For the three and nine months ended September 30, 2003, net gains from the sale of investment securities amounted to $0 and $1.6 million, respectively, as compared to $0.6 million and $0.7 million for the same periods in 2002, respectively. The gains were a result of the sale of investment securities in order to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable.

Income from fees and service charges also increased $0.3 million and $0.7 million for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 as the volume of loans and deposits have increased.

Non-Interest Expenses

The Company’s non-interest expense for the three and nine months ended September 30, 2003 was $4.5 million and $11.4 million, respectively, as compared to $3.3 million and $7.9 million for the same periods in 2002, respectively. The increases for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 were $1.2 million or 36% and $3.5 million or 44%, respectively. Non-interest expense consists primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) data processing, marketing, professional fees, office supplies, postage and telephone, insurance and assessments, administrative, and other non-interest expense.

Salaries and employee benefits are the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, SFR construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2003 and 2002, while providing the infrastructure needed to support longer-term growth. The Company’s salaries and employee benefits expense increased by $2.2 million or 60% to $5.9 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002.

Occupancy expense increased $0.2 million or 84% and $0.4 million or 56% for the three and nine months ended September 30, 2003, respectively, from $0.2 million and $0.6 million in the same periods of 2002, respectively. In 2002, the loan production office in Manhattan Beach expanded into a larger facility to accommodate additional staff as the single family coastal construction loan production increased. The Company also entered into new office leases in San Diego and Beverly Hills for the production of SBA loans as the Company began its SBA lending department in the fourth quarter of 2002. In addition, the Corona branch location was opened early in the second quarter of 2003 and the Irvine and Irwindale locations were added in the third quarter of 2003. Correspondingly, expenses related to furniture and fixtures increased $0.1 million or 53% and $0.2 million or 37% in the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

Other non-interest expense decreased $0.1 million or 7% and increased $0.7 million or 24% for the three and nine months ended September 30, 2003 as compared to the respective prior periods in 2002. The decrease for the three month period ended September 30, 2003, versus the three month period ended September 30, 2002, was due to the one-time debenture conversion expense of $0.3 million in the third quarter of 2002. Other non-interest expenses increased significantly due primarily to the Company’s implementation of its strategy to grow the Company. All categories of other non-interest expense, with the exception of data processing, increased including marketing, professional services, office supplies, postage and telephone, insurance and administrative expenses due to increases in the number of employees and the volume of loan and deposit production. In particular, the Company’s marketing expense increased significantly from $0.5 million in the first nine months of 2002 to $0.9 million in the first nine months of 2003 as the Company increased its advertising and promotional campaigns in its communities.

The following is a breakdown of other non-interest expense for the nine and three months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Other non-interest expense:
Data processing	$489	$513	$170	$157
Marketing expenses	915	463	298	192
Professional expenses	494	426	195	210
Office supplies, postage and telephone	451	410	147	156
Insurance and assessment expense	243	136	96	51
Administrative expense	105	33	46	37
Debenture conversion	—	274	—	274
Other	1,046	758	393	367

Total other non-interest expense	$3,743	$3,013	$1,345	$1,444

Financial Condition

Assets

At September 30, 2003, total assets increased $393.7 million or 102% to $779.0 million from $385.3 million at December 31, 2002. Assets were comprised primarily of $490.7 million in gross loans and $245.9 million in investment securities at September 30, 2003. This represents an increase of $236.8 million or 93% in gross loans and $158.3 million or 181% in investment securities from December 31, 2002. The increase in loans and investments was partially offset by a decrease of $15.8 million in fed funds sold between December 31, 2002 and September 30, 2003.

Investments

The Company increased its securities portfolio during the first nine months of 2003 through the purchase of mortgage-backed securities, which are typically insured by U.S. Government-backed agencies. The Company’s securities portfolio amounted to $245.9 million, or 32% of total assets, at September 30, 2003 and $87.6 million, or 23% of total assets, at December 31, 2002. All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at September 30, 2003, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$241,950	$707	$(6,248)	$236,409
U.S. agency securities	10,197	—	(727)	9,470

Total	$252,147	$707	$(6,975)	$245,879

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$87,364	$189	$—	$87,553

The amortized cost and fair values of investment securities available-for-sale at September 30, 2003, by expected maturities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	at September 30, 2003

	Amortized
	Cost	Fair Value

Due after 10 years	$252,147	$245,879

Proceeds from sales of mortgage-backed securities available-for-sale during the nine months ended September 30, 2003 were $176.8 million. Gross gains on those sales were $1.6 million. Included in stockholders’ equity at September 30, 2003 is $3.7 million of net unrealized losses, net of tax benefits, on investment securities available-for-sale.

Proceeds from sales of mortgage-backed securities available-for-sale during the nine months ended September 30, 2002 were $80.8 million. Gross gains on those sales were $0.7 million. Included in stockholders’ equity at December 31, 2002 is $109,000 of net unrealized gains, net of taxes, on investment securities available-for-sale.

Securities with a carrying value and fair value of $245.9 million and $87.6 million at September 30, 2003 and December 31, 2002, respectively, were pledged to secure public monies as required by law, Treasury, tax and loan deposits, and FHLB advances.

Loans

The Company continued to have significant growth in its loan portfolio, increasing its gross loans during the first nine months of 2003 by $236.8 million or 93% from $253.2 million at December 31, 2002 to $490.7 million at September 30, 2003. All the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which includes Riverside, San Diego, San Bernardino, Los Angeles, and Orange counties in California. The concentrations of credit by type of loan are set forth below (in thousands):

	September 30,	December 31,
	2003	2002

Commercial, financial and agricultural	$36,500	$19,232
Real Estate — construction	279,748	110,212
Real Estate — mortgage Commercial	122,477	93,122
Residential	45,594	23,480
Installment loans to individuals	4,959	5,659
All other loans (including overdrafts)	21	60

	489,299	251,765
Unearned income	(2,019)	(626)

Loans, Net of Unearned Income	$487,280	$251,139

Loans held for sale	$1,414	$2,112

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

At September 30, 2003, the Bank had approximately $68.1 million in loans pledged to secure FHLB borrowings.

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

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	September 30,	December 31,
	2003	2002

Balance, beginning of year	$3,003	$1,450
Credit from purchase of loan portfolio	—	197
Credit from acquisition of Southland Business Bank	895	—
Recoveries on loans previously charged off	20	167
Loans charged off	(126)	(241)
Provision charged to operating expense	2,210	1,430

Balance, end of period	$6,002	$3,003

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

The Bank had impaired loans of $0.3 million and $0 as of September 30, 2003 and December 31, 2002, respectively.

The following is a summary of information pertaining to impaired loans as of September 30, 2003 and December 31, 2002 (in thousands).

	September 30,	December 31,
	2003	2002

Average investment in impaired loans	82	22
Interest income recognized on impaired loans	—	—
Interest income recognized on a cash basis for impaired loans	—	—

Nonperforming Assets

At September 30, 2003, the Bank had non-accrual loans or loans classified as troubled debt restructurings of $0.3 million as compared to $0 at December 31, 2002. At September 30, 2003 and December 31, 2002, the Bank had no loans past due 90 days or more in interest or principal and still accruing interest.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $248.4 million or 86% from $287.5 million at December 31, 2002 to $535.9 million at September 30, 2003.

The increase is primarily due to the increase of $101.9 million or 105% in money market accounts and $111.0 million or 116% in time certificates of deposit.

At September 30, 2003, the composition of the average deposit portfolio was 18% in non-interest bearing deposits, 46% in money market, NOW and savings deposits, and 36% in time certificates of deposit, while the composition was 26%, 41%, and 33%, respectively, at December 31, 2002.

At September 30, 2003, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

September 30,
2003

Three months or less	$17,677
Over three through six months	23,245
Over six through twelve months	54,829
Over twelve months	9,153

$104,904

Borrowings

At September 30, 2003, FHLB advances were $155.0 million as compared to $45.0 million at December 31, 2002. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets.

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of September 30, 2003 (dollars in thousands):

	Weighted
	Average
Maturity	Rate	Amount

2003	1.19%	$45,000
2004	1.29%	95,000
2005	1.98%	15,000

	1.33%	$155,000

In June 2003, the Company obtained a $10.0 million line of credit from a correspondent financial institution of which $5.0 million was outstanding through September 19, 2003. The funds were drawn and held at the Company as working capital. The Company paid off the line of credit with a portion of the net proceeds from the Series B Preferred Stock offering and terminated the credit facility.

In September 2003 and December 2002 and 2001, the Company issued trust preferred securities of $10.0 million, $5.0 million and $12.0 million, respectively. See Note #2 in Item 1 hereof. Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. A total of approximately $25.0 million of the net proceeds from the trust preferred securities offerings in September 2003 and the Series B Preferred offering was downstreamed to the Bank as additional capital.

The Bank has $2.2 million outstanding on unsecured lines of credit with five correspondent banks totaling $37.0 million at September 30, 2003. Additionally, the Bank has a borrowing line at the FHLB totaling $272.1 million, with $155.0 million outstanding at September 30, 2003, representing 35% of total assets of the Bank.

Stockholders’ Equity

At September 30, 2003 and December 31, 2002, stockholders’ equity was $49.9 million and $20.0 million, respectively. The increase in stockholders’ equity was due primarily to the net income for the first nine months of 2003 of $5.4 million, the issuance of common stock of $3.2 million in connection with the acquisition of Southland and the net proceeds from the issuance of the Series B Preferred stock of approximately $26.5 million partially offset by common stock repurchases and dividends paid on preferred stock.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit and borrowing ratio was 70% and 75% as of September 30, 2003 and December 31, 2002, respectively. The Bank’s policy is to strive for a loan to deposit and borrowing ratio between 70% and 90%.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 8.9% of total assets at September 30, 2003. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. At September 30, 2003, the Bank has $2.2 million outstanding on borrowing lines with five correspondent banks totaling $37.0 million as well as an Advance Line with the FHLB allowing the Bank to borrow up to 35% of its total assets as of September 30, 2003. This advance line is collateralized by investment securities and/or eligible loans.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Company and the Bank meet all applicable capital adequacy requirements.

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

			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003
Total capital to risk-weighted assets:
Bank	$83,603	15.0%	$44,495	8.0%	$55,618	10.0%
Company	$90,874	16.3%	$44,560	8.0%	N/A	N/A

Tier 1 to risk-weighted assets:
Bank	$77,601	14.0%	$22,247	4.0%	$33,371	6.0%
Company	$70,496	12.7%	$22,280	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$77,601	11.0%	$28,111	4.0%	$35,139	5.0%
Company	$70,496	10.0%	$28,172	4.0%	N/A	N/A

As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	15.0%	$22,364	8.0%	$27,955	10.0%
Company	$44,838	16.0%	$22,454	8.0%	N/A	N/A

Tier 1 to risk-weighted assets:
Bank	$38,786	13.9%	$11,182	4.0%	$16,773	6.0%
Company	$26,452	9.4%	$11,227	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$38,786	11.6%	$13,353	4.0%	$16,691	5.0%
Company	$26,452	7.9%	$13,412	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt its business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of September 30, 2003, most of the Company’s loans held for investment consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and the Company would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on September 30, 2003, assuming shifts of 100 to 200 basis points in both directions (in thousands):

	Economic Value of Equity		Earnings at Risk

Simulated	Cumulative Dollar	Percentage	Cumulative Dollar	Percentage
Rate Changes	Change	Change	Change	Change

+ 200	(17,294)	-18.6	1,964	5.5
+ 100	(7,059)	-7.6	636	1.8
- 100	(6,690)	-7.2	(1,026)	-2.9
- 200	(10,188)	-10.9	(4,115)	-11.4

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

At September 30, 2003, the Company’s estimated changes in EVE and EAR were within the ranges established by the Board of Directors.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various litigation matters. In the opinion of management and the Company’s legal counsel, the disposition of all such litigation pending will not have a material effect on the Company’s financial statements.

ITEM 2. CHANGES IN SECURITIES

On September 19, 2003, the Company completed its offering of 1,150,000 shares of Series B Preferred. The Series B Preferred is traded on the American Stock Exchange under the symbol “VLP PrB.” The Company received approximately $26.5 million in net proceeds from the offerings. The Series B Preferred is the Company’s second series of preferred stock issued and outstanding; the Company has 50 shares of Series A Preferred issued and outstanding. The Series B Preferred ranks on parity with the Series A Preferred with respect to dividend rights and rights upon liquidation, winding-up or dissolution of the Company. The Series B Preferred ranks senior to shares of the Company’s common stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10.1	Floating Rate Junior Subordinated Debt Securities Due 2033

10.2	Amended and Restated Declaration of Trust of Vineyard Statutory Trust III

10.3	Guarantee Agreement

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

b)	Reports on Form 8-K:

The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003:

i)	July 7, 2003 — announcing the completion of the merger with Southland Business Bank

ii)	July 8, 2003 — announcing the press release of the Company’s earnings for the second quarter of 2003

iii)	July 24, 2003 — announcing the initiation of a quarterly cash dividend on the Company’s common stock

iv)	September 26, 2003 — announcing the issuance of Trust Preferred Securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2003.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman Morales Norman Morales President and Chief Executive Officer

By	/s/ Gordon Fong Gordon Fong Senior Vice President and Chief Financial Officer (Principal Financial Officer)