Form 10-K
period 2003-12-31
VINEYARD NATIONAL BANCORP
filed 2004-03-22
CIK 840256

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State of other jurisdiction of incorporation or organization)	33-0309110 (IRS Employer Identification Number)

9590 Foothill Boulevard Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)

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

The aggregate value of the 2,216,854 shares of Common Stock of the registrant issued and outstanding, which excludes 583,724 shares held by all directors and executive officers of the registrant as a group, was approximately $48.8 million based on the last closing sales price on a share of Common Stock of $22.00 as of June 30, 2003.

3,162,045 shares of Common Stock of the registrant were outstanding at March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Forward-looking Statements

Except for historical information contained herein, the matters discussed in this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent estimates, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning. Vineyard National Bancorp (the “Company”) cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Item 1. Business; Risk Factors. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I

ITEM 1. Business

Vineyard National Bancorp

Vineyard National Bancorp (the “Company”) was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Company acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank (the “Bank”). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of the Bank, an $884.5 million (asset) commercial bank, and the business of the Bank is carried on as a wholly-owned subsidiary of the Company. On November 12, 2002, the Company’s common stock was listed on the NASDAQ National Market System and is publicly traded under the symbol “VNBC”. Prior to that, the Company’s common stock was traded on the NASDAQ SmallCap Stock Market under the same symbol. In July 2003, the Bank completed the acquisition of Southland Business Bank, a California-chartered commercial bank (“Southland Bank”), located in Irwindale, California (See Item 8. Financial Statements and Supplementary Data; Note #11 – Acquisition.). The Company had approximately 1,700 shareholders that own approximately 3,162,045 shares of the Company’s common stock as of March 12, 2004.

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under Federal Reserve Board (the “FRB”) regulations.

The Company’s principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds).

As of December 31, 2003, the Company had total consolidated assets of $887.8 million, total consolidated net loans of $589.5 million, total consolidated deposits of $603.3 million and total consolidated stockholders’ equity of $52.2 million.

The Company makes available free of charge on its website at www.vineyardbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about the Company’s business on its website.

Vineyard Bank

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank converted its charter to a California-chartered commercial bank and now operates under the supervision of the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank determined that it could better serve its customers by converting to a state bank, which provided the Bank with increased lending limits. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank is a community bank, dedicated to relationship banking and the success of its customers. The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate commercial business and commercial real estate loans, primarily to small businesses, churches and private schools, single-family construction loans (both tract and coastal loans), Small Business Administration (“SBA”) loans, income property loans and, to a lesser extent, single-family permanent loans and various types of consumer loans. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $25 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Bank has experienced substantial growth in recent years as it has expanded its core deposit franchise through its nine banking centers and increased its originations of commercial and residential construction loans along with income property loans.

The Bank operates nine full-service banking centers, which are located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Blue Jay, Irwindale, Manhattan Beach and Corona, all of which are located in Los Angeles, Riverside and San Bernardino counties in California. The Inland Empire area of Riverside and San Bernardino counties is located approximately 50 miles east of Los Angeles, California. The Rancho Cucamonga office also serves as the Company’s headquarters. The Bank also operates two SBA loan production offices located in San Diego and Anaheim, California and an income property loan production office located in Irvine, California.

Since the hiring of its president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank has implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank’s management team has focused its efforts into developing a customer-oriented service philosophy, while expanding the Bank’s lending products by creating various specialty lending groups. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing relationship banking services to the following markets: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties; (ii) the coastal communities surrounding Los Angeles, California; and (iii) the San Gabriel Valley region of Los Angeles. The Bank has targeted these markets because of its experience and knowledge of, as well as the anticipated continued growth and potential for development in, these markets.

Expanded Product Offering. During the last three years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•  In 2001, the Bank began originating high-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $0.8 million to $3.0 million. The Bank’s single-family residential coastal construction loans amounted to $212.7 million and $89.5 million at December 31, 2003 and 2002, respectively.

•      In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $104.5 million and $14.2 million at December 31, 2003 and 2002, respectively.

•      In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. SBA loans amounted to $15.1 million and $3.5 million at December 31, 2003 and 2002, respectively. Religious loans amounted to $15.9 million at December 31, 2003. The Bank did not have any outstanding religious loans at December 31, 2002. The Bank anticipates significantly increasing the origination of these types of loans.

•      In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $1.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At December 31, 2003, the balance of loans generated from this division amounted to $2.4 million for commercial real estate loans and $19.6 million for apartment loans.

•      In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 109.8% for the year ended December 31, 2003 and 80.4% for the year ended December 31, 2002. Consolidated total deposits amounted to $603.3 million at December 31, 2003 and $287.5 million at December 31, 2002. Non-interest bearing demand deposits amounted to $94.2 million at December 31, 2003 and $61.9 million at December 31, 2002.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas.

The Bank’s growth in loans, net of unearned income and deferred fees, was 135.7% for the year ended December 31, 2003 and 84.1% for the same period in 2002. New loan commitment volumes are targeted to produce net growth in loans outstanding approximately 50% for 2004 and 20% to 30% for 2005 and 2006. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 10-20% in commercial loans, 20-40% in commercial real estate loans, 20-30% in single-family coastal construction, 15-20% in single-family tract construction and 10-20% in consumer lending.

The Bank’s projected net growth in core deposits is approximately 45% for 2004 and 20% to 30% for 2005 and 2006 with the intended distribution of 18% in non-interest bearing demand deposits, 7% in NOW and savings deposits, 40% in money market deposits and 35% in time deposits.

Relationship Banking. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for its customers. To that end, the Bank’s facilities are being redesigned to incorporate user-friendly technology and personal service to facilitate its focus on relationship banking.

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. The Company will continue to expand its branch network through new offices in selected markets and opportunistic acquisitions. The Bank opened a new banking center in Corona, California in the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service banking center during the third quarter of 2003. In addition, the Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. The Company’s acquisition of Southland Bank was consummated in July 2003. As a result of the acquisition, the Company acquired a banking center in Irwindale, California.

In addition, in early 2004, the Bank entered into an office lease for a SBA loan production office in Anaheim, California. The Bank also entered into a lease commencing in October 2004 in Corona, California to house its administration including credit administration, central operations, data center, training facilities, amongst other departments. These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion.

Asset Growth. The Company’s total assets as of December 31, 2003 were $887.8 million as compared to $385.9 million as of December 31, 2002. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At December 31, 2003, the Bank had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

In summary, the Company continues to realize its strategic plan and expand its marketing efforts in nine primary areas:

  Community-based core deposit growth;
  Single family coastal construction lending;
  Single family tract (entry level) construction lending;
    Income property lending;
    Commercial real estate;
  Multi-family properties;
  Small business and commercial lending;
  SBA lending;
  Religious financial services (lending and depository); and
  Specialized depository and cash management services for commercial business.
Risk Factors

The Company is implementing a business strategy that may result in increased volatility of earnings.

The Company’s business strategy is focused on the expansion of construction, commercial real estate and commercial business lending. At December 31, 2000, approximately $56.4 million or 70.4% of the Bank’s loan portfolio was made up of residential and commercial construction, commercial real estate and commercial business loans. As of December 31, 2003, these types of loans had increased to approximately $518.6 million or 86.5% of the Bank’s loan portfolio and are anticipated to increase further as the Company continues to implement its business strategy. In addition, the Company established an income property lending division in 2003 to service the growing market for apartments in Southern California. Apartment loans increased from $1.1 million at December 31, 2002 to $28.0 million at December 31, 2003 due primarily to the efforts of the income property lending division.

These types of lending activities, while potentially more profitable, generally entail a larger degree of credit risk than general permanent single-family and consumer lending. They are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation in these types of loans requires a more detailed analysis of financial statements at the time of loan approval and on an on-going basis. A decline in real estate values, particularly in California, would reduce the value of the real estate collateral securing the Bank’s loans and increase the risk that the Bank would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate loans and apartment loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans. A liquid secondary market for most types of commercial real estate and commercial business loans does not exist, so the Bank has less opportunity to mitigate credit risk by selling part or all of its interest in these loans.

The Company’s growth may not be managed successfully.

The Company has grown substantially from $110.8 million of total assets and $99.6 million of total deposits at December 31, 2000 to $887.8 million of total assets and $603.3 million of total deposits at

December 31, 2003. The Company expects to continue to experience significant growth in the amount of its assets, the level of its deposits and the scale of its operations. The Company may not be able to manage this growth effectively. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be harmed. In this regard, the Company has experienced significant growth in its loan portfolio during the past three years. Consequently, its loan portfolio is relatively unseasoned. While the amount of non-performing loans in the Company’s loan portfolio at December 31, 2003 was insubstantial, there are no assurances that this will continue into the future. The Company’s growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the required skills that it needs to grow its specialty lines of business. As a result of the increase in the Company’s personnel, its expenses associated with salaries and other benefits have increased in recent periods.

The additional customer products, services, branch enhancements and the implementation of these items have placed and will continue to place a strain on its personnel, systems, and resources. The Company cannot assure you that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

Potential acquisitions may disrupt the Company’s business, dilute shareholder value and adversely affect its operating results.

In July 2003, the Company completed its acquisition of Southland Bank. The Company may continue to grow by acquiring banks, related businesses or branches of other banks that it believes provide a strategic fit with its business. To the extent that the Company grows through acquisitions, it cannot assure you that it will be able to adequately or profitably manage this growth. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including:

  potential exposure to unknown or contingent liabilities of banks, businesses or branches the Company acquires;
  exposure to potential asset quality issues of the acquired banks, businesses or branches;
  difficulty and expense of integrating the operations and personnel of banks, businesses or branches the Company acquires;
  potential disruption to the Company’s business;
  potential diversion of management’s time and attention;
  the possible loss of key employees and customers of the banks, businesses, or branches the Company acquires;
  difficulty in estimating the value of the banks, businesses or branches to be acquired; and
  potential changes in banking or tax laws or regulations that may affect the banks or businesses to be acquired.

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to the Company when it is needed.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that its existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may decide to raise additional capital to support continued growth, either internally or through acquisitions. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

Norman Morales has been the Company’s president and chief executive officer since October 2000. Mr. Morales developed numerous aspects of the Bank’s current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Morales. The loss of Mr. Morales’ services could have a negative impact on the implementation and success of the Company’s business strategy. The Bank’s success will also depend in large part upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. The Bank will need to retain persons with skills in areas that are new and unfamiliar in order to manage the Bank’s specialty lines of business. Competition for qualified personnel, especially those in management, sales and marketing, is intense. The Company cannot assure you that the Bank will be able to attract and retain these persons.

The Company’s business is subject to various lending risks which could adversely impact its results of operations and financial condition.

Residential Real Estate Construction Loans. The Bank makes residential real estate construction loans to individuals and developers for the construction of residential properties. These loans include single-family coastal construction loans which are targeted at high-end units located along the coastal communities of Southern California. The Bank will originate these loans whether or not the property is under contract for sale. Residential real estate construction loans also include single-family tract construction loans which are targeted at the construction of entry level units. The Bank has significantly increased the amount of residential real estate construction loans in its loan portfolio, both in dollar amounts and as a percentage of the Bank’s total loans. At December 31, 2003, $317.2 million or 52.9% of the Company’s total loan portfolio consisted of residential real estate construction loans as compared to $5.6 million or 7.0% of the Company’s total loan portfolio at December 31, 2000.

The Company’s construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated, it may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. The Company’s ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the coastal communities of Los Angeles and Orange counties in California and in the Inland Empire region of Southern California. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, the Company’s liquidity would substantially increase and its net income would be adversely affected.

Commercial Real Estate Loans. The Bank originates commercial real estate loans for individuals and business for various purposes which are secured by commercial real estate, which includes loans made to religious organizations and private schools. At December 31, 2003, $153.6 million or 25.6% of the Company’s total loan portfolio consisted of commercial real estate loans as compared to $40.1 million or 50.1% of its total loan portfolio at December 31, 2000.

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

Commercial Business Loans. The Bank’s commercial business loans generally consist of loans to small businesses, including SBA loans. At December 31, 2003, $26.8 million or 4.5% of the Company’s total loan portfolio consisted of commercial business loans as compared to $10.7 million or 13.3% of its total loan portfolio at December 31, 2000.

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

  cash flow of the borrower and/or the project being financed;
  in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
  the credit history of a particular borrower;
  changes in economic and industry conditions; and
  the duration of the loan.
At December 31, 2003, the Company’s allowance for loan losses as a percentage of total loans was 1.3%. Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance. Any of these occurrences could materially and adversely affect its business, financial condition, prospects and profitability.

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

  loan delinquencies may increase;
  problem assets and foreclosures may increase;
  demand for the Company’s products and services may decline; and
  collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with its loans held for investment.
A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of December 31, 2003, approximately 92.7% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Company may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowance for loan losses.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Like other financial institutions, the Company’s operating results are largely dependent on its net interest income. Net interest income is the difference between interest earned on loans and securities and interest expense incurred on deposits and borrowings. Its net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of its assets and liabilities, prepayments on its loans and securities and limits on increases in the rates of interest charged on its loans. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control:

  inflation;
  slow or stagnant economic growth or recession;
  unemployment;
  money supply and the monetary policies of the FRB;
  international disorders; and
  instability in domestic and foreign financial markets.

The Company is vulnerable to an increase in interest rates because its interest-earning assets generally have longer maturities than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect its net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

The Company’s ability to service its debt, pay dividends, and otherwise pay its obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of the Company’s income from which it services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Company, is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations or pay dividends on its outstanding preferred stock or common stock. The inability to receive dividends from the Bank would adversely affect the Company’s business, financial condition, results of operations and prospects.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company, which could hurt its business.

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

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than the Company or the Bank, have been in business for a long period of time and have established customer bases and name recognition.

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

The Company continually encounters technological change, and it may have fewer resources than many of its competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The Company is subject to extensive regulation which could adversely affect its business.

The Company’s operations is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact the Company’s operations. If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict the Company’s ability to originate or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company or otherwise materially and adversely affect its business, financial condition, prospects or profitability.

Interest Rates and Differentials

The Company’s earnings depend primarily upon the difference between the income it receives from its loan portfolio and investment securities and its cost of funds, principally interest paid on savings, time deposits and borrowings. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the FRB (See Item 1. Business; Effect of Governmental Policies and Recent Legislation.)

Loan Portfolio

The following table sets forth the amount of loans outstanding for each of the past five years.

(Dollars in thousands)	December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial and agricultural	$26,827	4.5%	$19,232	7.6%	$20,219	14.7%	$10,665	13.3%	$14,671	17.0%
Real estate construction:
Single-family coastal	212,727	35.5	89,547	35.3	29,506	21.4	-	-	-	-
Single-family tract	104,511	17.4	14,171	5.6	-	-	-	-	-	-
Commercial	20,947	3.5	6,494	2.5	3,748	2.7	5,588	7.0	6,602	7.6
Real estate mortgage:
Commercial	153,632	25.6	93,122	36.7	52,458	38.0	40,099	50.1	36,181	41.8
Residential	75,872	12.7	23,480	9.3	19,063	13.8	11,192	14.0	9,189	10.6
Installment loans to individuals	4,887	0.8	5,659	2.2	8,318	6.0	12,049	15.1	18,852	21.8
Loans held for sale	-	-	2,112	0.8	4,471	3.3	235	0.3	835	1.0
All other loans (including overdrafts)	29	0.0	60	0.0	184	0.1	180	0.2	170	0.2

	599,432	100.0%	253,877	100.0%	137,967	100.0%	80,008	100.0%	86,500	100.0%
Less:
Unearned income and deferred loan fees	(2,425)		(626)		(389)		(484)		(783)
Allowance for possible loan losses	(7,537)		(3,003)		(1,450)		(784)		(764)

Total Net Loans	$589,470		$250,248		$136,128		$78,740		$84,953

At December 31, 2003, the Company’s loan balance, net of unearned income and deferred fees, increased 135.7% as compared to December 31, 2002, primarily due to the significant growth in real estate construction and real estate mortgage loans. The Company’s business development efforts, which began in early 2001 and continued through 2002 and 2003, were focused on the expansion of its real estate construction lending, with the introduction of high-end single family construction lending in early 2001 and single family tract construction in late 2002. The Bank concentrates its commercial and real estate lending in its immediate market area where economic condition trends are closely monitored.

The high-end single family constructions are geographically concentrated in the coastal communities of Los Angeles and Orange counties in California, where loan commitments are in the $0.8 million to $3.0 million range. In 2003, gross commitments generated for this loan product were $379.9 million. The projected equilibrium level for this product is expected to be in excess of $250 million in funded loan balances as new commitments are generated and existing constructions are completed. As of December 31, 2003, 93% of such loans originated by the Bank will mature within one year and 7% will mature within two years.

The Bank also originates single family tract construction loans. These loans typically are made on houses that sell in the range of $200,000 to $300,000. The Bank began offering this product in late 2002 with gross commitments generated for this loan product of $294.0 million for the year ended December 31, 2003. Loan requests for this loan product are generally between $3.0 million and $10.0 million. The projected equilibrium level for this product is expected to be in excess of $150 million in funded loan balances. Single family tract construction loans typically have shorter terms than the Bank’s other loan products. As of December 31, 2003, 97% of such loans originated by the Bank will mature within one year and 3% will mature within two years.

Within the Bank’s real estate mortgage portfolio, the predominant concentration is on commercial real estate loans which typically represent long-term financing for commercial buildings. Of these commercial real estate loans as of December 31, 2003, 15% will mature within one year, 26% will mature within one to five years, and 59% will mature over five years.

The Bank also provides one-to-four family residential real estate financing for shorter duration than traditional mortgage loans. This category includes equity lines of credit, first trust deeds and junior lien loans. As of December 31, 2003, 43% of such loans will mature within one year, 8% will mature from within one to five years, and 49% will mature over five years.

In late 2002, the Bank began its SBA lending division to expand on its commercial and business banking product lines. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses. In 2003, the Bank funded $39.7 million of SBA loans. The Bank sells the guaranteed portion of the SBA loan which is approximately 75% of the originated balance at a premium sale price between 105% and 110%. In 2003, the Bank sold $9.3 million of SBA loans, resulting in a gain on sale and broker fee income of $2.0 million.

In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. The Bank’s origination of income property loans is expected to be approximately $150 million over the next three years. Commercial real estate loans generated from this division typically range from $1.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. For the year ended December 31, 2003, new loan commitments generated by the income property lending division included $4.2 million of commercial real estate loans and $19.7 million of apartment loans. At December 31, 2003, the balances of loans generated from the income property lending division included $2.4 million of commercial real estate loans and $19.6 million of apartment loans. Almost all of these loans mature over five years.

The Bank also originates installment loans, which are loans to individuals consisting primarily of personal loans, automobile loans and individual lines of credit. Installment loans declined by $0.8 million or 13.6% at December 31, 2003 as compared to December 31, 2002 as the Bank moved away from indirect and dealer loans beginning in 2000, concentrating on direct lending to its core customer base. Installment loans continue to provide traditional high fixed rate loans with a steady stream of regular income. Although these types of loans typically involve higher risks than other types of loans, the Company mitigates such risk by making more loans in smaller denominations.

The Company sells substantially all of the permanent single-family residential loans that it originates. Loans held for sale amounted to $0 and $2.1 million at December 31, 2003 and 2002, respectively.

Maturities and Sensitivities to Interest Rates

The following table shows the maturities and sensitivities to changes in interest rates on gross loans outstanding at December 31, 2003.

(Dollars in Thousands)	Maturing

		One to
	Within One	Five	After Five
	Year	Years	Years	Total

Commercial, financial and agricultural	$11,714	$9,405	$5,708	$26,827
Real estate construction:
Single-family coastal	198,650	14,077	-	212,727
Single-family tract	101,708	2,803	-	104,511
Commercial	18,285	2,662	-	20,947
Real estate mortgage:
Commercial	22,819	39,827	90,987	153,633
Residential	32,744	5,796	37,332	75,872
Installment loans to individuals	2,534	2,114	238	4,886
All other loans (including overdrafts)	4	-	25	29

Total	$388,458	$76,684	$134,290	$599,432

Loans with predetermined interest rates	$14,240	$2,114	$32,910	$49,264
Loans with floating or adjustable interest rates	374,218	74,570	101,380	550,168

Total	$388,458	$76,684	$134,290	$599,432

Investment Portfolio

The following table shows the Company’s investment portfolio at December 31, 2003, 2002 and 2001, respectively.

(Dollars in Thousands)	December 31,

	2003	2002	2001

Available-for-sale:
U.S. agency securities	$9,905	$-	$8,547
Mortgage-backed securities	190,163	87,553	22,003
Mutual funds	2,000	-	-

Total securities	$202,068	$87,553	$30,550

The Company’s investment portfolio at December 31, 2003 increased $114.5 million or 130.8% compared to December 31, 2002. The increase in investment securities was part of management’s strategy of augmenting earning assets to generate greater yields. All securities are classified as available-for-sale and are carried at fair market value. The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio is classified as available-for-sale. No securities are classified as held-to-maturity.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity.

Asset/Liability Management

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

The Company concentrates on a core customer base with enhanced relationships crossing over multiple deposit and loan product lines. For the year ended December 31, 2003, the Company’s deposits were comprised of 17.1% of non-interest bearing deposits, 45.8% of money market, NOW, and savings deposits, and 37.1% of time certificates of deposit. Although the savings products are interest-bearing, their longer term maturities make them less interest rate sensitive. In addition, time certificates of deposit have rates fixed until maturity. The Company does not offer variable rate certificates of deposit. The Company has, on average, approximately 93% of all deposits classified as “core” deposits and only 7% considered “non-core” for the year ended December 31, 2003. Non-core deposits are defined by the Company as those in denominations over $100,000 for which the customer has no other products or accounts with the Company. As a result, the Company has been successful in retaining time certificates of deposit as they mature and reprice into the current interest rate environment.

Within the Company’s loan portfolio, variable rate loans are typically structured with floor rates which protect the Company from interest rate risk in a declining rate environment. Due to the current low interest rate environment, many of the loans have reached their floor rates, and this feature, combined with the fixed rate portion of the portfolio, have allowed the Company to substantially mitigate the compression of net interest margins that traditionally accompanies a declining interest rate scenario. For the year ended December 31, 2003, the Company has maintained a net interest margin of 4.7% representing a decrease of 60 basis points from the 2002 net interest margin of 5.3%. The decrease in the Company’s net interest margin is modest compared to the decrease in the national prime interest rate (the “prime rate”). The prime rate declined by 50 basis points in November 2002 and another 25 basis points in June 2003.

The table below sets forth information concerning the interest rate sensitivity of the Company’s consolidated assets and liabilities as of December 31, 2003. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

(Dollars in Thousands)	Three Months or Less	Over Three Through Twelve Months	Over One Through Five Years	Over Five Years	Non-interest Bearing	Total

Assets
Federal funds sold	$39,400	$-	$-	$-	$-	$39,400
Investment securities	2,000	-	-	200,068	-	202,068
Other investments	-	-	-	9,195	-	9,195
Gross loans	209,864	202,633	78,502	108,433	-	599,432
Noninterest-earning assets	-	-	-	-	37,705	37,705

Total assets	$251,264	$202,633	$78,502	$317,696	$37,705	$887,800

Liabilities and stockholders' equity
Non interest-bearing deposits	$-	$-	$-	$-	$94,162	$94,162
Interest-bearing deposits	326,975	164,327	17,862	-	-	509,164
Federal Home Loan Bank advances	35,000	132,000	15,000	-	-	182,000
Subordinated debt	5,000	-	-	-	-	5,000
Securities of trust holding	38,147	-	-	-	-	38,147
Other liabilities	-	-	-	-	7,152	7,152
Stockholders' equity	-	-	-	-	52,175	52,175

Total liabilities and stockholders' equity	$405,122	$296,327	$32,862	$-	$153,489	$887,800

Interest rate sensitivity gap	$(153,858)	$(93,694)	$45,640	$317,696	$(115,784)

Cumulative interest rate sensitivity gap	$(153,858)	$(247,552)	$(201,912)	$115,784	$-

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing its interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the Economic Value of Equity (“EVE”) or Earnings at Risk (“EAR”) to monitor its interest rate risk.

The Company's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon.

The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2003, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk

Simulated Rate Changes	Cumulative Dollar Change	Percentage Change	Cumulative Dollar Change	Percentage Change

+200 Basis Points	$(7,481)	-7.2%	$2,094	5.2%
+100 Basis Points	(2,421)	-2.3%	682	1.7%
-100 Basis Points	(7,008)	-6.8%	(806)	-2.0%
-200 Basis Points	(11,299)	-10.9%	(3,564)	-8.8%

The amount and percentage changes represent the cumulative dollar and percentage change in each rate change scenario from the base case. These estimates are based upon a number of assumptions, including: the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

At December 31, 2003, the Company's estimated changes in EVE and EAR were within the operating ranges established by the Board of Directors.

Potential Problem Loans

The policy of the Company is to review each loan in the portfolio to identify problem credits. In addition, as an integral part of its regular examination of the Company, the banking regulatory agencies also identify problem loans. There are three classifications for problem loans: “substandard,” “doubtful,” and “loss.”

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

Another category designated “special mention” is maintained for loans which do not currently expose the Company to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of December 31, 2003, the Company’s classified loans consisted of $2.5 million as substandard and $142,000 as doubtful, representing 0.44% of the gross loan portfolio. As of December 31, 2002, the Company’s classified loans consisted of $1.8 million as substandard, representing 0.71% of the gross loan portfolio.

With the exception of these loans, management is not aware of any loans as of December 31, 2003, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

Loan Concentrations

The Company does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of the loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Earning Assets

Other than the classified loans discussed above, the Company does not have any interest-earning assets for which management believes that recovery of the interest on and principal thereof is at significant risk.

Summary of Loan Loss Experience

In 2001, the Federal Financial Institution Examination Council (“FFEIC”) issued an interagency policy statement governing changes to acceptable methodologies in determining the Allowance for Loan and Leases Losses (“ALLL”) for financial institutions. In December 2001, the Company adopted a new methodology for determining the adequacy of its ALLL as a result of the FFEIC’s policy statement. This chosen method is known as the Percentage of Loan Grade Analysis. Although the Company has chosen the Percentage of Loan Grade Analysis as it demonstrates the most accurate determination of reserve adequacy to risks in the loan portfolio, it still must perform additional analyses using two other methodologies.

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

  Changes in the lending policies and procedures;
  Changes in local economic and business conditions;
  Changes in the nature and volume of the loan portfolio;
  Changes in Company management and lending staff;
  Trends in past due loans and non-accrual loans;
  Trends in criticized assets;
  Concentration of credit;
  Competition, legal and regulatory changes;
  Bank regulatory examination results; and
  Findings of the Company’s external credit examiners.

The following table sets forth an analysis of the Company’s loan loss experience, by category, for the past five years.

(Dollars in Thousands)	December 31,

	2003	2002	2001	2000	1999

Allowance for possible loan losses balance, beginning of year	$3,003	$1,450	$784	$764	$686
Charge-offs
Commercial, financial and agricultural	123	117	69	305	94
Real estate-mortgage	-	-	-	-	-
Consumer loans	20	124	60	61	103

	143	241	129	366	197

Recoveries
Commercial, financial and agricultural	44	78	3	110	27
Real estate-mortgage	-	-	-	-	-
Consumer loans	28	89	19	20	82

	72	167	22	130	109

Net charge-offs	71	74	107	236	88
Provision for possible loan losses	3,710	1,430	773	256	166
Allowance relating to acquired loan portfolio	895	197	-	-	-

Allowance for possible loan losses, end of year	$7,537	$3,003	$1,450	$784	$764

Ratio of net charge-offs during the year to average loans outstanding during the year	0.0%	0.0%	0.1%	0.3%	0.1%

Ratio of allowance for possible loan losses to loans at year-end	1.3%	1.2%	1.1%	1.0%	0.9%

Non-Accrual, Past Due and Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of the Company’s non-performing assets and the amount of the Company’s other real estate owned at the dates indicated.

(Dollars in Thousands)	As of December 31,

	2003	2002	2001	2000	1999

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-	$-	$-	$-
Real estate	-	-	-	-	-
Installment loans to individuals	-	-	-	25	14

Total loans past due more than 90 days	$-	$-	$-	$25	$14

Renegotiated loans	$-	$-	$-	$-	$-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$173	$-	$-	$131	$269
Real estate	-	-	-	176	226
Installment loans to individuals	-	-	-	-	-

Total non-accrual loans	$173	$-	$-	$307	$495

Total non-performing loans	$173	$-	$-	$332	$509

Other Real Estate Owned	$111	$-	$-	$-	$-

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards. At December 31, 2003, the Company had approximately $0.2 million of non-performing loans and approximately $0.1 million of other real estate owned through foreclosure. The increase in non-accrual loans is primarily due to the significant increase in gross loan portfolio. The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for possible loan losses at December 31, 2003 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for possible loan losses as economic and other conditions dictate. In addition, the FDIC and the DFI as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

Allowance for Possible Loan Loss by Category

The allowance for possible loan losses was $7.5 million and $3.0 million at December 31, 2003 and 2002, respectively, representing approximately 1.3% and 1.2% of total loans at year end, respectively. Actual net charge offs for the years ending December 31, 2003 and 2002 were approximately $71,000 and $74,000, respectively, representing 0.02% and 0.04%, respectively, of total average loans. The increase in the ALLL was principally related to the expansion of the Company’s loan portfolio. The following table sets forth the Company’s allowance for possible loan losses by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in Thousands)	As of December 31,

	2003		2002		2001		2000		1999

	Allowance for Possible Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Possible Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Possible Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Possible Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Possible Loan Losses	Percent of Loans in Each Category to Total Loans

Commercial, financial and agricultural	$791	4.5%	$506	8.4%	$497	18.0%	$180	13.6%	$78	18.0%
Real estate construction:
Single-family coastal	2,479	35.5	1,053	35.3	298	21.4	-	-	-	-
Single-family tract	1,407	17.4	245	5.6	-	-	-	-	-	-
Commercial	255	3.5	74	2.5	38	2.7	15	7.0	-	7.6
Real estate mortgage:
Commercial	964	25.6	602	36.7	372	38.0	101	50.1	-	41.8
Residential	490	12.7	141	9.3	126	13.8	29	14.0	-	10.6
Installment loans to individuals	33	0.8	32	2.2	72	6.1	24	15.3	10	22.0
Other risks	1,118	-	350	-	47	-	435	-	676	-

Total	$7,537	100.0%	$3,003	100.0%	$1,450	100.0%	$784	100.0%	$764	100.0%

Sources of Funds

General

The Company’s primary sources of funds for use in its lending and investing activities consist of deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. In addition, proceeds raised by the Company from sales of preferred stock and the issuance of junior subordinated debentures have been downstreamed primarily into the Bank. The Company closely monitors rates and terms of competing sources of funds and utilize those sources it believes to be the most cost effective, consistent with its asset and liability management policies.

Deposits

The primary source of the Bank’s funding comes from deposits. The Company offers various deposit products which include non-interesting bearing demand deposits and interest-bearing savings deposits and time deposits. Savings deposits include savings, NOW, Super NOW and money market deposit accounts.

The average amount of and the average rate paid on deposits of the Company are summarized below:

(Dollars in Thousands)	Years Ended December 31,

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing demand deposits	$75,370	-%	$55,936	-%	$41,020	-%
Savings deposits (1)	201,528	1.9	89,489	2.0	41,504	1.8
Time deposits	162,996	2.7	73,394	3.6	48,229	5.3

Total Deposits	$439,894	1.9%	$218,819	2.0%	$130,753	2.5%

_____________

(1)   Includes savings, NOW, Super NOW, and money market deposit accounts.

Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in Thousands)	As of December 31, 2003

Three months or less	$25,369
Over three through 12 months	81,441
Over one through five years	9,939

$116,749

Short-term Borrowings

The Bank utilizes short-term borrowings as a source of funds. The Bank has unsecured borrowing lines with five correspondent banks totaling $42.0 million as well as an advance line with the FHLB which allows the Bank to borrow up to 40% of its total assets as of December 31, 2003. The Bank’s advance line with the FHLB is collateralized by investment securities and/or eligible loans. In December 2002, the Company borrowed from a correspondent bank $5.0 million on a line of credit which was entirely paid off using a portion of the net proceeds from its Series B Preferred Stock offering in the third quarter of 2003. Set forth below is a schedule of outstanding short-term borrowings (maturing less than or equal to one year) at the dates specified:

(Dollars in Thousands)	As of December 31,

	2003	2002	2001

Federal Funds Purchased	$-	$-	$3,000
FHLB Advances	167,000	20,000	-
Line of Credit	-	5,000	-

Total Short-term borrowings	$167,000	$25,000	$3,000

Capital Issuances

The Company has obtained funds through the issuance of four series of junior subordinated debentures. At December 31, 2003, the Company had an aggregate of $38.1 million of junior subordinated debentures outstanding. The terms of these junior subordinated debentures are discussed in Note # 9 to the Company’s audited financial statements include in Item 8 hereof. As of December 31, 2003, the weighted average interest rate being paid on the Company’s junior subordinated debenture was 4.4%. At December 31, 2003, the Company’s annual interest payments with respect to its outstanding junior subordinated debentures amounted to $1.7 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by liquid assets of the Company, which amounted to $91.5 million at December 31, 2003.

On December 18, 2002, the Company issued fifty shares of 7.0% Series A Preferred Stock (“Series A Preferred Stock”) at $50,000 per share to eight individual investors for aggregate gross proceeds of $2.5 million. Each share of Series A Preferred Stock is entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred Stock is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. With each share of Series A Preferred Stock, the Company issued a warrant to purchase 2,205 shares of the Company’s common stock at an exercise price of $13.61 per share as adjusted to reflect the Company’s stock dividends. Each warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. As of December 31, 2003, one warrant has been exercised. The Series A Preferred Stock qualifies as Tier 1 capital under the regulations of the FRB.

On September 19, 2003, the Company issued 1,150,000 shares of 5.6% noncumulative convertible Series B Preferred Stock (“Series B Preferred Stock”) at $25.00 per share for aggregate proceeds of approximately $28.8 million. A portion of the net proceeds from the Series B Preferred Stock offering was used to pay off the Company’s $5.0 million line of credit with a correspondent bank. The Series B Preferred Stock is traded on the American Stock Exchange under the symbol “VLP PrB.” Each share of Series B Preferred Stock is entitled to a noncumulative, annual dividend of 5.6%, payable quarterly. Each share of Series B Preferred Stock is convertible at the shareholder’s option at any time into shares of the Company’s common stock at a conversion price of $33.22 per share of common stock. The Series B Preferred Stock is redeemable at the option of the Company at $23.81 per share, plus any unpaid dividends declared, on or after September 19, 2005. The Series B Preferred Stock is also redeemable at the option of the Company prior to September 19, 2005, in whole or in part, at $23.81 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 125% of the Series B Preferred Stock conversion price of $33.22 per share for at least 30 consecutive trading days. If all of the holders of Series B Preferred Stock convert their shares of Series B Preferred Stock into shares of the Company’s common stock, it would increase the Company’s outstanding common stock by approximately 865,000 shares, assuming a conversion price of $33.22. The conversion price and the redemption price for Series B Preferred Stock have been adjusted for the Company’s stock dividends.

Return on Equity and Assets

The following table sets forth the Company’s ratios of net income to average total assets (return on assets), net income to average total equity (return on equity), and average equity to average total assets (equity to asset ratio).

	2003	2002	2001

Return on average assets	1.3%	1.1%	0.8%
Return on average equity	28.1%	22.2%	11.7%
Cash dividend payout ratio	2.1%	-%	-%
Stockholders' equity to asset ratio	4.6%	5.0%	6.8%

The Company initiated a cash dividend program in 2003 and has paid $0.02 per share cash dividend in August 2003 and $0.03 per share cash dividend in November 2003.

In addition, a stock dividend of 5% was declared on December 23, 2003 and paid on January 26, 2004 to all holders of the Company’s common stock as of January 12, 2004. In addition, a stock dividend of 5% was declared on December 23, 2002 and paid on January 15, 2003 to all holders of the Company’s common stock as of December 23, 2002.

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

Effect of Governmental Policies and Recent Legislation

The Company’s business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies (See Item 1. Business; Supervision and Regulation.)

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

In recent years significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress, the state legislature and before the various bank regulatory agencies. These proposals may increase or decrease the cost of doing business, limiting or expanding permissible activities, or enhance the competitive position of other financial service providers. The likelihood and timing of any such proposals or bills and the impact they might have on the Company and its subsidiary cannot be predicted.

The Company

The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company's operations, and its subsidiary are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”).

The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB conducts periodic examinations of the Company and its subsidiary. The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries of affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transitions between the Company and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources.)

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

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting share of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under FRB’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.

In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

The Company's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act (See Item 1. Business; Supervision and Regulation; Sarbanes-Oxley Act of 2002.)

The Bank

The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources.)

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

The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC and the FRB have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transaction with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

Capital Requirements

The FRB and the FDIC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" institution must develop a capital restoration plan. At December 31, 2003, the Bank exceeded all of the required ratios for classification as "well capitalized."

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

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

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

The Company's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2003, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Community Reinvestment Act ("CRA")

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires the Company to identify the communities served by the Company's offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Company's regulators to assess the Company's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

A bank's compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution's lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco. The Bank received an overall rating of satisfactory in complying with its CRA obligations.

Financial Services Modernization Legislation

In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) was enacted. The GLB Act repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB Act provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The GLB Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

To the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The FRB has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their abilities to engage in “covered transactions” with affiliates:

  to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
  to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”), implementing legislative reforms intended to address corporate and accounting improprieties. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.

The SOA addresses, among other matters:

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
  expedited filing requirements for Forms 4’s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  “real time” filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.
The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

Accounting Changes

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In January 2003 the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") and in December 2003 FASB issued a revision ("FIN 46R"). FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. The Company has deconsolidated its trust preferred securities as of December 31, 2003 and restated prior periods presented, which did not have a material impact on the financial condition or operating results of the Company.

Employees

At December 31, 2003, the Company had 187 full-time equivalent employees as compared to approximately 116 in 2002. The Company believes that its employee relations are satisfactory.

ITEM 2. Properties

The following table sets forth certain information with respect to the Bank’s offices at December 31, 2003.

Office Location	Leased/Owned	Lease Expiration Date

27177 Highway 189, Suite G (1)	Leased	April 2004
Blue Jay, California 92317

5455 Riverside Drive (1)	Owned	N/A
Chino, California 91710

23840 Lake Drive (1)	Owned	N/A
Crestline, California 92325

1200 S. Diamond Bar Boulevard (1)	Leased	April 2004
Diamond Bar, California 91765

2100 S. Foothill Boulevard (1)	Leased	November 2004
LaVerne, California 91750

9590 Foothill Boulevard (1) (2)	Owned	N/A
Rancho Cucamonga, California 91730

7676 Hazard Center Drive, Suite 1555 (3)	Leased	October 2007
San Diego, California 91208

1230 Rosecrans Avenue, 6th floor (1)	Leased	August 2013
Manhattan Beach, California 90265

8748 Industrial Lane (5)	Leased	Month to Month
Rancho Cucamonga, California 91731

8105 Irvine Center Drive, Suite 600 (4)	Leased	March 2007
Irvine, California 92618

200 S. Main Street, Suite 150 (1)	Leased	December 2018
Corona, California 92878

200 S. Main Street, 3rd floor (7)	Leased	October 2018
Corona, California 92878

16008-14 Foothill Blvd. (1)	Leased	December 2009
Irwindale, California 91702

28200 Hwy 189, Suite K-100 (6)
Lake Arrowhead, California 92352	Leased	July 2013
___________________

(1)   Full-service banking center of the Bank.
(2)   This location also serves as the Company’s corporate headquarters.
(3)   This location serves as the Bank’s SBA lending office.
(4)   This location serves as a loan production office.
(5)   This location serves as the Bank’s warehouse facility.
(6)   This location will replace the full-service banking center currently located in Blue Jay, California.
(7)   This location serves as an administrative office.

ITEM 3.   Legal Proceedings

In the normal course of business, the Company is subject to legal actions and complaints.  At December 31, 2003, management is not aware of any pending legal action or complaint asserted against the Company.

ITEM 4.   Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2003.

PART II

ITEM 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock has been listed on the NASDAQ National Market System under the symbol “VNBC” since November 2002. Prior to such time, the Company’s common stock was listed on the NASDAQ SmallCap Market under the same symbol. The following table summarizes the high and low closing prices at which the shares of the common stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions. The Company’s stock prices in the following table have been adjusted to reflect the Company’s 5% stock dividends that were paid in January 2003 and January 2004.

	Sales Prices of
	Common Stock

	High	Low

2003
First Quarter	$16.10	$14.08
Second Quarter	$20.95	$14.86
Third Quarter	$29.30	$19.81
Fourth Quarter	$35.71	$27.77

2002
First Quarter	$7.98	$5.49
Second Quarter	$9.12	$6.94
Third Quarter	$11.20	$7.85
Fourth Quarter	$14.74	$9.64

As of March 12, 2004, the Company had approximately 1,700 shareholders that own approximately 3,162,045 shares of common stock.

The Company initiated a cash dividend program in 2003. The Company paid a $0.02 per share cash dividend in August 2003 and a $0.03 per share cash dividend in November 2003. In addition, the Company paid $0.04 per share cash dividend in February 2004. The Company’s primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds.)

ITEM 6. Selected Financial Data

The table set forth below for the fiscal years ended December 31, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, certified public accountants (“VTD”), included in Item 8 hereof and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 2000 and 1999 are derived from audited financial statements examined by VTD which are not included herein.

(Dollars in Thousands, except per share data)	Years Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data
Interest Income	$39,537	$19,170	$11,602	$8,965	$8,995
Interest Expense	11,309	5,786	3,586	2,048	2,204

Net Interest Income	28,228	13,384	8,016	6,917	6,791
Provision for Possible Loan Losses	(3,710)	(1,430)	(773)	(256)	(166)
Other Income	5,828	3,928	2,191	1,582	1,903
Other Expenses	16,814	10,793	8,295	7,174	8,564

Income/(Loss) Before Taxes	13,532	5,089	1,139	1,069	(36)
Income Tax (Provision)/Benefit	(5,540)	(2,081)	17	(449)	11

Net Income/(Loss)	$7,992	$3,008	$1,156	$620	$(25)

Earnings/(Loss) Per Share of Common Stock (1)
Basic	$2.41	$1.26	$0.56	$0.30	($0.01)
Diluted	$2.17	$1.05	$0.50	$0.30	($0.01)
Weighted Average Number of Shares (1)
Basic	3,048,437	2,389,628	2,059,753	2,055,087	2,053,711
Diluted	3,598,965	3,016,796	2,644,552	2,056,481	2,192,449
Ratio of net charge-offs during the year to
average loans outstanding during the year	0.0%	0.0%	0.1%	0.3%	0.1%
Return (loss) on average assets	1.3%	1.1%	0.8%	0.6%	(0.0%)
Return (loss) on average equity	28.1%	22.2%	11.7%	7.0%	(0.3%)
Cash dividend declared per common share	$0.05	$-	$-	$-	$-
Stockholders’ equity to asset ratio	4.6%	5.0%	6.8%	7.9%	7.7%

Balance Sheet Data
Assets	$887,800	$385,852	$191,659	$110,753	$116,228

Deposits	$603,326	$287,533	$159,381	$99,583	$104,523

Net Loans	$589,470	$250,248	$136,128	$78,740	$84,953

Stockholders' Equity	$52,175	$19,958	$10,455	$9,295	$8,630

Ratio of allowance for possible loan losses to loans at year-end	1.3%	1.2%	1.1%	1.0%	0.9%
___________________
(1)  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares and the earnings per share were adjusted to reflect the Company’s stock dividends.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past three years, the Company has grown significantly; however, its business is subject to various risks which are discussed in “Business; Risk Factors” in Item 1 hereof. Management has implemented several strategies to manage risks such as interest rate risk and liquidity (See “Business” in Item 1 hereof).

The Company’s growth has enabled it to recognize economies of scale, which presents a better opportunity for the Company’s operations. Based on historical results and current economic forecasts, management anticipates that the Company will continue to grow in 2004. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.

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

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Item 8. Financial Statements and Supplementary Data; Note #1 – Summary of Significant Accounting Policies.

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and operating results, and which involves significant estimates and assumptions, complex analysis and management judgment. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. Changes in the evaluation of these factors may significantly impact the financial condition and operating results of the Company.

The Company has identified the policies below as critical to the Company’s business operations and the understanding of the financial condition and operating results of the Company.

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Results of Operations

Net income for the periods ending December 31, 2003, 2002 and 2001, was $8.0 million, $3.0 million and $1.2 million, respectively, representing an increase of 165.7% for the year ended 2003 compared to the year ended 2002 and an increase of 160.2% for the year ended 2002 as compared to the year ended 2001. On a per diluted share basis, net income was $2.17, $1.05 and $0.50 for the years ended December 31, 2003, 2002 and 2001, respectively. Prior period earnings per share were adjusted for the Company’s 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before its provision for possible loan losses increased by $14.8 million or 110.9% for the year ended December 31, 2003 as compared with the same period in 2002 and increased by $5.4 million or 67.0% for the year ended December 31, 2002 as compared with the same period in 2001. Non-interest income increased by $1.9 million or 48.4% for the year ended December 31, 2003 as compared with the same period in 2002 and increased by $1.7 million or 79.3% for the year ended December 31, 2002 as compared with the same period in 2001. Thus, total net revenue (defined as net interest income and non-interest income) for the year ended December 31, 2003 increased by $16.7 million or 96.7% as compared with the same period in 2002. Total net revenue for the year ended December 31, 2002 increased by $7.1 million or 69.6% as compared with the same period in 2001.

The Company’s earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The net interest margin is the net interest income divided by the average interest earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities; (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings; and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate loans.

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

Investment securities at December 31, 2003 and 2002 were $202.1 million and $87.6 million, respectively, representing an increase of $114.5 million or 130.8%. The increase in investment securities in fiscal 2003 provided an increase of $5.8 million in interest income for the year ended December 31, 2003 over the prior period ended December 31, 2002. Interest income from investment securities for the years ended December 2003, 2002 and 2001 was $8.4 million, $2.6 million and $0.9 million, respectively. The Company increased its average investment in overnight federal funds by $4.2 million for the year ended December 31, 2003 as compared with the same period ended December 31, 2002. As a result, the interest income from overnight federal funds increased by approximately $16,000 for the year ended December 31, 2003 compared with the same period in 2002. Interest income from overnight federal funds for the years ended December 31, 2003, 2002 and 2001 was approximately $0.1 million, $0.1 million and $0.6 million, respectively.

For the year ended December 31, 2003, operating results demonstrated a significant growth over the same periods in 2002 and 2001 as the volume of earning assets increased. The growth in the Company’s earning assets is funded by the growth in deposits, the increased borrowings and the issuance of preferred stock.

The catalyst for the Company’s growth in deposits continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits at December 31, 2003 totaled $603.3 million, representing an increase of $315.8 million or 109.8% as compared to December 31, 2002. In addition, FHLB advances at December 31, 2003 totaled $182.0 million, representing an increase of $137.0 million or 304.4% as compared to December 31, 2002. In the third quarter of 2003, the Company received net proceeds of $26.8 million from its Series B Preferred Stock offering and paid off the $5.0 million line of credit with a correspondent bank with a portion of the net proceeds. Furthermore, the Company issued $20.6 million of junior subordinated debentures in 2003 as part of its strategy to raise capital in support of its bank subsidiary. The majority of these funds were contributed to the Bank as working capital and used to fund earning assets.

During 2001, the prime rate decreased by 475 basis points or 50% from its level at year end 2000 to 4.75%. During 2002, the prime rate decreased an additional 50 basis points from its level at year end 2001 to 4.25%. The prime rate continued to decrease in 2003 by 25 basis points to 4.00% at December 31, 2003. Despite the decrease in market rates, the lagging factor of repricing the Bank’s time deposits, and the absolute growth in deposits, the Company’s net interest margin decreased a relatively modest 60 basis points during 2003 and 90 basis points during 2002. The net interest margin for the years ended December 31, 2003, 2002 and 2001 was 4.7%, 5.3% and 6.2%, respectively.

Total non-interest expense was $16.8 million, $10.8 million and $8.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. This represented an increase of $6.0 million or 55.8% for the year ended December 31, 2003 as compared with the same period in 2002 and an increase of $2.5 million or 30.1% for the year ended December 31, 2002 as compared with the same period in 2001. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50% of total non-interest expense for each of those years. In order to support its growth, the Company hired additional employees for business development and several experienced managers in fiscal years 2003 and 2002. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 49.4%, 62.3% and 81.3% for the years ended December 31, 2003, 2002 and 2001, respectively. The improved efficiency ratio partly reflects the Company’s recognition of economies of scale.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards, sustaining only approximately $71,000 in net charge-off or 0.02% of average loans in 2003 and approximately $74,000 in net charge-offs or 0.04% of average loans in 2002. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $3.7 million, $1.4 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The allowance for possible loan losses increased to 1.3% of gross loans at December 31, 2003 as compared to 1.2% of gross loans at December 31, 2002. At December 31, 2003, the Company had approximately $0.2 million of non-performing loans and approximately $0.1 million of other real estate owned through foreclosure. At December 31, 2002, the Company reported no non-performing loans or other real estate owned.

For the years ended December 31, 2003 and 2002, the provision for federal and state income taxes was $5.5 million and $2.1 million, respectively, representing an effective tax rate of 40.9% for both years. During 2001, the Company benefited from the release of a valuation reserve associated with a deferred income tax asset which effectively eliminated the income tax liability for the year (See Item 8. Financial Statements and Supplementary Data; Note #12 -- Income Taxes.)

Net Interest Income

Total interest income for the years ended December 31, 2003, 2002 and 2001 was $39.5 million, $19.2 million and $11.6 million, respectively, while total interest expenses was $11.3 million, $5.8 million and $3.6 million, respectively. Therefore, the net interest income was $28.2 million, $13.4 million and $8.0 million for each of the years ended December 31, 2003, 2002 and 2001, respectively, for a net interest margin of 4.7%, 5.3% and 6.2%, respectively.

Although the net interest margin decreased a modest 60 basis points for the year ended December 31, 2003, the net interest income increased $14.8 million or 110.9% to $28.2 million for the year ended December 31, 2003 compared with $13.4 million for the same period in 2002 as the volume of earning assets increased. As discussed above, during the year 2001, the prime rate decreased significantly from its level at year end 2000. The prime rate continued to decrease in 2002 and 2003. As a result, the Company experienced some compression in the net interest margin as existing loans paid off and new loans were originated at lower market rates. However, the volume of loans originated increased dramatically in 2003 as compared to 2002 therefore contributing to an increase in net interest income.

The Company is liability-sensitive in the short-run and its loan portfolio experienced a shift in composition and complexity during 2003 and 2002, which enabled it to avoid substantial net interest margin compression during the period despite the declining interest rate environment. A significant portion of the Company’s repriceable loan portfolio has reached its floor rates during the period. These loans did not continue to adjust downward as the market interest rates decreased. Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates. For the year ended December 31, 2003, loan fee income represented $4.8 million of the $31.1 million in loan income, or 15.4% of total loan-related income. For the year ended December 31, 2002, loan fee income represented $2.7 million of the $16.5 million in loan income, or 16.4% of total loan-related income. For the year ended December 31, 2001, loan fee income was $1.6 million of the $10.1 million in total loan income, or 15.8% of total loan-related income. Construction loans and commercial real estate loans generate the bulk of all loan fee income. The Company continues its emphasis in single-family coastal construction loans from its Manhattan Beach loan production office which began in 2001, concentrating on the coastal communities of Los Angeles County. In late 2002, the Company began the product line of single-family tract home construction loans serving Riverside, Los Angeles and San Bernardino counties in California. The loan fees generated from these construction loan products continue to generate greater loan yields. Construction loans generally have a duration of 12 months. As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized sooner over the life of the construction loan compared to longer term loans.

For the year ended December 31, 2003, the Company’s deposits were comprised of 17.1% of non-interest bearing deposits, 45.8% of money market, NOW, and savings deposits, and 37.1% of time certificates of deposit; while the composition of deposits for the year ended December 31, 2002 was 26%, 41% and 33%, respectively. Although interest-bearing deposits increased in 2003 compared to 2002, the Company continues to offer competitive rates and has decreased the cost of funds on its deposits. For the year ended December 31, 2003, the cost of funds of deposits was 2.3% as compared with 2.7% for the same period in 2002. Although the cost of funds of deposits decreased as interest rates on deposits decreased, interest expense on deposits increased $3.9 million for the year ended December 31, 2003 as compared with the same period in 2002 as the volume of interest-bearing deposits increased. Aggregate interest expense on deposits was $8.3 million, $4.4 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

An additional form of funding for the Bank’s growth was debt issued by the Company. In 2003, the Company issued $20.6 million in junior subordinated debentures. In December 2002, the Company issued $5.2 million in junior subordinated debentures, $5.0 million in subordinated debt and also borrowed from a correspondent bank $5.0 million on a line of credit which was entirely paid off during 2003 with a portion of the net proceeds from the Company’s Series B Preferred Stock offering. Those instruments bear variable interest rates indexed to LIBOR and are adjusted on a quarterly basis. Furthermore, FHLB advances at December 31, 2003 totaled $182.0 million, representing an increase of $137.0 million as compared to December 31, 2002. As market rates decreased, the interest rates on those variable notes have decreased. The consolidated cost of funds for the Company for the year ended December 31, 2003 was 2.2%, down from 2.9% for the year ended December 31, 2002. Such instruments contributed to an increase in interest expense of approximately $1.6 million for the year ended December 31, 2003 as compared with the same period in 2002. Interest expense on these instruments was $3.0 million, $1.4 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Overall, the Company’s net interest margin compressed modestly from 5.3% in 2002 to 4.7% in 2003 as management of the Company continues to manage its interest sensitive assets and interest sensitive liabilities by “matching” the duration of those instruments to mitigate interest rate risk. Furthermore, the net interest income increased from $13.4 million for the year ended December 31, 2002 to $28.2 million for the same period in 2003 as the volume of earnings assets, in particular, loans, have increased.

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

(Dollars in Thousands)	2003			2002

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Loans	$405,973	$31,080	7.7%	$191,598	$16,457	8.6%
Investment securities (1)	177,138	8,088	4.6	54,063	2,567	4.7
Federal funds sold	9,324	98	1.1	5,165	82	1.6
Other investments	5,995	271	4.5	1,194	64	5.4

Total interest-earning assets	598,430	39,537	6.6%	252,020	19,170	7.6%

Other assets	27,923			19,478
Less: Allowance for possible loan losses	(4,990)			(2,089)

Total average assets	$621,363			$269,409

Liabilities and Stockholders' Equity
Savings deposits (2)	$201,528	3,820	1.9%	$89,489	1,783	2.0%
Time deposits	162,996	4,461	2.7	73,394	2,631	3.6
Subordinated debt	5,000	215	4.3	208	8	3.8
Convertible debentures	-	-	-	2,150	278	12.9
Junior subordinated debentures	20,634	955	4.6	12,417	702	5.7
Short term borrowings	122,570	1,858	1.5	20,776	384	1.8

Total interest-bearing liabilities	512,728	11,309	2.2%	198,434	5,786	2.9%

Demand deposits	75,370			55,936
Other liabilities	4,784			1,486

Total average liabilities	592,882			255,856
Stockholders' equity	28,481			13,553

Total liabilities and stockholders’ equity	$621,363			$269,409

Net interest spread (3)			4.4%			4.7%

Net interest income and net interest margin (4)		$28,228	4.7%		$13,384	5.3%

(Footnotes on the following page)

(Dollars in Thousands)	2001

	Average		Average
	Balance	Interest	Yield

Assets
Loans	$98,872	$10,069	10.2%
Investment securities (1)	17,146	925	5.4
Federal funds sold	13,790	592	4.3
Other investments	292	16	5.5

Total interest-earning assets	130,100	11,602	8.9%

Other Assets	16,819
Less: Allowance for possible loan losses	(999)

Total average assets	$145,920

Liabilities and stockholders' equity
Savings deposits (2)	$41,504	732	1.8%
Time deposits	48,229	2,554	5.3
Subordinated debt	-	-	-
Convertible debentures	2,281	269	11.8
Junior subordinated debentures	333	26	7.8
Short term borrowings	228	5	2.2

Total interest-bearing liabilities	92,575	3,586	3.9%

Demand deposits	41,020
Other liabilities	2,419

Total average liabilities	136,014
Stockholders' equity	9,906

Total average liabilities and stockholders’ equity	$145,920

Net interest spread (3)			5.0%

Net interest income and net interest margin (4)		$8,016	6.2%

____________________

(1)   The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(2)   Includes savings, NOW, Super NOW, and money market deposit accounts.

(3)   Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(4)   Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The changes due to volume and rate have been allocated in proportion to the relationship between their absolute dollar amounts.

(Dollars in Thousands)	2003-2002			2002-2001

	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease) in:
Interest income:
Loans	$18,807	$(4,184)	$14,623	$9,563	$(3,175)	$6,388
Investment securities	5,374	153	5,527	1,986	(344)	1,642
Other investments	263	(62)	201	53	(5)	48
Federal funds sold	66	(50)	16	(371)	(139)	(510)

	24,510	(4,143)	20,367	11,231	(3,663)	7,568

Increase (Decrease) in:
Interest expense:
Savings deposits (1)	2,987	(950)	2,037	894	157	1,051
Time deposits	3,210	(1,380)	1,830	1,334	(1,257)	77
Borrowings	1,983	(510)	1,473	452	(94)	358
Convertible debentures, subordinated debt and junior subordinated debt	652	(469)	183	1,365	(651)	714

	8,832	(3,309)	5,523	4,045	(1,845)	2,200

Increase (Decrease) in Net interest income	$15,678	$(834)	$14,844	$7,186	$(1,818)	$5,368

_____________

(1)   Includes savings, NOW, Super NOW, and money market deposit accounts.

Provision for Possible Loan Losses

For the years ended December 31, 2003, 2002 and 2001, the provision for loan losses was $3.7 million, $1.4 million and $0.8 million, respectively. The provision for loan losses was increased to support the increasing loan balances for each of those years.

The Company’s allowance for possible loan losses was $7.5 million or 1.3% of gross loans at December 31, 2003 as compared to $3.0 million or 1.2% of gross loans at December 31, 2002. The provision for possible loan losses was increased to support the increasing loan balances for each of the periods as well as to reflect the inherent risk of construction and commercial loans. Additions to the reserve are effected through the provision for possible loan losses.

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

Non-Interest Income

Non-interest income for the years ended December 31, 2003, 2002 and 2001, was $5.8 million, $3.9 million and $2.2 million, respectively, for an increase of $1.9 million or 48.4% for the year ended December 31, 2003 as compared with the same period in 2002 and an increase of $1.7 million or 79.3% for the year ended December 31, 2002 as compared with the same period in 2001.

In the fourth quarter 2002, the Company began its SBA lending department. The guaranteed portion of the SBA loans originated is eventually sold. Those SBA loans sold, combined with other loans held for sale and sold during the year, generated gains amounting to $2.1 million in 2003 as compared to $0.6 million in 2002 and $0.3 million in 2001.

For the year ended December 31, 2003, gain from the sale of investment securities amounted to $2.1 million as compared to $1.3 million for the year ended December 31, 2002 and $6,000 for the year ended December 31, 2001. The gain was a result of management’s ability to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable; therefore, the Company realized gains upon sale from its available-for-sale investment portfolio.

During 2002, the Company received $0.5 million in litigation recovery from its former insurance couriers. This stems from a reimbursement of legal fees advanced by the Bank over a period of several years in the early to mid 1990’s. This amount is included in “other income” on the Company’s Consolidated Statement of Income.

Non-Interest Expenses

The Company’s non-interest expense for the years ended December 31, 2003, 2002 and 2001 was $16.8 million, $10.8 million and $8.3 million, respectively. The increase for the year ended December 31, 2003 was $6.0 million or 55.8% as compared with the same period in 2002 and the increase for the year ended December 31, 2002 was $2.5 million or 30.1% as compared with the same period in 2001. Non-interest expense, consist primarily of (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expense; and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited, from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2003 and 2002, while providing the infrastructure needed to support its longer-term growth. These changes have increased the Company’s compensation expense by $3.8 million or 73.1% to $8.9 million for the year ended December 31, 2003 as compared to the same period in 2002 and by $0.8 million or 18.3% to $5.1 million for the year ended December 31, 2002 as compared to $4.3 million for the same period in 2001.

Occupancy expense amounted to $1.5 million, $0.9 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. This represents an increase of $0.6 million or 68.0% for the year ended December 31, 2003 as compared with the same period in 2002 and an increase of $0.2 million or 28.7% for the year ended December 31, 2002 as compared with the same period in 2001. The increases in occupancy expense are primarily due to the Company’s expansion. In 2003, the Bank opened a banking center in Corona, California and converted its loan production office in Manhattan Beach, California into a full-service banking center. In addition, the Bank opened a loan production office in Irvine, California in 2003 and acquired a banking center in Irwindale, California from the Southland Bank acquisition. In 2002, the loan production office in Manhattan Beach was expanded to accommodate additional staff as the single family coastal construction loan production increased. In addition, the Company began its SBA lending department in the fourth quarter of 2002. As a result, the Company entered into new office leases in San Diego and Beverly Hills for the production of SBA loans. The Beverly Hills office lease was terminated in 2003 and replaced by a new lease for a different location signed by the Company in early 2004.

With the Company’s expansion in its banking network, expense related to furniture and fixtures also increased over the years. Expense related to furniture and fixtures was $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001. This represents an increase of $0.4 million or 52.4% for the year ended December 31, 2003 as compared with the same period in 2002 and an increase of $0.2 million or 28.9% for the year ended December 31, 2002 as compared with the same period in 2001.

Other expenses were $5.3 million, $4.0 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Other expenses increased $1.3 million or 31.6% for the year ended December 31, 2003 as compared with the same period in 2002 and increased $1.3 million or 49.8% for the year ended December 31, 2002 as compared with the same period in 2001. The increases in other expenses in both 2003 and 2002 are due primarily to the Company’s implementation of its strategy to grow its business. All categories of non-interest expense have increased, including professional services, insurance, telephone and other overhead as the number of employees has increased and the volume of loans and deposits production has increased. In particular, the Company’s marketing expense increased significantly from $0.7 million for the year ended December 31, 2002 to $1.3 million for the same period in 2003 as the Company increased its effort in advertising and promotional campaigns in its communities.

Income Tax

The Company’s provision for federal and state taxes for the years ended December 31, 2003 and 2002 was $5.5 million and $2.1 million, respectively, representing an effective tax rate of 40.9% for both periods. In 2001, the Company had a tax benefit of $17,000 as a result of the relief of the valuation allowance against deferred tax assets discussed in the following paragraph.

A valuation allowance of $475,000 was established in 1994 against the deferred tax asset as a result of significant losses of approximately $1.5 million incurred in 1994. This valuation allowance was attributable to the uncertainty of realizing the tax benefits associated with operating losses generated for income tax purposes. The $0.5 million in the income tax valuation allowance was released in 2001. After reviewing the operating results, and the significant increases in the loan and deposit portfolios, management of the Company determined that it was appropriate to fully release the valuation allowance in 2001 as it had become “more likely than not” that the Company’s performance could be sustained to the level that full recognition would be warranted.

Financial Condition

Assets

At December 31, 2003, total assets were $887.8 million as compared with $385.9 million at December 31, 2002. Total assets at December 31, 2003 were comprised primarily of $597.0 million in loans, net of unearned income, and $202.1 million in investment securities. This is an increase of $343.8 million or 135.7% in loans, net of unearned income and deferred fees, and an increase of $114.5 million or 130.8% in investment securities from December 31, 2002.

During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services. In 2001, the Bank began originating high-end single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where it believes it has significant market share. In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. As a result of the Company’s strategic expansion, the Company’s loan portfolio has increased significantly.

The increase in investment securities is part of management’s strategy of augmenting earning assets to generate greater yields. Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in federal funds into higher yielding mortgage-backed securities with shorter duration and higher cash flow components. The Company increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above.

Liabilities

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. At December 31, 2003, the Bank increased its deposits by $318.0 million or 107.8% as compared to December 31, 2002. The increase was primarily due to an increase of $140.0 million or 143.7% in money market accounts and an increase of $133.9 million or 139.4% in time deposits (“TCD’s”) over the prior year.

The Bank’s main focus is to increase its core deposit base through relationships. In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Bank’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 109.8% for the year ended December 31, 2003 and 80.4% for the year ended December 31, 2002 as compared to prior periods. Consolidated total deposits amounted to $603.3 million at December 31, 2003 and $287.5 million at December 31, 2002. Non-interest bearing demand deposits amounted to $94.2 million at December 31, 2003 and $61.9 million at December 31, 2002.

At December 31, 2003, the Bank had 8,960 demand deposit accounts with an aggregate balance of $103.9 million with an average balance of approximately $11,500. In addition, the Bank’s NOW and money market accounts represented 2,708 accounts with an aggregate balance of $263.6 million with an average balance of approximately $97,300. Savings deposits represented 3,809 accounts with an aggregate balance of $15.5 million with an average balance of approximately $4,000. TCD’s increased to 4,093 accounts with an aggregate balance of $230.0 million with an average balance of approximately $56,100 at December 31, 2003. Included in the $230.0 million of TCD’s are TCD’s with an account balance of $100,000 or more equaling $116.7 million at December 31, 2003.

At December 31, 2002, the Bank had 6,257 demand deposit accounts with an aggregate balance of $69.5 million and an average balance of approximately $11,012. In addition, the Bank’s NOW and money market accounts represented 3,670 accounts with an aggregate balance of $116.8 million and an average balance of approximately $31,794. Savings deposits remained relatively steady with 3,680 accounts with an aggregate balance of $12.7 million and an average balance of approximately $3,463. TCD’s increased to 2,284 accounts with a balance of $96.1 million with an average balance of approximately $42,131 at December 31, 2002. Included in the $96.1 million of TCD’s are TCD’s with an account balance of $100,000 or more equaling $47.6 million at December 31, 2002.

FHLB advances were $182.0 million and $45.0 million at December 31, 2003 and 2002, respectively. The increase in FHLB advances was part of the strategic plan in supporting the funding needs of the Bank’s earning assets.

In December 2002, the Company obtained a $5.0 million line of credit from a correspondent bank. The funds were drawn and held at the Company as working capital. The line of credit was paid off in full in September 2003 with a portion of the proceeds raised in the Company’s offering of its Series B Preferred Stock.

The Company issued $10.3 million and $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures in September 2003 and December 2003, respectively. After these two issuances, the Company’s obligated preferred securities of trust holding floating rate junior subordinated deferrable interest debentures increased from $17.5 million at December 31, 2002 to $38.1 million at December 31, 2003. Additionally, the Company had $5.0 million of subordinated debentures outstanding at both December 31, 2003 and 2002. Most of the proceeds from these issuances were downstreamed to the Bank as working capital to support the Bank’s growth.

Stockholders’ Equity

At December 31, 2003 and 2002, stockholders’ equity was $52.2 million and $20.0 million, respectively. The increase in stockholders’ equity was due primarily to $8.0 million of net income for the year ended December 31, 2003 and the Company’s Series B Preferred Stock offering, resulting in $26.5 million of proceeds, net of issuance costs.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit and borrowing ratio was 75% at December 31, 2003 and 2002. The Bank’s policy is to strive for a loan to deposit ratio between 70% and 90%.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 10.3% of total consolidated assets at December 31, 2003. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has unsecured borrowing lines with five correspondent banks totaling $42.0 million as well as an advance line with the FHLB allowing the bank to borrow up to 40% of the Bank’s total assets as of December 31, 2003. This advance line is collateralized by investment securities and/or eligible loans.

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

The table below sets forth the Company’s known contractual obligations at December 31, 2003:

(Dollars in Thousands)	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Time Deposits	$229,990	$212,129	$17,689	$172	$-
Long-Term Debt Obligations	225,147	167,000	15,000	-	43,147
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	9,780	1,196	2,233	1,650	4,701
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	-	-	-	-	-

Total	$464,917	$380,325	$34,922	$1,822	$47,848

Capital Resources

Neither the Company nor the Bank has any significant commitments for capital expenditures. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial condition or operating results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

The Bank will be categorized as well-capitalized based upon its year-end ratios. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s and the Company’s actual capital amounts and ratios.

(Dollars in Thousands)			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.85%	$53,911	8.00%	$67,411	10.00%
Consolidated	$105,439	15.57%	$54,189	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.73%	$26,974	4.00%	$40,424	6.00%
Consolidated	$73,007	10.78%	$27,107	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.34%	$33,174	4.00%	$41,474	5.00%
Consolidated	$73,007	8.77%	$33,307	4.00%	N/A	N/A

As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	14.95%	$22,364	8.00%	$27,955	10.00%
Consolidated	$44,838	15.98%	$22,454	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$38,786	13.87%	$11,182	4.00%	$16,773	6.00%
Consolidated	$26,452	9.42%	$11,227	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$38,786	11.62%	$13,353	4.00%	$16,691	5.00%
Consolidated	$26,452	7.89%	$13,412	4.00%	N/A	N/A

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2003 and 2002, the amounts of the Company’s undisbursed loan funds were $361.4 million and $97.2 million, respectively, and obligations under standby and commercial letters of credit were $0.7 million and $0.4 million, respectively (See Item 8. Financial Statements and Supplementary Data; Note #13 – Commitments and Contingencies).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Business; Risk Factors” and “Business; Asset Liability Management” in Item 1 hereof.

ITEM 8.Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP

Independent Auditors' Report

Board of Directors and Stockholders
Vineyard National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 2003 and 2002, the results of their operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Company LLP
Rancho Cucamonga, California
February 12, 2004

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	December 31,

	2003	2002

	(Dollars in Thousands)
Cash and due from banks	$18,842	$17,533
Federal funds sold	39,400	15,829

Total Cash and Cash Equivalent	58,242	33,362

Investment securities, available-for-sale	202,068	87,553
Loans, net of unearned income	597,007	251,139
Loans held for sale	-	2,112
Less: Allowance for possible loan losses	(7,537)	(3,003)

	589,470	250,248
Bank premises and equipment, net	9,435	5,600
Accrued interest	3,107	1,487
Federal Home Loan Bank and other stock, at cost	9,195	2,270
Deferred income tax asset	8,471	2,328
Other assets	7,812	3,004

TOTAL ASSETS	$887,800	$385,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$94,162	$61,927
Interest-bearing	509,164	225,606

Total Deposits	603,326	287,533

Federal Home Loan Bank advances	182,000	45,000
Other borrowings	-	5,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	38,147	17,527
Accrued interest and other liabilities	7,152	5,834

TOTAL LIABILITIES	835,625	365,894

COMMITMENTS AND CONTINGENCIES (Note #6 and #13)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares;
Series A - no par value, issued and outstanding 50 shares in 2003 and 2002	2,450	2,450
Series B - no par value, issued and outstanding 1,150,000
and 0 shares in 2003 and 2002, respectively	26,549	-
Common stock - no par value, authorized 15,000,000 shares;
issued and outstanding 3,145,715 and 2,849,680 shares
in 2003 and 2002, respectively	9,739	6,052
Additional paid-in surplus	3,307	3,307
Stock dividends to be distributed	4,981	2,026
Retained earnings	8,237	6,014
Accumulated other comprehensive (loss)/income	(3,088)	109

TOTAL STOCKHOLDERS' EQUITY	52,175	19,958

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$887,800	$385,852

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

	(dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,080	$16,457	$10,069
Interest on investment securities - taxable	8,354	2,631	935
Interest on federal funds sold	98	82	592
Interest on deposits in other financial institutions	5	-	6

TOTAL INTEREST INCOME	39,537	19,170	11,602

Interest Expense
Interest on savings deposits	76	113	182
Interest on NOW and money market deposits	3,744	1,670	550
Interest on time deposits in denominations of $100,000 or more	2,282	1,352	998
Interest on other time deposits	2,179	1,279	1,556
Interest on Federal funds purchased and other borrowings	3,028	1,372	300

TOTAL INTEREST EXPENSE	11,309	5,786	3,586

NET INTEREST INCOME	28,228	13,384	8,016

Provision for Possible Loan Losses	(3,710)	(1,430)	(773)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	24,518	11,954	7,243

Other Income
Fees and service charges	1,484	1,473	1,581
Gain on sale of SBA loans and broker fee income	1,988	384	-
Gain on sale of mortgage loans	129	195	338
Net gain on sale of investment securities	2,137	1,285	6
Other income	90	591	266

TOTAL OTHER INCOME	5,828	3,928	2,191

Other Expenses
Salaries and employee benefits	8,872	5,125	4,331
Occupancy expense of premises	1,475	878	682
Furniture and equipment expense	1,189	780	605
Other expenses	5,278	4,010	2,677

TOTAL OTHER EXPENSES	16,814	10,793	8,295

INCOME BEFORE INCOME TAXES	13,532	5,089	1,139
INCOME TAX EXPENSE/(BENEFIT)	5,540	2,081	(17)

NET INCOME	$7,992	$3,008	$1,156

EARNINGS PER SHARE
BASIC	$2.41	$1.26	$0.56

DILUTED	$2.17	$1.05	$0.50

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	(Loss) Income	Total

(Dollars in Thousands)
Balance, December 31. 2000	$-	1,864,826	$2,113	$3,307	$-		$3,876	$-	$9,296
Stock Options Exercised		11,300	38						38
Comprehensive income
Net Income						$1,156	1,156		1,156
Unrealized security holding losses (net of $28 tax benefit)						(38)		(38)	(38)
Less reclassification adjustment for realized gains (net of $2 tax provision)						3		3	3

Total comprehensive income						$1,121

Balance December 31, 2001	-	1,876,126	2,151	3,307	-		5,032	(35)	10,455
Issuance of preferred stock	2,450								2,450
Stock Options Exercised		92,400	350						350
Conversion of convertible debentures		787,500	3,551						3,551
Stock dividend to be distributed		93,654			2,026		(2,026)		-
Comprehensive income
Net Income						$3,008	3,008		3,008
Unrealized security holding gains
(net of $644 tax provision)						889		889	889
Less reclassification adjustment for
realized gains (net of $539 tax provision)						(745)		(745)	(745)

Total comprehensive income						$3,152

Balance December 31, 2002	2,450	2,849,680	6,052	3,307	2,026		6,014	109	19,958
Issuance of common stock		166,212	3,200						3,200
Issuance of preferred stock	26,549								26,549
Stock options exercised		68,250	317						317
Warrants exercised		2,100	30						30
Purchase of treasury stock		(89,902)	(1,884)						(1,884)
Stock dividends distributed			2,024		(2,024)				-
Cash paid for fractional shares for stock dividend distribution					(2)				(2)
Cash paid for fractional shares in relations to the SBB purchase							(2)		(2)
Stock dividend to be distributed		149,375			4,981		(4,981)		-
Cash dividends paid on common stock							(149)		(149)
Cash dividends paid on preferred stock							(637)		(637)
Comprehensive income
Net Income						$7,992	7,992		7,992
Unrealized security holding losses (net of $1,345 tax benefit)						(1,936)		(1,936)	(1,936)
Less reclassification adjustment for realized gains (net of $876 tax provision)						(1,261)		(1,261)	(1,261)

Total comprehensive income						$4,795

Balance, December 31, 2003	$28,999	3,145,715	$9,739	$3,307	$4,981		$8,237	$(3,088)	$52,175

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

	(dollars in thousands)
Cash Flows from Operating Activities
Net Income	$7,992	$3,008	$1,156

Adjustments to Reconcile Net Income to Net
Cash Provided By / (Used In) Operating Activities
Depreciation	956	668	534
Investment securities accretion/amortization	576	515	141
Amortization of intangible assets	4	-	-
Federal Home Loan Bank dividends	(186)	(43)	-
Provision for loan and lease losses	3,710	1,430	773
Loss on disposal of equipment	27	1	42
(Decrease) / increase in taxes payable	(1,542)	2,732	(486)
Increase in deferred taxes	(2,779)	(1,529)	(475)
Increase in other assets	(4,170)	(224)	(1,932)
Decrease in cash surrender value of life insurance policies	40	46	-
Decrease / (increase) in loans held for sale	2,112	2,359	(4,236)
Increase / (decrease) in unearned loan fees	1,799	235	(95)
Increase in interest receivable	(1,548)	(586)	(331)
Increase / (decrease) in interest payable	790	(5)	674
Increase in accrued expense and other liabilities	1,766	407	259
Gain on sale of investment securities, net	(2,137)	(1,285)	(6)

Total Adjustments	(582)	4,721	(5,138)

Net Cash Provided By / (Used In)
Operating Activities	7,410	7,729	(3,982)

Cash Flows From Investing Activities
Proceeds from maturities of investment securities,
available-for-sale	20,000	21,500	25,035
Proceeds from sales of investment securities,
available-for-sale	232,231	137,421	7
Purchase of investment securities available-for-sale	(2,000)	(36,007)	(27,997)
Purchase of mortgage-backed securities available-for-sale	(394,497)	(188,466)	(24,569)
Proceeds from principal reductions and maturities
of mortgage-backed securities available-for-sale	25,890	9,567	2,307
Net decrease in deposits in other
financial institutions	-	-	198
Purchase of Federal Home Loan Bank stock, net	(6,739)	(2,050)	(177)
Proceeds from sale of Federal Reserve Bank stock	-	-	177
Net cash provided from acquisition	12,766	-	-
Recoveries on loans previously written off	72	166	22
Net loans made to customers and principal
collections of loans	(327,290)	(118,310)	(53,853)
Purchase of life insurance policies	(231)	(124)	(256)
Proceeds from disposal of life insurance policies	-	-	2,528
Capital expenditures	(4,271)	(883)	(481)
Proceeds from sale of property, plant and equipment	-	2	-

Net Cash Used in
Investing Activities	(444,069)	(177,184)	(77,059)

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, Continued

	2003	2002	2001

	(dollars in thousands)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	158,863	94,271	24,534
Net increase in certificates of deposits	125,834	33,881	35,264
Proceeds from issuance of preferred stock	26,549	2,450	-
Proceeds from issuance of junior subordinated debentures	20,620	5,155	12,372
Proceeds from issuance of convertible debentures	-	-	3,750
Proceeds from issuance of subordinated debt	-	5,000	-
(Decrease) / increase in other borrowings	(5,000)	5,000	-
Stock repurchased	(1,884)	-	-
Net change in Federal Home Loan Bank advances	137,000	42,000	3,000
Proceeds from exercise of warrants	30	-	-
Cash paid in lieu of fractional shares	(4)	-	-
Cash dividends paid	(786)	-	-
Proceeds from exercise of stock options	317	350	38

Net Cash Provided By
Financing Activities	461,539	188,107	78,958

Net Increase / (Decrease) in Cash and Cash Equivalents	24,880	18,652	(2,083)

Cash and Cash Equivalents, Beginning of Year	33,362	14,710	16,793

Cash and Cash Equivalents, End of Year	$58,242	$33,362	$14,710

Supplementary Information
Change in valuation allowance
for investment securities	$(5,422)	$144	$(35)

Conversion of convertible debentures	$-	$3,551	$-

Income taxes paid	$9,716	$876	$944

Interest paid	$10,519	$5,770	$2,912

Transfer of loans to other real estate owned	$111	$-	$-

The accompanying notes are an integral part of these financial statements.

Note #1 - Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp and Subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Vineyard National Bank (the “Bank”). Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company has been organized as a single reporting segment and operates nine banking centers within San Bernardino and Los Angeles Counties. The Company provides a variety of financial services to individuals and small-to-medium sized businesses and offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III and Vineyard Statutory Trust IV, using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statement of income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2003.

The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts as of December 31, 2003.

Note #1 - Summary of Significant Accounting Policies, Continued

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

To calculate the gain (loss) on sale of loans, the Bank's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Loans Held for Sale

Mortgage loans held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate market. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales are recognized at the time of sale and are determined by the

Note #1 - Summary of Significant Accounting Policies, Continued

Loans Held for Sale, Continued

difference between the net proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in non-interest income.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2003, 2002, and 2001, was approximately $956,000, $668,000, and $534,000, respectively.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations. At December 31, 2003, 2002 and 2001, other real estate owned, which was included in “other assets” on the Company’s Consolidated Balance Sheet, was approximately $0.1 million, $0 and $0, respectively.

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

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Earnings Per Share (“EPS”)

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting

Note #1 - Summary of Significant Accounting Policies, Continued

Stock-Based Compensation, Continued

Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Bank’s stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and EPS would have been reduced to the pro forma amount indicated below:

(Dollars in Thousands, except per share amounts)	2003	2002	2001

Net income:
As reported	$7,992	$3,008	$1,156
Less: Cash dividends on preferred stock	(637)	-	-
Stock-based compensation using the intrinsic value method	-	-	-
Stock-based compensation that would have been reported using the fair value method of SFAS No. 123	(189)	(301)	(81)

Pro forma net income - Used in basic EPS	7,166	2,707	1,075
Add: Cash dividends on convertible preferred stock	456	-	-
Interest expense on convertible debentures	-	147	156
Pro forma net income - Used in diluted EPS	$7,622	$2,854	$1,231

Basic earnings per share:
As reported	$2.41	$1.26	$0.56
Pro forma	$2.35	$1.13	$0.52

Diluted earnings per share:
As reported	$2.17	$1.05	$0.50
Pro forma	$2.12	$0.95	$0.47

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to 2003 classifications.

Current Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

Note #1 - Summary of Significant Accounting Policies, Continued

Current Accounting Pronouncements, Continued

effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") and in December 2003 FASB issued a revision ("FIN 46R"). FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. The Company has deconsolidated its trust preferred securities as of December 31, 2003 and restated prior periods presented, which did not have a material impact on the financial condition or operating results of the Company.

Note #2 - Investment Securities

At December 31, 2003 and 2002, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Agency securities	$10,359	$-	$(454)	$9,905
Mortgage backed securities	194,943	287	(5,067)	190,163
Mutual Funds	2,000	-	-	2,000

Total	$207,302	$287	$(5,521)	$202,068

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage backed securities	$87,364	$189	$-	$87,553

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Securities
	Available-for-Sale

	Amortized
Due After 10 Years	Cost	Fair Value

U.S. agency securities	$10,359	$9,905
Mortgage-backed securities	194,943	190,163
Mutual funds	2,000	2,000

	$207,302	$202,068

Note #2 - Investment Securities, Continued

Proceeds from sales of investment securities available-for-sale during 2003 were $232.2 million. Gross gains on those sales were $2.1 million. Included in stockholders’ equity at December 31, 2003 is $3.1 million of net unrealized losses (net of $2.2 million estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2002 were $137.4 million. Gross gains on those sales were $1.3 million. Included in stockholders’ equity at December 31, 2002 is approximately $109,000 of net unrealized gains (net of approximately $80,000 estimated tax provision) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2001 were approximately $7,000. Gross gains on those sales were approximately $6,000. Included in stockholders’ equity at December 31, 2001 is approximately $35,000 of net unrealized losses (net of approximately $25,000 estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value and fair value of $200.1 million and $87.6 million at December 31, 2003 and 2002, respectively, were pledged to secure public monies as required by law and Federal Home Loan Bank (“FHLB”) advances.

The Company had no investments that have been in a continuous unrealized loss position for more than twelve months as of December 31, 2003.

Note #3 - Loans

Almost all of the Bank's loans, commitments, and commercial and standby letters of credit are granted to customers in the Company's market area, which includes San Bernardino, Los Angeles and Orange counties in California. These loans are collateralized in accordance with the Company’s policy. The concentrations of credit by type of loan are outlined as follows:

(Dollars in Thousands)	As of December 31,

	2003	2002

Commercial, financial and agricultural	$26,827	$19,232
Real estate construction:
Single-family coastal	212,727	89,547
Single-family tract	104,511	14,171
Commercial	20,947	6,494
Real estate mortgage:
Commercial	153,632	93,122
Residential	75,872	23,480
Installment loans to individuals	4,887	5,659
All other loans (including overdrafts)	29	60

	599,432	251,765
Unearned income on installment loans	(5)	(31)
Deferred loan fees	(2,420)	(595)

Loans, Net of Unearned Income	$597,007	$251,139

Loans held for sale	$-	$2,112

The Bank had approximately $67.5 million and $40.7 million in loans pledged to secure FHLB borrowings at December 31, 2003 and 2002, respectively.

Note #3 - Loans, Continued

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of December 31,

	2003	2002	2001

Impaired loans with a valuation allowance	$-	$-	$-
Impaired loans without a valuation allowance	173	-	-
Total impaired loans	$173	$-	$-

Valuation allowance related to impaired loans	$-	$-	$-

(Dollars in Thousands)	Years Ended December 31,

	2003	2002	2001

Average recorded investment in impaired loans	$97	$22	$13
Cash receipts applied to reduce principal balance	-	-	-
Interest income recognized for cash payments	-	-	-

No additional funds were committed to be advanced in connection with impaired loans.

All of the loans identified in the tables above were non-accrual loans at year end and none had any related allocated allowance. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $11,000, $0 and $0, for the years ended 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, the Company had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2003 and 2002, no loans were classified as troubled debt restructurings.

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The Bank also originates Small Business Administration (“SBA”) Loans for sale to governmental agencies and institutional investors. At December 31, 2003 and 2002, the unpaid principal balance of SBA Loans serviced for others totaled $12.9 million and $3.2 million, respectively.

The balance of capitalized servicing rights included in “other assets” on the Company’s Consolidated Balance Sheet at December 31, 2003 and 2002, was approximately $831,000 and $192,000, respectively. The fair values of these rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized:

(Dollars in Thousands)	Years Ended December 31,

	2003	2002	2001

Servicing rights capitalized	$721	$193	$-
Servicing rights amortized	82	1	-
Valuation allowances	-	-	-

Note #4 - Allowance for Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows:

(Dollars in Thousands)	2003	2002	2001

Balance, Beginning of year	$3,003	$1,450	$784
Credit from purchase of loan portfolio	-	197	-
Credit from acquisition of Southland Business Bank	895	-	-
Recoveries on loans previously charged off	72	167	22
Loans charged off	(143)	(241)	(129)
Provision charged to operating expense	3,710	1,430	773

Balance, End of year	$7,537	$3,003	$1,450

Note #5 – Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies. The outstanding loans to Directors and Officers at December 31, 2003 and 2002, amounted to approximately $0.5 million and $1.0 million, respectively. Not included in the balances outstanding at December 31, 2003 and 2002, were undisbursed commitments to lend of approximately $0.4 million and $0.4 million, respectively. There were no non-accruing loans to Directors and Officers and loans classified by the Company's regulatory agency or by the Company in 2003 and 2002.

Deposits from related parties held by the Bank at December 31, 2003 and 2002 amounted to approximately $2.7 million and $563,000, respectively.

Note #6 - Premises and Equipment

Major classifications of the Company’s premises and equipment are summarized as follows:

(Dollars in Thousands)	As of December 31,

	2003	2002

Building	$3,642	$3,642
Furniture and equipment	6,834	3,835
Leasehold improvements	2,994	1,484
Bank owned autos	754	336

	14,224	9,297
Less: Accumulated depreciation and amortization	(6,074)	(4,982)
Land	1,285	1,285

Total	$9,435	$5,600

Note #6 - Premises and Equipment, Continued

The Company is obligated under leases for equipment and property. The original terms of the leases range from two to fifteen years. Property leases contain options to extend for periods from one year to twenty years. Options to extend which have been exercised and the related lease costs are included below. The following is a schedule of future minimum lease payments based upon obligations at December 31, 2003:

(Dollars in Thousands)

Years Ending December 31,

2004	$1,196
2005	1,132
2006	1,101
2007	904
2008	746
Thereafter	4,701

Total	$9,780

Total property and equipment expenditures charged to leases for the years ended December 31, 2003, 2002 and 2001, were approximately $797,000, $288,000 and $144,000, respectively.

Note #7 - Time Deposit Liabilities

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2003 and 2002 was $116.7 million and $47.6 million, respectively. At December 31, 2003, the scheduled maturities of total time certificates of deposit are as follows:

(Dollars in Thousands)
Maturity

2004	$212,129
2005	14,105
2006	3,584
2007	172

$229,990

Note #8 - Borrowings

The Bank has unsecured borrowing lines with five correspondent banks totaling $42.0 million and another line at the FHLB totaling $353.9 million as of December 31, 2003, representing 40% of total assets of the Bank.

FHLB Advances

Pursuant to collateral agreements with FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of December 31, 2003:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount

2004	1.25%	$167,000
2005	1.98%	15,000
	1.31%	$182,000

Subordinated Debentures

During 2002, the Company issued $5.0 million in subordinated debt. The debt bears a floating rate of interest of 3.05% over the three month LIBOR. The initial rate is set at 4.45%. The subordinated debt has a fifteen-

Note #8 - Borrowings, Continued

Subordinated Debentures, Continued

year maturity, with quarterly interest payments. The outstanding balance of this subordinated debt is $5.0 million and $5.0 million at December 31, 2003 and 2002, respectively.

Other Borrowings

During 2002, the Company obtained a loan from The Independent Bankers Bank in the amount of $5.0 million. The loan bore interest at a floating rate and was scheduled to mature on January 4, 2004. Interest was due quarterly. The loan was secured by the Bank’s stock. During 2003, the Company paid off this loan with a portion of the proceeds raised in the Company’s offering of its Series B Preferred Stock. The outstanding balance of this loan is $0 and $5.0 million at December 31, 2003 and 2002, respectively.

Note #9 – Junior Subordinated Debentures

On December 18, 2001, the Company issued $12,372,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Vineyard Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on December 18, 2031. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.6% for an effective rate of 4.74% as of December 31, 2003. The debt securities can be called at any time commencing on December 18, 2006, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $372,000 in Vineyard Statutory Trust I. The balance of the equity of Vineyard Statutory Trust I is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheet.

On December 19, 2002, the Company issued $5,155,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Vineyard Statutory Trust II, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on December 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.35% for an effective rate of 4.50% as of December 31, 2003. The debt securities can be called at any time commencing on December 26, 2007, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $155,000 in Vineyard Statutory Trust II. The balance of the equity of Vineyard Statutory Trust II is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheet.

On September 25, 2003, the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Vineyard Statutory Trust III, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 8, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.05% for an effective rate of 4.19% as of December 31, 2003. The debt securities can be called at any time commencing on October 8, 2008, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $310,000 in Vineyard Statutory Trust III. The balance of the equity of Vineyard Statutory Trust III is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheet.

On December 22, 2003, the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Vineyard Statutory Trust IV, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on January 23, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.85% for an effective rate of 4.02% as of December 31, 2003. The debt securities can be called at any time commencing on January 23, 2009, at par. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $310,000 in Vineyard Statutory Trust IV. The balance of the equity of Vineyard Statutory Trust IV is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheet.

Note #9 – Junior Subordinated Debentures, Continued

Under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN No. 46), the Company is not allowed to consolidate these four statutory trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Company has excluded the trusts from its consolidated financial statements. The Federal Reserve Board (the “FRB”) had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The FRB is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

Note #10 - Convertible Debentures

On April 30, 2001, the Company issued $3.8 million in 10% convertible debentures. The debentures are convertible into shares of the Company's common stock at any time before maturity or redemption, at a conversion price of $5.00 per share. The debentures may be redeemed at the Company's option, in whole or in part at any time after July 1, 2003. Unless redeemed or converted, the debentures were due June 30, 2008. Interest on the debentures was due quarterly at an annual rate of 10%. During 2002, the Company offered the holders of the convertible debentures an incentive to convert. This incentive totaled approximately $274,000 and is included in “other expenses” on the Company’s Consolidated Statement of Income. All convertible debentures were converted in 2002. Total interest expense recorded for the years ended December 31, 2002 and 2001 was $0.3 million and $0.3 million, respectively.

Note #11 - Acquisitions

During December 2001, the Bank acquired certain assets and liabilities of one branch of Pacific Business Bank. Total assets acquired were $8.9 million, which consisted of $18,000 in leasehold improvements and other fixed assets, $35,000 in other assets and $8.9 million in cash. In addition, the Bank also assumed $8.9 million of deposits. No premium was paid in connection with the purchase.

On July 4, 2003, the Bank acquired Southland Business Bank, a California-chartered commercial bank (“Southland Bank”) located in Irwindale, California. The shareholders of Southland Bank received total consideration of $3.2 million for the 527,906 shares of Southland Bank common stock outstanding which was paid in 166,212 newly issued shares of common stock of the Company.

The Bank accounted for the acquisition as a purchase using the accounting standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The accounting rules require that the goodwill arising from the purchase method of accounting not be amortized, however, it must be tested for impairment at least annually.

The estimated fair values of assets acquired and liabilities assumed at July 4, 2003 are as follows:

(Dollars in Thousands)
Cash	$12,766
Loans, net	19,736
Other assets	2,098

Total assets acquired	34,600

Demand, NOW, savings and
money market deposits	23,007
Time deposits	8,089
Other liabilities	304

Total liabilities assumed	31,400

Net assets acquired	$3,200

Note #12 - Income Taxes

The provision for income taxes consists of the following:

(Dollars in Thousands)	Years Ended December 31,

	2003	2002	2001

Federal Income Tax
Current	$6,013	$2,303	$709
Deferred / (credit)	(1,863)	(752)	(402)

Total Federal Income Tax	4,150	1,551	307

State Franchise Tax
Current	2,132	747	259
Deferred / (credit)	(742)	(217)	(108)

Total State Franchise Tax	1,390	530	151

Change in valuation allowance	-	-	(475)

Total Income Taxes	$5,540	$2,081	$(17)

As a result of the following items, the total income tax provision/(benefit) for the years ended December 31, 2003, 2002 and 2001, was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in Thousands)	2003		2002		2001

	Percent			Percent		Percent
	of Pretax			of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal rate	$4,601	34.0%	$1,730	34.0%	$387	34.0%
Changes due to state income tax, net of federal tax benefit	961	7.1	361	7.1	81	7.1
Change in valuation allowance	-	-	-	-	(475)	(41.7)
Other	(22)	(0.2)	(10)	(0.2)	(10)	(0.9)

Total	$5,540	40.9%	$2,081	40.9%	$(17)	(1.5%)

Note #12 - Income Taxes, Continued

The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences:

(Dollars in Thousands)	As of December 31,

	2003	2002

Deferred Tax Assets
Reserve for loan losses	$2,912	$1,097
Deferred compensation	646	346
Deferred fees	996	245
Non-deductible reserves	595	422
Fixed assets	-	43
Net operating loss	960	-
Other assets and liabilities	725	254
Other unrealized loss on securities	2,146	-

	8,980	2,407
Deferred Tax Liabilities
Other unrealized gain on securities	-	(79)
Fixed assets	(509)	-

	(509)	(79)

Net Deferred Tax Assets	$8,471	$2,328

In conjunction with the acquisition of Southland Bank, the Company has a net operating loss available for carry forward of approximately $2.5 million for federal income tax purposes which expires through 2023. In addition, the Company has a net operating loss carry forward of approximately $1.4 million for state franchise tax purposes, which expires through 2013. State net operating losses have been suspended for 2003. Due to the "ownership change" as defined under Internal Revenue Code Section 382, the Company's net operating losses are subject to limitation. Under Section 382, which has also been adopted under California law, if, during any three-year period there is more than a 50 percent change in the ownership, then the future use of any pre-change net operating losses or built-in losses are subject to an annual percentage limitation based on the value of the company at the ownership change date.

Note #13 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2003 and 2002, the amounts of the Company’s undisbursed loan funds were $361.4 million and $97.2 million, respectively, and obligations under standby and commercial letters of credit were $0.7 million and $0.4 million, respectively.

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

Note #13 - Commitments and Contingencies, Continued

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

The Company is involved in various other litigations. In the opinion of management and the Company's legal council, the disposition of all such other litigation pending will not have a material effect on the financial condition or operating results of the Company.

Note #14 - Perpetual Preferred Stock

On December 18, 2002, the Company issued fifty shares of 7.0% Series A Preferred Stock (“Series A Preferred Stock”) at $50,000 per share to eight individual investors for aggregate gross proceeds of $2.5 million. Each share of Series A Preferred Stock is entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred Stock is not convertible into common stock and is redeemable at the option of the Company at face value, plus any unpaid dividends declared. With each share of Series A Preferred Stock, the Company issued a warrant to purchase 2,205 shares of the Company’s common stock at an exercise price of $13.61 per share as adjusted to reflect the Company’s stock dividends. Each warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. As of December 31, 2003, one warrant has been exercised. The Series A Preferred Stock qualifies as Tier 1 capital under the regulations of the FRB.

On September 19, 2003, the Company issued 1,150,000 shares of 5.6% noncumulative convertible Series B Preferred Stock (“Series B Preferred Stock”) at $25.00 per share for aggregate proceeds of approximately $28.8 million. A portion of the net proceeds from the Series B Preferred Stock offering was used to pay off the Company’s $5.0 million line of credit with a correspondent bank. The Series B Preferred Stock is traded on the American Stock Exchange under the symbol “VLP PrB.” Each share of Series B Preferred Stock is entitled to a noncumulative, annual dividend of 5.6%, payable quarterly. Each share of Series B Preferred Stock is convertible at the shareholder’s option at any time into shares of the Company’s common stock at a conversion price of $33.22 per share of common stock. The Series B Preferred Stock is redeemable at the option of the Company at $23.81 per share, plus any unpaid dividends declared, on or after September 19, 2005. The Series B Preferred Stock is also redeemable at the option of the Company prior to September 19, 2005, in whole or in part, at $23.81 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 125% of the Series B Preferred Stock conversion price of $33.22 per share for at least 30 consecutive trading days. If all of the holders of Series B Preferred Stock convert their shares of Series B Preferred Stock into shares of the Company’s common stock, it would increase the Company’s outstanding common stock by approximately 865,000 shares, assuming a conversion price of $33.22. The conversion price and the redemption price for Series B Preferred Stock have been adjusted for the Company’s stock dividends.

Note #15 - Dividends

The Company initiated a cash dividend program in 2003 and has paid $0.02 per share cash dividend in August 2003 and $0.03 per share cash dividend in November 2003.

On December 23, 2002, the Company declared a 5% stock dividend paid on January 15, 2003 to stockholders of record as of December 23, 2002. Additionally, on December 23, 2003, the Company declared a 5% stock dividend paid on January 26, 2004 to stockholders of record as of January 12, 2004. All share and per share data have been retroactively adjusted to reflect these stock dividends.

Note #16 - Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital

Note #16 - Regulatory Matters, Continued

guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank's actual regulatory capital amounts and ratios:

(Dollars in Thousands)			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.85%	$53,911	8.00%	$67,411	10.00%
Consolidated	$105,439	15.57%	$54,189	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.73%	$26,974	4.00%	$40,424	6.00%
Consolidated	$73,007	10.78%	$27,107	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.34%	$33,174	4.00%	$41,474	5.00%
Consolidated	$73,007	8.77%	$33,307	4.00%	N/A	N/A

As of December 31, 2002
Total capital to risk-weighted assets:
Bank	$41,789	14.95%	$22,364	8.00%	$27,955	10.00%
Consolidated	$44,838	15.98%	$22,454	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$38,786	13.87%	$11,182	4.00%	$16,773	6.00%
Consolidated	$26,452	9.42%	$11,227	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$38,786	11.62%	$13,353	4.00%	$16,691	5.00%
Consolidated	$26,452	7.89%	$13,412	4.00%	N/A	N/A

Note #16 - Regulatory Matters, Continued

As disclosed in Note #9 – Junior Subordinated Debentures, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital by the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiaries are not consolidated in these financial statements and therefore the proceeds received by the Company from the trust subsidiaries are reported as subordinated debt. The FRB has indicated that it would review the regulatory implications of this change in financial reporting that deconsolidates these trust subsidiaries and the continued inclusion of these amounts in regulatory capital. The FRB has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier 1 capital.

Note #17 - Employee and Director Benefit Plans

A.    Deferred Compensation Plan

The Company has a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) whereby they may defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants always have a fully vested right to benefits attributable to deferrals and company contributions made under the plan. The Company may make matching contributions of officers' deferrals up to a maximum of 25% to 100% of participants' deferrals to a maximum of 10% of before-tax compensation. The Company's contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. The deferred compensation expense was approximately $90,000, $40,000 and $40,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

B.    Defined Contribution Plan

The Company has a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees contribute from 1% to 15% of their compensation with a maximum of $12,000 for 2003. The Company's contribution to the plan is based upon an amount equal to 50% of each participant's eligible contribution for the plan year not to exceed 6% of the employee's compensation. The Company's matching contribution becomes vested immediately. The expense was approximately $111,000, $61,000, and $36,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

C.    Directors' Deferred Compensation Plan

The Bank adopted a Directors' Non-Qualified Deferred Compensation Plan effective January 1, 1998, which provides retirement benefits to one or more directors of the Bank. The benefits to be paid were based upon the individual director’s years of service to the Bank and decision to defer director fees for the respective years of participation. During 2001, approximately $58,000 plus interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year were expensed for this plan. This plan was terminated during 2001.

The Company adopted a new Directors' Deferred Compensation Plan effective January 1, 2001. The plan allows directors to defer board of directors' fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, disability or as provided and elected in the directors' deferral agreement. The Company is under no obligation to make matching contributions to the plan. During 2003, 2002 and 2001, approximately $156,000, $116,000 and $102,000 (inclusive of deferred board fees and interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year), respectively, was expensed for this plan.

D.   Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2003, 2002 and 2001, approximately $167,000, $28,000 and $43,000, respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years commencing in 2003.

Note #17 - Employee and Director Benefit Plans, Continued

E.     Restricted Stock Plans

The Company adopted Restricted Stock Plans during 2003 and 2002 for the benefit of key employees whereby shares of the Company’s stock is purchased in the open market and granted to employees. During 2003 and 2002, 13,388 and 25,358 stock rights were granted which cliff vest in four years (after giving retroactive effect for stock dividends). Compensation is based upon the fair market value of the stock on the grant date and is recognized evenly over the vesting period. Total expense recorded during 2003 and 2002 was approximately $110,000 and $19,000 related to these stock rights.

Note #18 - Stock Option Plan

At December 31, 2002, the Company has one stock-based compensation plan, which is described below:

An incentive stock option plan was approved by the stockholders in 1987 covering an aggregate of 138,915 shares (after giving retroactive effect for stock dividends). The plan provides that options of the Company’s unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Stock Option Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1996, the Board of Directors of Vineyard National Bancorp elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Stock Option Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

During 1997, the Board of Directors and stockholders of Vineyard National Bancorp elected to terminate the existing 1987 Incentive Stock Option Plan and approve the 1997 Incentive Stock Option Plan (the “Plan”). The Plan authorizes an additional 220,500 shares (after giving retroactive effect for the Company’s stock dividends) of the Bancorp's authorized but unissued common stock to be combined with the 58,780 shares (after giving retroactive effect for the Company’s stock dividends) which remain under the 1987 Plan for a total of 279,280 shares. Directors of the Bancorp are eligible to participate under the Plan. Options vest at a rate determined by the Board of Directors. Options granted expire on such date as the Option Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2003, 2002 and 2001, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.35%, 3.31% and 5.13%; dividend yield of 0.1% for 2003 and 0% for 2002 and 2001; volatility of 36% for all years; expected life of 7 years for 2003 and 2002 and 8 years for 2001.

A summary of the status of the Company’s incentive stock option plan as of December 31, 2003, 2002 and 2001, respectively, and changes during the years ending on those dates is presented below:

	2003			2002

	Number of Shares			Number of Shares
			Weighted-			Weighted-
	Available		Average	Available		Average
	For		Exercise	For		Exercise
	Granting	Outstanding	Price	Granting	Outstanding	Price

Outstanding at beginning of year	46,232	422,441	$6.29	72,875	272,318	$3.74
Additional options authorized	-	-	$-	220,500	-	$-
Exercised	-	(71,660)	$4.43	-	(97,020)	$3.61
Cancelled	12,679	(12,679)	$8.52	46,673	(46,673)	$4.64
Granted	(55,125)	55,125	$17.38	(293,816)	293,816	$7.51

Outstanding at end of year	3,786	393,227	$8.11	46,232	422,441	$6.29

Options exercisable at year-end		199,374			162,986
Weighted-average fair value of
options granted during the year		$7.63			$3.33

Note #18 - Stock Option Plan, Continued

	2001

	Number of Shares
			Weighted-
	Available		Average
	For		Exercise
	Granting	Outstanding	Price

Outstanding at beginning of year	199,663	157,988	$3.98
Additional options authorized	-	-	$-
Exercised	-	(12,458)	$3.56
Cancelled	28,665	(28,665)	$3.08
Granted	(155,453)	155,453	$4.46

Outstanding at end of year	72,875	272,318	$3.74

Options exercisable at year-end		89,486
Weighted-average fair value of options granted during the year		$1.84

The following table summarizes information about incentive stock options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$2.72 - $4.54	78,462	7.03 Years	$3.59	59,355	$3.59
$5.90 - $8.16	259,640	8.27 Years	$7.51	140,019	$7.79
$15.19 - $26.67	55,125	9.26 Years	$17.38	-	$ -

	393,227	8.16 Years	$8.11	199,374	$6.54

Note #19 - Restriction on Subsidiary Transactions

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the regulatory authorities, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2003, the maximum combined amount of funds available from these two sources amounted to approximately $31.2 million or 37% of the Bank's stockholders’ equity.

Note #20 - Other Expenses

The following is a breakdown of expenses for the years ended December 31, 2003, 2002 and 2001:

(Dollars in Thousands)	2003	2002	2001

Data processing	$670	$676	$686
Marketing expenses	1,320	713	419
Professional expenses	666	554	384
Office supplies, postage and telephone	660	643	469
Insurance and assessment expense	320	197	196
Administrative expense	123	205	225
Convertible debentures conversion expense	-	274	-
Other	1,519	748	298

Total other expenses	$5,278	$4,010	$2,677

Note #21 - Income per Common and Common Equivalent Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)
	2003		2002		2001

	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$7,992		$3,008		$1,156
Less preferred stock dividends	(637)		-		-
Shares outstanding at year-end		3,145,715		2,992,164		2,068,273
Impact of weighting shares
purchased during the year		(97,197)		(602,536)		(8,520)

Used in basic EPS	7,355	3,048,518	3,008	2,389,628	1,156	2,059,753
Plus convertible preferred
stock dividends	456		-		-
Dilutive effect of outstanding
stock options		550,461		85,917		29,773
Dilutive effect of convertible
debentures	-	-	147	541,251	156	555,026

Used in diluted EPS	$7,811	3,598,979	$3,155	3,016,796	$1,312	2,644,552

Note #22 - Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

Note #22 - Fair Value of Financial Instruments, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002, respectively. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

(Dollars in Thousands)	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$58,242	$58,242	$33,362	$33,362
Investment securities	202,068	202,068	87,553	87,553
Loans receivable held for investment	597,007	599,758	253,251	256,028
Loans held for sale	-	-	2,112	2,114
Accrued interest receivable	3,107	3,107	1,487	1,487

Liabilities
Non-interest bearing deposits	$94,162	$94,162	$61,927	$61,927
Interest bearing deposits	509,164	509,607	225,606	226,345
FHLB advances	182,000	181,988	45,000	45,388
Junior subordinated debentures	38,147	38,147	17,527	17,527
Subordinated debentures	5,000	5,000	5,000	5,000
Other borrowings	-	-	5,000	5,000
Accrued interest payable	1,783	1,783	993	993

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume

Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$362,110	$3,621	$97,582	$976

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

Note #22 - Fair Value of Financial Instruments, Continued

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

Note #23 - Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Balance Sheets
(dollars in thousands)	December 31,

	2003	2002	2001

Assets
Cash and due from bank	$9,745	$7,533	$3,496
Investment in subsidiary	83,194	38,908	21,715
Prepaid expenses	1,431	848	672
Other assets	1,958	830	721

Total Assets	$96,328	$48,119	$26,604

Liabilities
Accrued interest and other liabilities	$1,006	$634	$27
Convertible debentures payable	-	-	3,750
Subordinated debentures	5,000	5,000	-
Other borrowings	-	5,000	-
Long-term debt	38,147	17,527	12,372

Total Liabilities	44,153	28,161	16,149

Stockholders' Equity
Preferred stock	28,999	2,450	-
Common stock	9,739	6,052	2,151
Stock dividends to be distributed	4,981	2,026	-
Additional paid-in capital	3,307	3,307	3,307
Retained earnings	5,149	6,123	4,997

Total Stockholders' Equity	52,175	19,958	10,455

Total Liabilities and Stockholders' Equity	$96,328	$48,119	$26,604

Statements of Income
(dollars in thousands)	For the years ended December 31,

	2003	2002	2001

Income
Other income	$30	$21	$251
Total Income	30	21	251

Expenses
Interest expense	1,376	1,021	296
Salaries and benefits	166	60	42
Conversion expense on convertible debentures	-	274	-
Other	690	444	280
Allocated income tax benefit	(911)	(737)	(154)

Total Expenses	1,321	1,062	464

Loss Before Equity in Undistributed Income of Subsidiary	(1,291)	(1,041)	(213)

Equity in Undistributed Income of Subsidiary	9,283	4,049	1,369

Net Income	$7,992	$3,008	$1,156

Note #23 - Condensed Financial Information of Vineyard National Bancorp (Parent Company), Continued

Statements of Cash Flows
(dollars in thousands)	For the years ended December 31,

	2003	2002	2001

Increase in Cash
Cash Flows From Operating Activities
Net Income	$7,992	$3,008	$1,156
Adjustments to Reconcile Net Income
to Net Cash Provided By Operating Activities
Increase in other assets	(1,551)	(329)	(1,021)
Undistributed earnings of subsidiary	(9,283)	(4,049)	(1,369)
Increase in other liabilities	212	607	28

Net Cash Used In
Operating Activities	(2,630)	(763)	(1,206)

Cash Flows From Investing Activities
Investment in subsidiary	(35,000)	(13,155)	(11,622)
Dividends received from subsidiary	-	-	150

Net Cash Used In
Investing Activities	(35,000)	(13,155)	(11,472)

Cash Flows From Financing Activities
Proceeds from issuance of junior subordinated debentures	20,620	5,155	12,372
Proceeds from issuance of convertible debentures	-	-	3,750
Proceeds from issuance of subordinated debentures	-	5,000	-
(Decrease)/Increase in other borrowings	(5,000)	5,000	-
Proceeds from issuance of preferred stock	26,549	2,450	-
Stock repurchased	(1,884)	-	-
Cash dividends paid	(786)	-	-
Cash paid in lieu of fractional shares	(4)	-	-
Proceeds from exercise of warrants	30	-	-
Proceeds from exercise of stock options	317	350	38

Net Cash Provided By
Financing Activities	39,842	17,955	16,160

Net Increase in Cash and Cash Equivalents	2,212	4,037	3,482

Cash and Cash Equivalents, Beginning of Year	7,533	3,496	14

Cash and Cash Equivalents, End of Year	$9,745	$7,533	$3,496

SELECTED QUARTERLY FINANCIAL DATA

	For the Year Ended December 31, 2003

(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$6,630	$8,581	$10,992	$13,334	$39,537
Interest expense	2,091	2,584	3,069	3,565	11,309

Net interest income	4,539	5,997	7,923	9,769	28,228
Provision for possible loan losses	(500)	(1,250)	(460)	(1,500)	(3,710)

Net interest income after provision for
possible loan losses	4,039	4,747	7,463	8,269	24,518
Non-interest income	1,334	1,993	955	1,546	5,828
Non-interest expense	3,252	3,633	4,505	5,424	16,814

Income before income taxes	2,121	3,107	3,913	4,391	13,532
Income tax provision	867	1,272	1,605	1,796	5,540

Net income	$1,254	$1,835	$2,308	$2,595	$7,992

Net income per common share:
Basic (1)	$0.40	$0.61	$0.73	$0.67	$2.41
Fully diluted (1)	$0.38	$0.56	$0.64	$0.59	$2.17

	For the Year Ended December 31, 2002

(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$3,772	$4,468	$5,526	$5,404	$19,170
Interest expense	1,156	1,333	1,559	1,738	5,786

Net interest income	2,616	3,135	3,967	3,666	13,384
Provision for possible loan losses	(200)	(335)	(610)	(285)	(1,430)

Net interest income after provision for
possible loan losses	2,416	2,800	3,357	3,381	11,954
Non-interest income	533	678	1,344	1,373	3,928
Non-interest expense	2,369	2,224	3,309	2,891	10,793

Income before income taxes	580	1,254	1,392	1,863	5,089
Income tax provision	226	500	584	771	2,081

Net income	$354	$754	$808	$1,092	$3,008

Net income per common share:
Basic (1)	$0.17	$0.36	$0.34	$0.37	$1.26
Fully diluted (1)	$0.14	$0.27	$0.26	$0.35	$1.05

________________________
(1)   Per share data has been adjusted to reflect the Company’s stock dividends.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10.      Directors and Executive Officer of the Registrant

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

ITEM 11.      Executive Compensation

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation -Equity Compensation Plan Information” in the Registrant’s Proxy Statement.

ITEM 13.      Certain Relationships and Related Transactions

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement.

ITEM 14.      Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors" in the Registrant’s Proxy Statement.

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents filed as part of this report.

(1)    The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)    All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)   The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (6)
3.2	Bylaws of Vineyard National Bancorp (1)
4.0	Specimen Common Stock Certificate of Vineyard National Bancorp (2)
4.1	Form of Certificate of Determination of Series A Preferred Stock (3)
4.2	Form of Warrant to Purchase Shares of Common Stock (3)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (6)
4.4	Form of Certificate of Determination of Series B Preferred Stock (7)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (6)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (6)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (6)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (6)*

10.5	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (5)*
10.6
Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033 (6)

10.7
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001 (6)

10.8	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001 (6)
10.9	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II (6)
10.10	Guarantee Agreement, dated as of December 19, 2002 (6)
10.11
Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017 (6)

10.12
Indenture dated as of September 25, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2033 (4)

10.13	Amended and Restated Declaration of Trust, dated as of September 25, 2003, of Vineyard Statutory Trust III (4)
10.14	Guarantee Agreement, dated as of September 25, 2003 (4)
10.15	Indenture dated as of December 19, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034
10.16	Amended and Restated Declaration of Trust, dated as of December 19, 2003, of Vineyard Statutory Trust IV
10.17	Guarantee Agreement, dated as of December 19, 2003
11	Statement regarding computation of per share earnings. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof
14	Code of Ethics
21	Subsidiary of the Registrant (See “Business” in Item 1 hereof for the required information)
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
___________________

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

(4)   Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed by the Registrant with the Commission on November 7, 2003.

(5)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the Commission on March 30, 2001.

(6)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the Commission on March 28, 2003.

(7)   Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the Commission on July 30, 2003.

*             Management contract or compensatory plan or arrangement.

(b)   Reports filed on Form 8-K.

The Registrant has filed the following Reports on Form 8-K during the quarter ended December 31, 2003:

1.             Form 8-K filed on October 8, 2003 with an attached press release announcing the Registrant's earnings for the quarter ended September 30, 2003.

2.             Form 8-K filed on October 20, 2003 with an attached press release announcing its quarterly cash dividend on its common stock.

3.             Form 8-K filed on December 4, 2003 with an attached press release announcing the 4th quarter cash dividend on its Series B Preferred Stock.

4.             Form 8-K filed on December 22, 2003 with an attached press release announcing the issuance of $10.3 million junior subordinated debentures.

5.             Form 8-K filed on December 24, 2003 with an attached press release announcing the declaration of a 5% stock dividend and a $5.0 million increase in its stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 22nd day of March, 2004.

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

NAME	TITLE	DATE

/s/ Norman A. Morales

Norman A. Morales	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2004

/s/ Frank S. Alvarez

Frank S. Alvarez	Chairman of the Board	March 22, 2004

/s/ Charles L. Keagle

Charles L. Keagle	Director	March 22, 2004

/s/ Joel H. Ravitz

Joel H. Ravitz	Director	March 22, 2004

/s/ Lester Stroh, M.D.

Lester Stroh, M.D.	Director	March 22, 2004

/s/ Gordon Fong

Gordon Fong	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2004

