Form 10-Q
period 2004-03-31
VINEYARD NATIONAL BANCORP
filed 2004-05-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 3,312,767 shares of common stock as of May 7, 2004.

1

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003,
AND DECEMBER 31, 2003

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent estimates, projections and statements of beliefs of Vineyard National Bancorp (the “Company”) concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2004 AND DECEMBER 31, 2003

(Dollars in Thousands)	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$25,774	$18,842
Federal funds sold	-	39,400

Total Cash and Cash Equivalents	25,774	58,242

Investment securities, available-for-sale	173,787	202,068
Loans, net of unearned income	874,607	597,007
Less: Allowance for possible loan losses	(9,323)	(7,537)

Net Loans	865,284	589,470
Bank premises and equipment, net	9,359	9,435
Accrued interest	3,962	3,107
Federal Home Loan Bank and other stock, at cost	12,370	9,195
Deferred income tax asset	6,344	8,471
Other assets	9,786	7,812

TOTAL ASSETS	$1,106,666	$887,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$109,781	$94,162
Interest-bearing	640,464	509,164

Total Deposits	750,245	603,326

Federal Home Loan Bank advances and other borrowings	239,000	182,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	48,457	38,147
Accrued interest and other liabilities	7,925	7,152

TOTAL LIABILITIES	1,050,627	835,625

COMMITMENTS AND CONTINGENCIES (Note #3)

Stockholders' Equity
Contributed capital
Perpetual preferred stock – authorized 10,000,000 shares;
Series A – no par value, issued and outstanding 50 shares
in 2004 and 2003	2,450	2,450
Series B – no par value, issued and outstanding 1,150,000 shares
in 2004 and 2003	26,549	26,549
Common stock – no par value, authorized 15,000,000 shares;
issued and outstanding 3,162,045 and 3,145,715 shares in 2004 and 2003, respectively	14,352	9,739
Additional paid-in capital	3,307	3,307
Stock dividends to be distributed	-	4,981
Retained earnings	10,634	8,237
Accumulated other comprehensive loss	(1,253)	(3,088)

TOTAL STOCKHOLDERS’ EQUITY	56,039	52,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,106,666	$887,800

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands, except per share amounts)	Three Months Ended March 31,

	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$13,082	$5,286
Interest on investment securities – taxable	2,058	1,321
Interest on federal funds sold	42	23

TOTAL INTEREST INCOME	15,182	6,630

Interest Expense
Interest on savings deposits	23	16
Interest on NOW and money market deposits	1,361	702
Interest on time deposits in denominations of $100,000 or more	862	424
Interest on other time deposits	772	379
Interest on federal funds purchased and other borrowings	1,050	589

TOTAL INTEREST EXPENSE	4,068	2,110

NET INTEREST INCOME	11,114	4,520

Provision for Possible Loan Losses	(1,800)	(500)

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES	9,314	4,020

Other Income
Fees and service charges	438	321
Gain on sale of SBA loans and broker fee income	884	353
Gain on sale of mortgage loans	-	54
Net gain on sale of investment securities	207	599
Other income	110	7

TOTAL OTHER INCOME	1,639	1,334

Other Expenses
Salaries and employee benefits	3,222	1,766
Occupancy expense of premises	542	248
Furniture and equipment expense	439	194
Other expenses	1,727	1,025

TOTAL OTHER EXPENSES	5,930	3,233

INCOME BEFORE INCOME TAXES	5,023	2,121
INCOME TAX PROVISION	2,054	867

NET INCOME	$2,969	$1,254

EARNINGS PER SHARE
BASIC	$0.80	$0.40

DILUTED	$0.67	$0.38

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)

(Dollars in Thousands)		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income (Loss)	Total

Balance, December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958
Stock options exercised		22,250	95						95
Purchase of treasury stock		(29,362)	(478)						(478)
Stock dividends distributed			2,024		(2,024)				-
Cash paid for fractional shares for stock
dividend distribution					(2)				(2)
Cash dividends paid on preferred stock							(50)		(50)
Comprehensive income
Net Income						$1,254	1,254		1,254
Unrealized security holding losses (net of $426 tax benefit)						(613)		(613)	(613)
Less reclassification adjustment for realized gains (net of $246 tax provision)						353		353	353

Total comprehensive income						$994

Balance, March 31, 2003	$2,450	2,842,568	$7,693	$3,307	$-		$7,218	$(151)	$20,517

		Common Stock			Stock			Accumulated
	Perpetual			Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	(Loss) Income	Total

Balance, December 31, 2003	$28,999	3,145,715	$9,739	$3,307	$4,981		$8,237	$(3,088)	$52,175
Stock options exercised		30,030	153						153
Purchase of treasury stock		(13,700)	(506)						(506)
Stock dividends distributed			4,966		(4,966)				-
Cash paid for fractional shares for stock dividend distribution					(15)				(15)
Cash dividends paid on common stock							(126)		(126)
Cash dividends paid on preferred stock							(446)		(446)
Comprehensive income
Net Income						$2,969	2,969		2,969
Unrealized security holding gains(net of $1,190 tax provision)						1,713		1,713	1,713
Less reclassification adjustment for realized gains (net of $85 tax provision)						122		122	122

Total comprehensive income						$4,804

Balance, March 31, 2004	$28,999	3,162,045	$14,352	$3,307	$-		$10,634	$(1,253)	$56,039

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)	Three Months Ended March 31,

	2004	2003
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$2,969	$1,254
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities
Depreciation	416	168
Investment securities amortization/accretion	123	151
Amortization of intangible assets	37	9
Federal Home Loan Bank dividend income	(85)	(36)
Provision for possible loan losses	1,800	500
Increase / (decrease) in taxes payable	1,202	(50)
Increase in deferred taxes	851	1
Increase in other assets	(1,979)	(648)
Decrease in cash surrender value of life insurance policies	24	8
Decrease in loans held for sale	-	1,205
Increase in unearned loan fees	225	432
Increase in interest receivable	(855)	(441)
Increase / (decrease) in interest payable	305	(208)
Decrease in accrued expense and other liabilities	(734)	(898)
Gain on sale of other real estate owned	(56)	-
Gain on sale of investment securities, net	(207)	(599)

Total Adjustments	1,067	(406)

Net Cash Provided By Operating Activities	4,036	848

Cash Flows From Investing Activities
Proceeds from sales of investment securities, available-for-sale	26,029	58,805
Purchase of investment securities, available-for-sale	-	(15,000)
Purchase of mortgage-backed securities, available-for-sale	-	(94,447)
Proceeds from principal reductions and maturities
of mortgage-backed securities, available-for-sale	5,447	3,738
Purchase of Federal Home Loan Bank stock and other stock, net	(3,090)	(1,500)
Recoveries on loans previously written off	14	10
Net loans made to customers and principal collection of loans	(277,853)	(55,841)
Capital expenditures	(340)	(93)

Net Cash Used in Investing Activities	(249,793)	(104,328)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts and money market deposits	65,919	33,479
Net increase in certificates of deposits	81,000	19,156
Proceeds from issuance of junior subordinated debentures	10,310	-
Increase in other borrowings	2,000	1,800
Stock repurchased	(506)	(478)
Net change in Federal Home Loan Bank advances	55,000	25,000
Cash paid in lieu of fractional shares	(15)	(2)
Cash dividends paid	(572)	(50)
Proceeds from exercise of stock options	153	95

Net Cash Provided By Financing Activities	213,289	79,000

Net Decrease in Cash and Cash Equivalents	(32,468)	(24,480)

Cash and Cash Equivalents, Beginning of Period	58,242	33,362

Cash and Cash Equivalents, End of Period	$25,774	$8,882

Supplementary Information
Change in valuation allowance for investment securities	$3,111	$449

Income taxes paid	$-	$2,065

Interest paid	$3,762	$1,876

See accompanying notes to financial statements.

Note #1 – Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and results of cash flows for each of the three months ended March 31, 2004 and 2003 and the results of operations for each of the three months ended March 31, 2004 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2003 Annual Report to shareholders. The results for each of the three months ended March 31, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the Company and its wholly owned subsidiary, Vineyard Bank (the “Bank”). Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates nine banking centers within San Bernardino, Riverside and Los Angeles counties of California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV and Vineyard Statutory Trust V (collectively, the “Trusts”), using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statements of income.

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

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

Allowance for Possible Loan Losses

Allowance for possible loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to 2004 classifications.

Current Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") and in December 2003, FASB issued a revision ("FIN 46R"). FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Bank holding companies had previously consolidated these entities and reported the trust preferred securities as liabilities in the Consolidated Financial Statements. The Company has adopted FIN 46 and FIN 46R as of December 31, 2003 and restated prior periods presented, which did not have a material impact on the financial condition or operating results of the Company.

In December 2003, American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimated of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the financial condition or operating results of the Company.

In March 2004, FASB issued an exposure draft of a proposed SFAS, Share-Based Payment, an amendment of Statements No. 123 and 95, for public comment. This proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transaction using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement would neither change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Comments on this exposure draft are due by June 30, 2004. The Company will continue to monitor the status of exposure draft and will determine its impact on the financial condition or operating results of the Company.

Note #2 – Junior Subordinated Debentures

One form of funding for the Bank’s growth is debt issued by the Company. In December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $10.3 million, $10.3 million, $5.2 million and $12.4 million, respectively, with effective interest rates of 4.02%, 4.17%, 4.47% and 4.77% as of March 31, 2004, respectively.

On March 25, 2004, the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debenture (the “Debt Security”) to Vineyard Statutory Trust V, a statutory trust created under the laws of the State of Connecticut. The Debt Security is subordinated to effectively all borrowings of the Company except for similar debt securities issued to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III and Vineyard Statutory Trust IV. The Debt Security is due and payable on April 23, 2034. Interest is payable quarterly at a rate of 3-Month LIBOR plus 2.85% for an effective rate of 3.96% as of March 31, 2004. The Debt Security can be called at any time commencing on April 7, 2009, at par. The Debt Security can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $310,000 in Vineyard Statutory Trust V. The balance of the equity of Vineyard Statutory Trust V is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet. Vineyard Statutory Trust V sold $10,000,000 of trust preferred securities to investors in a private offering.

Under FIN 46 and FIN 46R, the Company is not allowed to consolidate statutory trusts into the Company’s Consolidated Financial Statements. Hence, the Company has excluded the Trusts from its Consolidated Financial Statements. The Federal Reserve Board (the “FRB”) has ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The FRB is evaluating the capital impact from FIN 46 but has not issued any final ruling. As of March 31, 2004, the Company has included the qualifying junior subordinated debentures in its Tier 1 Capital for regulatory capital purposes.

Note #3 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At March 31, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan funds were $432.2 million and $361.4 million, respectively, and obligations under standby and commercial letters of credit were $0.9 million and $0.7 million, respectively.

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

Note #4 – Dividends

On December 23, 2002, the Company declared a 5% stock dividend paid on January 15, 2003 to shareholders of record as of December 23, 2002. Additionally, on December 23, 2003, the Company declared a 5% stock dividend paid on January 26, 2004 to shareholders of record as of January 12, 2004. All shares and per share data have been retroactively adjusted to reflect these stock dividends.

On January 26, 2004, the Company declared a $0.04 per share cash dividend paid on February 23, 2004 to common stock shareholders of record as of February 13, 2004.

Note #5 - Earnings per Share and Book Value

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The EPS was adjusted to reflect 5% stock dividends paid in January 2004 and January 2003.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended March 31,

	2004		2003

	Income	Shares	Income	Shares

Net income as reported	$2,969		$1,254
Less preferred stock dividends	(446)		(50)
Shares outstanding at period-end		3,162,045		2,984,696
Impact of weighting shares
issued during the period		(3,573)		(835)

Used in basic EPS	2,523	3,158,472	1,204	2,983,861
Plus convertible preferred
stock dividends	402		-
Dilutive effect of outstanding
stock options and warrants		1,218,813		218,058

Used in diluted EPS	$2,925	4,377,285	$1,204	3,201,919

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), to stock based employee compensation:

(dollar amounts in thousands, except per share data)	Three Months Ended March 31,

	2004	2003

Net income:
As reported	$2,969	$1,254
Less: preferred stock dividend	(446)	(50)
Stock-based compensation using the intrinsic value method	-	-
Stock-based compensation that would have been reported
using the fair value method of SFAS 123	(63)	(89)

Pro forma net income - used in basic EPS	2,460	1,115
Add: convertible preferred stock dividends	402	-

Pro forma net income - used in diluted EPS	$2,862	$1,115

Weighted average shares outstanding - basic	3,158,472	2,983,861
Weighted average shares outstanding - diluted	4,377,285	3,201,919

Basic EPS
As reported	$0.80	$0.40
Pro forma	$0.78	$0.37

EPS - assuming dilution
As reported	$0.67	$0.38
Pro forma	$0.65	$0.35

The following table sets forth the information that was used in calculating the Company’s book value per common share as of March 31, 2004 and December 31, 2003:

	As of

	March 31,	December 31,
	2004	2003

Period-end shares outstanding
Basic	3,162,045	3,145,715
Dilutive Series B Preferred Stock	865,467	865,467
Used in book value per common stock,
assuming conversion of Series B Preferred Stock	4,027,512	4,011,182

Book value per common stock, basic	$8.55	$7.37
Book value per common stock,
assuming conversion of Series B Preferred Stock	$13.31	$12.40

Note #6 – Subsequent Events

On April 12, 2004, the Company’s Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (“ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of the Company’s employees. Under the structure of the newly formed ESOP, the ESOP Trust has secured a loan in the amount of $7.0 million with a third party bank and will acquire up to 150,000 shares of the Company’s common stock on the open market for a period of up to ninety days beginning on April 12, 2004. The ESOP loan bears a floating interest rate of 0.5% over the national prime rate and matures in ten years starting on the date of initial advance. Outstanding balance of the ESOP loan is collateralized by the assets of ESOP and guaranteed by the Company. As of May 7, 2004, the outstanding balance of the ESOP loan is $7.0 million and 149,000 shares of the Company’s common stock have been acquired under the Plan. All of these shares are unallocated shares as of May 7, 2004.

On April 14, 2004, the Company approved the redemption of all 50 shares of the Company’s issued and outstanding Series A Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock shares will be redeemed by the Company on May 19, 2004 pursuant to its terms at a redemption price of $50,000 per share plus accrued interest through May 19, 2004 for an aggregate redemption amount of approximately $2.5 million.

On May 4, 2004, the Company declared a cash dividend on the Company’s 5.60% Series B Noncumulative Convertible Preferred Stock (the “Series B Preferred Stock”) in the amount of $0.24888 per share. The dividend is payable on June 3, 2004 to holders of Series B Preferred Stock on May 10, 2004. The Series B Preferred Stock trades on the American Stock Exchange under the symbol “VLP PrB”.

On May 4, 2004, the Company also announced that it will redeem all of the outstanding shares of the Series B Preferred Stock ($25.00 liquidation preference per share) at a Redemption Price of $25.00, plus declared and unpaid dividends, on June 3, 2004. Pursuant to the provisions of the Certificate of Determination of the Series B Preferred Stock, the Company has the option to redeem the Series B Preferred Stock at any time if the closing price of the Company’s common stock equals or exceeds 125% of the Conversion Price of the Series B Preferred Stock, which is $33.22 (as adjusted for stock dividends), for at least 30 consecutive trading days. From March 17, 2004 until April 28, 2004, the Company’s common stock traded in excess of 125% of $33.22 for 30 consecutive trading days, as reported on the Nasdaq National Market.

Approximately 936,000 shares of Series B Preferred Stock are issued and outstanding as of May 7, 2004. Each share of Series B Preferred Stock is convertible at the holder’s option into a share of the Company’s common stock at the Conversion Price of $33.22 per share of common stock (as adjusted for stock dividends). The right to convert shares of Series B Preferred Stock into shares of common stock of the Company will terminate at the close of business on the business day preceding June 3, 2004, or June 2, 2004. Due to the conversion rights of the holders of the Series B Preferred Stock, the Company cannot predict how many shares of Series B Preferred Stock will be redeemed. The Company estimates that it will save approximately $1.6 million annually in dividend payments by redeeming all of its Series B Preferred Stock. Since the Series B Preferred Stock has been included in the Company’s diluted EPS for the periods ended March 31, 2004 and December 31, 2003, the anticipated conversion of the Series B Preferred Stock will not be dilutive to the Company’s diluted EPS.

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

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates their estimates including those related to allowance for loan losses and the value of carried securities. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

At March 31, 2004, the Company had consolidated total assets of $1.1 billion, total deposits of $750.2 million and consolidated stockholders’ equity of $56.0 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

Vineyard Bank

The Bank, which is the Company’s wholly-owned subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate and invest in various types of loans and investment securities. The Bank operates nine full-service banking centers located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Lake Arrowhead, Irwindale, Manhattan Beach and Corona, all of which are located within Los Angeles, Riverside and San Bernardino counties in California, and currently has two Small Business Administration (“SBA”) loan production offices located in San Diego and Anaheim, California and an income-property loan production office located in Irvine, California. The Rancho Cucamonga office also serves as the Company’s headquarters.

The Bank’s Strategic Plan

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank has implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank’s management team has focused its efforts into developing a customer-oriented service philosophy, while expanding the Bank’s lending products by creating various specialty lending groups. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing relationship banking services to the following markets: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties, (ii) the coastal communities surrounding Los Angeles, California, and (iii) the San Gabriel Valley region of Los Angeles. The Bank has targeted these markets because of its experience and knowledge of, as well as the anticipated continued growth and potential for development in, these markets.

Expanded Product Offering. During the last three years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

  In 2001, the Bank began originating high-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $0.8 million to $3.0 million. The Bank’s single-family residential coastal construction loans amounted to $280.2 million and $212.7 million at March 31, 2004 and December 31, 2003, respectively.
  In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $130.9 million and $104.5 million at March 31, 2004 and December 31, 2003, respectively.
  In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. SBA loans amounted to $13.8 million and $15.1 million at March 31, 2004 and December 31, 2003, respectively. Religious loans amounted to $16.9 million and $15.9 million at March 31, 2004 and December 31, 2003, respectively. The Bank anticipates increasing the origination of these types of loans.
  In 2003, the Bank established an income-property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $1.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. The outstanding balance of loans generated from this division amounted to $5.7 million and $2.4 million for commercial real estate loans and $149.6 million and $19.6 million for residential real estate loans at March 31, 2004 and December 31, 2003, respectively. The increase in residential real estate loans during the three months ended March 31, 2004 is primarily due to the purchase of an apartment loan pool in the amount of $85.0 million.
  The Bank’s core deposit franchise is built around the community banking system. In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s expansion effort has resulted in deposit growth of 24.4% for the three months ended March 31, 2004 and 109.8% for the year ended December 31, 2003. Consolidated total deposits amounted to $750.2 million and $603.3 million at March 31, 2004 and December 31, 2003, respectively. Non-interest bearing demand deposits amounted to $109.8 million and $94.2 million at March 31, 2004 and December 31, 2003, respectively.
Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank’s growth in loans, net of unearned income and deferred fees, was 46.5% for the three months ended March 31, 2004 and 135.7% for the year ended December 31, 2003.

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

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. The Company will continue to expand its branch network through new offices in selected markets and opportunistic acquisitions. The Bank opened a new banking center in Corona, California and converted its loan production office in Manhattan Beach, California into a full-service banking center during the second quarter of 2003. In addition, the Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. The Company’s acquisition of Southland Bank was consummated in July 2003. As a result of the acquisition, the Company acquired a banking center in Irwindale, California.

In early 2004, the Bank opened a new SBA loan production office in Anaheim, California and entered into a lease commencing in October 2004 in Corona, California to house its administration including credit administration, central operations, data center, training facilities, amongst other departments. In addition, in early 2004, the Bank relocated its banking center located in Blue Jay, California to Lake Arrowhead, California. These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion.

Asset Growth. The Company’s total assets as of March 31, 2004 were $1.1 billion as compared to $887.8 million as of December 31, 2003. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At March 31, 2004, the Company had $0.5 million of non-performing loans and $0 of other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

Results of Operations

During the three months ended March 31, 2004, operating results demonstrated a significant growth over the same period in 2003 as the volume of earning assets increased. The growth in the Company’s earning assets is funded by growth in deposits, increased borrowings, and issuances of preferred stock and junior subordinated debentures.

Net income for the three months ended March 31, 2004 and 2003 was $3.0 million and $1.3 million, respectively, representing an increase of 136.8% for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in net income was primarily due to an increase in interest income generated from a higher level of loans and investment securities which was partially offset by an increase in interest expense incurred from a higher level of deposits and a higher provision for possible loan losses. On a per diluted share basis, net income was $0.67 and $0.38 for the three months ended March 31, 2004 and 2003, respectively. Prior period earnings per share were adjusted for the Company’s 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before its provision for possible loan losses increased by $6.6 million or 145.9% for the three months ended March 31, 2004 as compared with the same period in 2003. Non-interest income increased by $0.3 million or 22.9% for the three months ended March 31, 2004 as compared to the same period in 2003. Thus, total net revenue (defined as net interest income and non-interest income) for the three months ended March 31, 2004 increased by $6.9 million or 117.9% as compared to the same period in 2003.

Total non-interest expense was $5.9 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $2.7 million or 83.4%. The largest item contributing to non-interest expense was salaries and employee benefits which represented approximately 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, however, which is a measure of non-interest expense divided by net interest income plus non-interest income, improved from 55.2% for the three months ended March 31, 2003 to 46.5% for the same period in 2004. The improved efficiency ratio partly reflects the Company’s recognition of economies of scale.

For the three months ended March 31, 2004 and 2003, the provision for federal and state income taxes was $2.1 million and $0.9 million, respectively, representing an effective tax rate of 40.9% for both periods.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards, sustaining only approximately $14,000 in net charge-offs for the three months ended March 31, 2004 and approximately $10,000 in net recoveries for the same period in 2003. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $1.8 million for the three months ended March 31, 2004 as compared to $0.5 million for the same period in 2003. The allowance for possible loan losses was $9.3 million or 1.1% of gross loans at March 31, 2004 as compared to $3.5 million or 1.1% of gross loans at March 31, 2003. At March 31, 2004, the Company had $0.5 million of non-performing loans and $0 of other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

Net Interest Income

The Company’s earnings are derived predominately from net interest income, which is the difference between the interest earned on interest-earning assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily deposits and borrowings. The net interest margin is the net interest income divided by the average interest-earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings; and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate loans.

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in lower yielding earning assets into higher yielding earning assets. During the past three years, the Company has deployed its excess liquidity previously invested in federal funds into mortgage-backed securities with relatively shorter duration and higher cash flow components. The investment portfolio is classified as held-for-sale and securities can be sold at any time. Accordingly, investment securities increased significantly as compared to three years ago. During the three months ended March 31, 2004, investment securities decreased as excess liquidity was shifted to higher yielding loans. The Company will continue to adjust/refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest margin.

Total interest income for the three months ended March 31, 2004 and 2003 was $15.2 million and $6.6 million, respectively, while total interest expense was $4.1 million and $2.1 million for the same periods, respectively. Therefore, the net interest income was $11.1 million and $4.5 million, respectively, for the same periods.

The net interest margin for the three months ended March 31, 2004 was 4.9% as compared to 4.6% for the same period in 2003 which represents an increase of 30 basis points. The increase in net interest margin is due to a decrease in the cost of its interest-bearing liabilities while maintaining a relative stable yield on its overall earning assets.

For the three months ended March 31, 2003, the national prime rate (the “prime rate”) was at 4.25%. For the three months ended March 31, 2004, the prime rate was at 4.00% which represents a 25 basis point decrease as compared to March 31, 2003. As new loans are generated or certain existing loans are repriced, the new loans bear lower interest rates due to the declining interest rate environment. The loan fees generated by new loans, which are deferred and amortized over the life of the loans, partially offset the decrease in loan yields. Construction loans and commercial real estate loans generate the majority of loan fee income. As the Company continues to emphasize single-family coastal and tract home construction loans, the volume of construction fees has increased significantly since 2002. Construction loans generally have duration of 12 months and as the level of construction loans continues to grow, the yield on the loan portfolio should increase. For the three months ended March 31, 2004, loan fee income represented $2.3 million or 18% of the $13.1 million in interest and fees on loans. For the three months ended March 31, 2003, loan fee income was $0.6 million or 11% of the $5.3 million in interest and fees on loans.

For the three months ended March 31, 2004, the Company has experienced a decrease in its yield on each type of interest-earning assets as a result of the declining interest rate environment but was able to manage the overall yield on its total interest-earning assets by strategically deploying funds in higher yielding loans rather than lower yielding investment securities. As a result, yields on total interest-earning assets decreased nominally from 6.8% for the three months ended March 31, 2003 to 6.7% for the same period in 2004. The Company’s average loan balance was 76.5% of total average interest-earning assets for the three months ended March 31, 2004 as compared to 70.8% of total average interest-earning assets for the same period in 2003.

Cost of funds decreased from 2.6% for the three months ended March 31, 2003 to 2.1% for the same period in 2004 as a result of the declining interest rate environment. Despite the declining interest rate environment, the Company continues to offer competitive-rate products in its banking communities to attract and retain core-deposit customers while reducing the cost of funds.

Interest expense on deposits totaled $3.0 million for the three months ended March 31, 2004 as compared to $1.5 million for the same period in 2003, representing an increase of $1.5 million. The decrease in interest rates partially offset the increase in interest expense associated with an increase in the Company’s interest-bearing deposits. Average non-interest bearing deposits increased from $59.2 million for the three months ended March 31, 2003 to $99.3 million for the same period in 2004.

The average interest rate on Federal Home Loan Bank (“FHLB”) and other borrowings decreased from 2.0% for the three months ended March 31, 2003 to 1.3% for the same period in 2004 as interest rates decreased as discussed above.

To fund the Bank’s growth, the Company also issued debt securities. The cost of funds for the debt securities is generally higher than the costs of funds from deposits and FHLB borrowings. In March 2004, December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $10.3 million, $10.3 million, $10.3 million, $5.2 million and $12.4 million through the Trusts, respectively. Additionally, the Company issued $5.0 million in subordinated debt in December 2002. These debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis.

The following table presents the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2004 and 2003, respectively. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended March 31,

	2004			2003

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Loans	$698,278	$13,082	7.5%	$279,887	$5,286	7.7%
Investment securities (1)	186,552	1,968	4.2%	104,784	1,285	5.0%
Federal funds sold	18,406	42	0.9%	7,974	23	1.2%
Other investments	9,341	90	3.9%	2,806	36	5.2%

Total interest-earning assets	912,577	15,182	6.7%	395,451	6,630	6.8%

Other assets	42,344			25,856
Less: Allowance for possible loan losses	(8,065)			(3,153)

Total average assets	$946,856			$418,154

Liabilities and Stockholders' Equity
Savings deposits (2)	$298,180	1,384	1.9%	$145,089	718	2.0%
Time deposits	271,181	1,634	2.4%	103,353	803	3.2%
Subordinated debt	5,000	56	4.5%	5,000	58	4.7%
Junior subordinated debentures	38,940	435	4.5%	17,000	227	5.4%
Short term borrowings	172,929	559	1.3%	62,024	304	2.0%

Total interest-bearing liabilities	786,230	4,068	2.1%	332,466	2,110	2.6%

Demand deposits	99,263			59,171
Other liabilities	7,612			6,140

Total average liabilities	893,105			397,777
Stockholders' equity	53,751			20,377

Total liabilities and stockholders’ equity	$946,856			$418,154

Net interest spread (3)			4.6%			4.2%

Net interest income and net interest margin (4)		$11,114	4.9%		$4,520	4.6%

____________________

(1)   The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.

(2)   Includes savings, NOW and money market deposit accounts.

(3)   Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(4)   Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended March 31, 2004 and 2003, the provision for possible loan losses was $1.8 million and $0.5 million, respectively. Provision for possible loan losses was increased to support the increasing loan balances for the periods as well as to reflect the inherent risks of construction and commercial loans.

The Company’s allowance for possible loan losses was $9.3 million and $7.5 million at March 31, 2004 and December 31, 2003, respectively. Additions to the allowance are effected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. Net loan charge-offs for the three months ended March 31, 2004 were $14,000 as compared to net loan recoveries of $10,000 for the same period in 2003.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including underlying loan collateral, delinquency trends, borrower’s cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond controls of management.

Non-Interest Income

Non-interest income for the three months ended March 31, 2004 and 2003 was $1.6 million and $1.3 million, respectively. This represents an increase of $0.3 million or 22.9%. The increase in non-interest income was primarily due to an increase in gains from SBA loans sold and SBA broker fees, which was partially offset by a decrease in net gains from the sale of investment securities.

The Company generally sells the guaranteed portions of SBA loans originated. Those SBA loans sold, combined with broker fee income associated with SBA loans, generated gains amounting to $0.9 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Income from fees and service charges was $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The increase in income from fees and service charges is primarily due to the increased volume of loans and deposits.

For the three months ended March 31, 2004 and 2003, net gains from the sale of investment securities amounted to $0.2 million and $0.6 million, respectively. The gains were a result of management’s ability to manage liquidity needs, interest rate risk and strategic planning in meeting capital requirements during periods when market rates were favorable; therefore, the Company realized gains upon sale from its available-for sale investment portfolio.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended March 31, 2004 and 2003 was $5.9 million and $3.2 million, respectively. This represents an increase of $2.7 million or 83.4%. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in the past three years, while providing the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $1.5 million or 82.4% to $3.2 million for the three months ended March 31, 2004 as compared to the same period in 2003.

Occupancy expense amounted to $0.5 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $0.3 million or 118.5% over the prior period. The increase in occupancy expense is primarily due to the Company’s expansion. The Bank opened a banking center in Corona, California and converted its loan production office in Manhattan Beach, California into a full-service banking center in the second quarter of 2003. In the third quarter of 2003, the Bank opened a loan production office in Irvine, California and acquired a banking center in Irwindale, California from an acquisition. In addition, the lease for the Beverly Hills SBA loan production office was replaced by a new lease for an office located in Anaheim, California in the first quarter of 2004.

As the Company continues to expand its banking network, expenses related to furniture and fixtures also increased. Expenses related to furniture and fixtures were $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $0.2 million or 126.3% over the prior period.

Other non-interest expense was $1.7 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $0.7 million or 68.5% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business. All categories of other non-interest expense increased, including marketing, data processing, professional services, office supplies, insurance, telephone and administrative expenses due to the increases in the number of employees and the volume of loan and deposit production.

The following is a breakdown of other non-interest expense for the three months ended March 31, 2004 and 2003:

(dollars in thousands)	Three Months Ended March 31,

	2004	2003

Other non-interest expense:
Data processing	$184	$166
Marketing expenses	211	105
Professional expenses	272	171
Office supplies, postage and telephone	347	200
Insurance and assessment expense	95	69
Administrative expense	151	66
Other	467	248

Total other non-interest expense	$1,727	$1,025

Financial Condition

Assets

At March 31, 2004, total assets increased $218.9 million or 24.7% to $1.1 billion from $887.8 million at December 31, 2003. Assets were comprised primarily of $874.6 million in loans, net of unearned income, and $173.8 million in investment securities, available-for-sale at March 31, 2004. This represents an increase of $277.6 million or 46.5% in loans, net of unearned income, and a decrease of $28.3 million or 14.0% in investment securities, available-for-sale from December 31, 2003. The increase in loans was further offset by a decrease of $39.4 million in federal funds sold between December 31, 2003 and March 31, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities, available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $173.8 million or 15.7% of total assets at March 31, 2004 and $202.1 million or 22.8% of total assets at December 31, 2003. The Company’s securities portfolio decreased during the three months ended March 31, 2004 as results of sales and principal paydowns of securities.

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. agency securities	$10,523	$-	$(343)	$10,180
Mortgage-backed securities	163,387	-	(1,810)	161,577
Mutual Funds	2,000	30	-	2,030

Total	$175,910	$30	$(2,153)	$173,787

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2003 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. agency securities	$10,359	$-	$(454)	$9,905
Mortgage-backed securities	194,943	287	(5,067)	190,163
Mutual Funds	2,000	-	-	2,000

Total	$207,302	$287	$(5,521)	$202,068

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2004, by expected maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Securities
	Available-for-Sale

	Amortized Cost	Fair Value

Investment Securities:
Due after 10 years
U.S. agency securities	$10,523	$10,180
Mortgage-backed securities	163,387	161,577

Mutual funds	2,000	2,030

	$175,910	$173,787

Proceeds from sales of investment securities, available-for-sale during the three months ended March 31, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at March 31, 2004 is $1.3 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Proceeds from sales of investment securities, available-for-sale during the three months ended March 31, 2003 were $58.8 million. Gross gains on those sales were $0.6 million. Included in stockholders’ equity at December 31, 2003 is $3.1 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $171.8 million and $200.1 million at March 31, 2004 and December 31, 2003, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company continued to experience significant growth in its loan portfolio during the first quarter of 2004. Loans, net of unearned income, increased by $277.6 million or 46.5% from $597.0 million at December 31, 2003 to $874.6 million at March 31, 2004. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Riverside, San Diego, San Bernardino, Los Angeles, and Orange counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of

	March 31,	December 31,
	2004	2003

Commercial, financial and agricultural	$31,999	$26,827
Real estate construction:
Singe-family coastal	280,172	212,727
Singe-family tract	130,859	104,511
Commercial	31,046	20,947
Real estate mortgage:
Commercial	160,902	153,632
Multi-family residential	161,452	27,986
Land	36,629	15,030
All other residential	40,001	32,856
Installment loans to individuals	4,078	4,887
All other loans (including overdrafts)	119	29

	877,257	599,432
Unearned premium (discount) on loans	655	(5)
Deferred loan fees	(3,305)	(2,420)

Loans, Net of Unearned Income	$874,607	$597,007

During the three months ended March 31, 2004, the income-property lending division purchased an apartment loan pool in the amount of $85.0 million which contributed to the increase in multi-family residential real estate mortgage loans.

The Bank originates SBA loans and generally sells the guaranteed portion of SBA loans to governmental agencies and institutional investors. At March 31, 2004 and December 31, 2003, SBA loans totaled $13.8 million and $15.1 million, respectively, net of unpaid principal balance of SBA loans sold in the amount of $17.4 million and $12.9 million, respectively.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at March 31, 2004 and December 31, 2003, was approximately $996,000 and $831,000, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2004	December 31, 2003

Servicing rights capitalized	$199	$721
Servicing rights amortized	$34	$82
Valuation allowances	$-	$-

The Bank had approximately $138.3 million and $67.5 million in loans pledged to secure FHLB borrowings at March 31, 2004 and December 31, 2003, respectively.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the Company’s loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for possible loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Transactions in the reserve for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2004	December 31, 2003

Balance, beginning of period	$7,537	$3,003
Credit from acquisition of Southland Business Bank	-	895
Recoveries on loans previously charged off	14	72
Loans charged off	(28)	(143)
Provision charged to operating expense	1,800	3,710

Balance, end of period	$9,323	$7,537

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance for possible loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of

	March 31,	December 31,
	2004	2003

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$16	$-
Real estate	-	-
Installment loans to individuals	-	-

Total loans past due more than 90 days	$16	$-

Renegotiated loans	$-	$-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$247	$173
Real estate	-	-
Installment loans to individuals	250	-

Total non-accrual loans	$497	$173

Total non-performing loans	$513	$173

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of

	March 31,	December 31,
	2004	2003

Impaired loans with a valuation allowance	$-	$-
Impaired loans without a valuation allowance	513	173

Total impaired loans	$513	$173

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2004	December 31, 2003

Average recorded investment in impaired loans	$273	$97
Cash receipts applied to reduce principal balance	$44	$-
Interest income recognized for cash payments	$-	$-

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $23,000 and $11,000 for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $146.9 million or 24.4% from $603.3 million at December 31, 2003 to $750.2 million at March 31, 2004. The increase was primarily due to an increase of $49.3 million or 20.8% in money market accounts and an increase of $81.0 million or 35.2% in time deposits (“TCD’s”) over the period.

For the three months ended March 31, 2004, the Company’s deposits were comprised of 14.8% in non-interest bearing deposits, 44.6% in money market, NOW and savings deposits, and 40.6% in TCD’s, while the composition was 17.1%, 45.8% and 37.1%, respectively, at December 31, 2003.

At March 31, 2004, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)
Three months or less	$36,772
Over three through twelve months	67,334
Over one through five years	52,551

$156,657

Borrowings

The Company utilizes borrowings as a source of funds, such as FHLB advances, federal funds purchased, issuances of junior subordinated debentures and lines of credit.

In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. The credit facility is secured by 24.9% of the Bank’s common shares. There was no outstanding balance under the credit facility as of March 31, 2004.

In addition, the Company has $42.0 million of unsecured borrowing lines with five correspondent banks. Under these borrowing lines, the Bank had federal funds purchased of $2.0 million and $0 at March 31, 2004 and December 31, 2003, respectively.

The Company has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets as of March 31, 2004. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans.

FHLB advances were $237.0 million and $182.0 million at March 31, 2004 and December 31, 2003, respectively. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets. FHLB advances consist of the following as of March 31, 2004:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount

2004	1.2%	$202,000
2005	1.6%	35,000

	1.3%	$237,000

In March 2004, the Company issued $10.3 million of junior subordinated debenture through Vineyard Statutory Trust V, which increased the total junior subordinated debentures balance from $38.1 million at December 31, 2003 to $48.4 million at March 31, 2004. $10.0 million of the proceeds from this issuance was downstreamed to the Bank as additional capital. See Note #2 in Item 1 hereof. Junior subordinated debentures as of March 31, 2004 consist of the following:

(Dollars in Thousands)		Effective Interest Rate
	Maturity	at March 31, 2004	Amount

Vineyard Statutory Trust I	December 18, 2031	4.8%	$12,372
Vineyard Statutory Trust II	December 26, 2032	4.5%	5,155
Vineyard Statutory Trust III	October 8, 2033	4.2%	10,310
Vineyard Statutory Trust IV	January 23, 2034	4.0%	10,310
Vineyard Statutory Trust V	April 23, 2034	4.0%	10,310

			$48,457

Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The outstanding balance of this subordinated debt was $5.0 million at March 31, 2004 and December 31, 2003.

Stockholders’ Equity

Stockholders’ equity was $56.0 million and $52.2 million at March 31, 2004 and December 31, 2003, respectively. The increase in stockholders’ equity was due primarily to net income for the three months ended March 31, 2004 of $3.0 million and other comprehensive income for the same period of $1.8 million, partially offset by common stock repurchases and dividends paid.

Liquidity

The Company relies on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers. Typical demands on liquidity are withdrawals from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 88.0% and 75.4% at March 31, 2004 and December 31, 2003, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of March 31, 2004, the Company has no outstanding balance on its $20.0 million of credit facility with a correspondent bank and a $2.0 million outstanding balance on its $42.0 million of unsecured borrowing lines with five correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of March 31, 2004, the Bank has a total borrowing capacity from FHLB of approximately $440.9 million and an outstanding advance balance of $237.0 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

Capital Resources

In the first quarter of 2004, the Company entered into a ten-year lease commencing in October 2004 for an office located in Corona, California to house its administrative functions. Under the terms of the lease, the Company has an option to purchase the premises any time during the second-year of the lease. Other than this lease, the Company or the Bank does not have any other significant commitments for capital expenditures as of March 31, 2004.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial condition or operating results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, as applicable, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2004, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table on the following page). At March 31, 2004, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 11.3%, 10.3% and 10.6%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At March 31, 2004, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 12.3%, 7.8%, and 8.0%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2004
Total capital to risk-weighted assets:
Bank	$108,572	11.3%	$77,200	8.0%	$96,500	10.0%
Consolidated	$119,521	12.3%	$77,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$99,249	10.3%	$38,600	4.0%	$57,900	6.0%
Consolidated	$75,655	7.8%	$38,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$99,249	10.6%	$37,600	4.0%	$47,000	5.0%
Consolidated	$75,655	8.0%	$37,700	4.0%	N/A	N/A

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.9%	$53,911	8.0%	$67,411	10.0%
Consolidated	$105,439	15.6%	$54,189	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.7%	$26,974	4.0%	$40,424	6.0%
Consolidated	$73,007	10.8%	$27,107	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.3%	$33,174	4.0%	$41,474	5.0%
Consolidated	$73,007	8.8%	$33,307	4.0%	N/A	N/A

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to general economic risks that could adversely impact its operating results and financial condition.

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
A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of March 31, 2004, approximately 94.9% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

Like other financial institutions, the Company’s operating results are largely dependent on its net interest income. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Its net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of its assets and liabilities, prepayments on its loans and investment securities and limits on increases in the rates of interest charged on its loans. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, investment securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

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

The Company is vulnerable to an increase in interest rates because its interest-earning assets generally have longer maturities than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect its net interest income. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

Interest Rates and Differentials

The Company’s earnings depend primarily upon the difference between the income it receives from its loan portfolio and investment securities and its cost of funds, principally interest paid on savings, time deposits and borrowings. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

Asset/Liability Management

The Bank earns income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank’s primary objective in managing its interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. The Bank intends to maintain interest-earning assets, comprised primarily of loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from interest rate changes.

A sudden and substantial increase or decrease in interest rates may adversely impact the Bank’s operating results to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Bank uses the Economic Value of Equity (“EVE”) or Earnings at Risk (“EAR”) to monitor its interest rate risk.

The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon.

The table below shows the estimated impact of changes in interest rates on EVE and EAR at March 31, 2004, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity			Earnings at Risk

Simulated		Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes		Dollar Change	Percentage Change	Dollar Change	Percentage Change

+ 200		$(10,975)	-10.0%	$5,409	10.1%
+ 100	$	(5,419)	-4.9%	$2,260	4.2%
- 100	$	(1,541)	-1.4%	$(2,266)	-4.2%
- 200	$	(1,485)	-1.4%	$(7,457)	-13.9%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base rate. The operating limits at March 31, 2004 decreased significantly as compared to December 31, 2003 primarily due to the significant growth in risk-weighted assets which in turn is primarily due to the growth in earning-assets. At March 31, 2004, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of March 31, 2004, management is not aware of any pending legal action or complaint asserted against the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of its equity securities during the three months ended March 31, 2004. The only class of equity securities the Company repurchased during the three months ended March 31, 2004 was the common stock of the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2004	13,700	$36.94	13,700	$4,610,000
February 1 - 29, 2004	-	N/A	-	$4,610,000
March 1 - 31, 2004	-	N/A	-	$4,610,000

Total	13,700	$36.94	13,700
____________________

(1)   In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, the Company approved an increase in its stock repurchase program of $5.0 million for a total amount of $7.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market and holds the repurchased shares as authorized but unissued shares. The Company’s stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4.0	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Certificate of Determination of Series A Preferred Stock (4)
4.2	Form of Warrant to Purchase Shares of Common Stock (4)
4.3	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.4	Form of Certificate of Determination of Series B Preferred Stock (5)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
11	Statement regarding computation of per share earnings. See Note 5 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
___________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the Commission on July 30, 2003.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the Commission on March 30, 2001.

*	Management contract or compensatory plan or arrangement.

b) Reports on Form 8-K:

The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004:

i)	January 12, 2004 – announcement by press release of the Company’s earnings for the fourth quarter and the year ended December 31, 2003

ii)	January 26, 2004 – announcement by press release of the Company’s quarterly cash dividend on its common stock

iii)	March 1, 2004 – announcement by press release of the Company’s quarterly cash dividend on its 5.6% Series B Noncumulative Convertible Preferred Stock

iv)	March 26, 2004 – announcement by press release of the Company’s issuance of Trust Preferred Securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2004.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

