Form 10-Q
period 2004-08-10
VINEYARD NATIONAL BANCORP
filed 2004-08-10
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 8,830,362 shares of common stock as of August 10, 2004.

1

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003,
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

PART I
ITEM I. FINANCIAL STATEMENTS
VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2004 AND DECEMBER 31, 2003

(Dollars in Thousands)	June 30,	December 31,
	2004	2003

	(unaudited)	(audited)
ASSETS
Cash and due from banks	$20,526	$18,842
Federal funds sold	-	39,400

Total Cash and Cash Equivalent	20,526	58,242

Investment securities, available-for-sale	157,386	202,068
Loans, net of unearned income	939,916	597,007
Less: Allowance for possible loan losses	(10,775)	(7,537)

Net Loans	929,141	589,470
Bank premises and equipment, net	10,323	9,435
Accrued interest	4,536	3,107
Federal Home Loan Bank and other stock, at cost	12,461	9,195
Deferred income tax asset	9,782	8,471
Other assets	11,052	7,812

TOTAL ASSETS	$1,155,207	$887,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$112,717	$94,162
Interest-bearing	691,825	509,164

Total Deposits	804,542	603,326

Federal Home Loan Bank advances and other borrowings	213,000	182,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	60,829	38,147
Guarantee of ESOP debt	6,997	-
Accrued interest and other liabilities	6,077	7,152

TOTAL LIABILITIES	1,096,445	835,625

COMMITMENTS AND CONTINGENCIES (Note #3)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series A - no par value, issued 50 shares; outstanding 0 and 50
shares in 2004 and 2003, respectively	-	2,450
Series B - no par value, issued 1,150,000 shares; outstanding
0 and 1,150,000 shares in 2004 and 2003, respectively	-	26,549
Common stock - no par value, authorized 15,000,000 shares;
issued and outstanding 8,830,356 and 6,291,430 shares
in 2004 and 2003, respectively	55,244	9,739
Additional paid-in capital	3,307	3,307
Unallocated ESOP shares	(6,997)	-
Stock dividends to be distributed	-	4,981
Retained earnings	13,409	8,237
Accumulated other comprehensive income	(6,201)	(3,088)

TOTAL STOCKHOLDERS' EQUITY	58,762	52,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,155,207	$887,800

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands, except per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$29,238	$12,058	$16,156	$6,772
Interest on investment securities	3,953	3,084	1,895	1,764
Interest on federal funds sold	47	69	5	45

TOTAL INTEREST INCOME	33,238	15,211	18,056	8,581

Interest Expense
Interest on savings deposits	44	33	21	17
Interest on NOW and money market deposits	2,956	1,561	1,595	859
Interest on time deposits in denominations of $100,000 or more	1,876	957	1,014	532
Interest on other time deposits	1,700	843	928	465
Interest on other borrowings	2,569	1,314	1,519	725

TOTAL INTEREST EXPENSE	9,145	4,708	5,077	2,598

NET INTEREST INCOME	24,093	10,503	12,979	5,983

Provision for Possible Loan Losses	(3,483)	(1,750)	(1,683)	(1,250)

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES	20,610	8,753	11,296	4,733

Other Income
Fees and service charges	924	662	486	341
Gain on sale of SBA loans and broker fee income	1,262	981	378	628
Net gain on sale of investment securities	207	1,571	-	972
Other income	136	113	26	52

TOTAL OTHER INCOME	2,529	3,327	890	1,993

Other Expense
Salaries and employee benefits	6,678	3,540	3,456	1,774
Occupancy expense of premises	1,097	544	555	296
Furniture and equipment	1,017	457	578	263
Other expenses	3,769	2,314	2,042	1,286

TOTAL OTHER EXPENSES	12,561	6,855	6,631	3,619

INCOME BEFORE INCOME TAXES	10,578	5,225	5,555	3,107
INCOME TAX PROVISION	4,324	2,136	2,270	1,272

NET INCOME	$6,254	$3,089	$3,285	$1,835

EARNINGS PER SHARE
BASIC	$0.82	$0.51	$0.42	$0.30

DILUTED	$0.71	$0.47	$0.37	$0.28

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited)

(Dollars in Thousands)
	Perpetual	Common Stock		Additional	Stock			Accumulated
					Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total

Balance December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958

Two-for-one stock split to be
distributed in August 2004		2,849,680							-
Stock options exercised		55,000	140						140
Purchase of treasury stock		(153,204)	(1,420)						(1,420)
Stock dividends distributed			2,024		(2,024)				-
Cash paid for fractional shares for
stock dividend distribution					(2)				(2)
Cash dividends paid on							(93)		(93)
preferred stock
Comprehensive income
Net Income						$3,089	3,089		3,089
Unrealized security
holding gains (net of
$546 tax provision)						779		779	779
Less reclassification
adjustment for realized
gains (net of $644 tax
provision)						(927)		(927)	(927)

Total comprehensive income						$2,941

Balance, June 30, 2003	$2,450	5,601,156	$6,796	$3,307	$-		$9,010	$(39)	$21,524

		Common Stock			Stock				Accumulated
	Perpetual			Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Income	Total

Balance December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237		$(3,088)	$52,175

Issuance of common stock		800,000	15,215							15,215
Stock options exercised		83,944	229							229
Purchase of treasury stock		(72,200)	(1,396)							(1,396)
Purchase of common stock
to pre-fund ESOP								$(6,997)		(6,997)
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock
to common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares for
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares for
stock dividend distribution					(15)					(15)
Cash paid in excess of cost to
redeem Series A preferred stock							(51)			(51)
Cash paid in excess of cost to
redeem and convert Series B
preferred stock							(17)			(17)
Cash dividends paid on common
stock							(312)			(312)
Cash dividends paid on preferred
stock							(702)			(702)
Comprehensive income
Net Income						$6,254	6,254			6,254
Unrealized security
holding losses (net of
$2,247 tax benefit)						(3,235)			(3,235)	(3,235)
Less reclassification
adjustment for realized
gains (net of $85 tax
provision)						122			122	122

Total comprehensive income						$3,141

Balance, June 30, 2004	$-	8,830,356	$55,244	$3,307	$-		$13,409	$(6,997)	$(6,201)	$58,762

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands)	Six Months Ended June 30,

	2004	2003
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net Income	$6,254	$3,089
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	890	354
Loss from disposal of property, plant & equipment	-	27
Investment securities accretion/amortization	216	223
Provision for possible loan losses	3,483	1,750
FHLB dividends	(176)	(90)
Amortization of intangible assets	83	27
Gain on sale of other real estate owned	(56)	-
Decrease/(increase) in deferred tax assets	851	(26)
Decrease in taxes payable	(688)	(1,134)
Increase in other assets	(3,296)	(936)
Decrease in cash surrender value of life insurance policies	29	8
Gain on sale of investment securities	(207)	(1,571)
Decrease in loans held for sale	-	977
Increase in unearned loan fees	7	853
Increase in interest receivable	(1,429)	(835)
Increase/(decrease) in interest payable	211	(49)
Decrease in accrued expense and other liabilities	(598)	(632)

Total Adjustment	(680)	(1,054)

Net Cash Provided By Operating Activities	5,574	2,035

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed
securities available-for-sale	26,029	176,843
Proceeds from maturities/calls of investment securities
available-for-sale	-	10,000
Proceeds from principal reductions and maturities of
mortgage-backed securities	13,369	6,574
Purchase of investment securities available-for-sale	-	(30,002)
Purchase of mortgage-backed securities available-for-sale	-	(253,823)
Purchase of Federal Home Loan Bank & other stock	(3,090)	(4,196)
Recoveries on loans previously written off	72	13
Net loans made to customers and principal
collection of loans	(343,233)	(140,291)
Capital expenditures	(1,778)	(1,139)

Net Cash Used In Investing Activities	(308,631)	(236,021)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	103,270	76,387
Net increase in certificates of deposits	97,946	69,838
Proceeds from issuance of junior subordinated debentures	22,682	-
Net change in Federal Home Loan Bank advances
and other borrowings	31,000	80,000
Issuance of common stock	15,215	-
Purchase of treasury stock	(1,396)	(1,420)
Redemption of Series A preferred stock (including
cash paid in excess of cost)	(2,501)	-
Redemption of Series B preferred stock (including
cash paid in excess of cost)	(73)	-
Dividends paid on preferred stock	(702)	(93)
Dividends paid on common stock	(312)	-
Cash paid on fractional shares of stock dividend	(15)	(2)
Cash paid on fractional shares of preferred stock conversion	(2)	-
Stock options exercised	229	140

Net Cash Provided By Financing Activities	265,341	224,850

Net Decrease in Cash and Cash Equivalents	(37,716)	(9,136)

Cash and Cash Equivalents, Beginning of year	58,242	33,362

Cash and Cash Equivalents, End of period	$20,526	$24,226

Supplemental Information
Net change in unrealized loss on investment securities	$5,275	$254

Interest paid	$8,933	$4,086

Income tax paid	$4,160	$4,420

See accompanying notes to financial statements.

Note #1 – Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2004 and December 31, 2003, results of operations for each of the six and three months ended June 30, 2004 and 2003, and the results of cash flows for each of the six months ended June 30, 2004 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2003 Annual Report to shareholders. The results for each of the six months ended June 30, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

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

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, and Vineyard Statutory Trust VI (collectively, the “Trusts”), using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statements of income.

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

In March 2004, FASB issued an exposure draft of a proposed SFAS, Share-Based Payment, an amendment of Statements No. 123 and 95, for public comment. This proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transaction using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement would neither change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Comments on this exposure draft were due on June 30, 2004. The FASB board is currently analyzing the comments relating to this exposure draft and a final Statement is expected to be issued in the fourth quarter of 2004. The Company will continue to monitor the status of exposure draft and will determine its impact on the financial condition or operating results of the Company.

Note #2 – Junior Subordinated Debentures

In December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $10.3 million, $10.3 million, $5.2 million and $12.4 million, respectively, with effective interest rates of 4.02%, 4.19%, 4.49% and 4.71% as of June 30, 2004, respectively, to Vineyard Statutory Trust IV, III, II, and I, respectively.

On March 25, 2004, the Company issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to Vineyard Statutory Trust V, a statutory trust created under the laws of the State of Connecticut. The Debt Securities are subordinated to effectively all borrowings of the Company except for similar debt securities issued to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III and Vineyard Statutory Trust IV. The Debt Securities are due and payable on April 23, 2034. Interest is payable quarterly at a rate of 3-Month LIBOR plus 2.85% for an effective rate of 3.96% as of June 30, 2004. The Debt Securities can be called at any time commencing on April 7, 2009, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $310,000 in Vineyard Statutory Trust V. The balance of the equity of Vineyard Statutory Trust V is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet.

On May 18, 2004, the Company issued $12.4 million of Debt Securities to Vineyard Statutory Trust VI, a statutory trust created under the laws of the State of Connecticut. The Debt Securities are subordinated to effectively all borrowings of the Company except for similar debt securities issued to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV and Vineyard Statutory Trust V. The Debt Securities are due and payable on July 23, 2034. Interest is payable quarterly at a rate of 3-Month LIBOR plus 2.85% for an effective rate of 4.11% as of June 30, 2004. The Debt Securities can be called at any time commencing on July 23, 2009, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $372,000 in Vineyard Statutory Trust VI. The balance of the equity of Vineyard Statutory Trust VI is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet.

Under FIN 46 and FIN 46R, the Company is not allowed to consolidate statutory trusts into the Company’s Consolidated Financial Statements. Hence, the Company has excluded the Trusts from its Consolidated Financial Statements. The Federal Reserve Board (the “FRB”) has ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The FRB is evaluating the capital impact from FIN 46 and FIN 46R but has not issued any final ruling. As of June 30, 2004, the Company has included the qualifying junior subordinated debentures in its Tier 1 Capital for regulatory capital purposes.

Note #3 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At June 30, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan funds were $429.0 million and $361.4 million, respectively, and obligations under standby and commercial letters of credit were $0.7 million for both periods.

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

Note #4 – Dividends

On December 23, 2002, the Company declared a 5% common stock dividend paid on January 15, 2003 to shareholders of record as of December 23, 2002. Additionally, on December 23, 2003, the Company declared a 5% common stock dividend paid on January 26, 2004 to shareholders of record as of January 12, 2004. All shares and per share data have been retroactively adjusted to reflect these stock dividends.

On April 26, 2004, the Company declared a $0.05 per share cash dividend paid on May 24, 2004 to common stock shareholders of record as of May 14, 2004. During the first quarter of 2004, the Company declared and paid cash dividends of $0.04 per common share. The total amount of cash dividends on common stock paid during the six months ended June 30, 2004 was $0.3 million.

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

The EPS was adjusted to reflect a 2 for 1 stock split declared in July 2004 and payable in August 2004, and 5% stock dividends paid in January 2004 and January 2003.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Six Months Ended June 30,				Three Months Ended June 30,

	2004		2003		2004		2003

	Income	Shares	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$6,254		$3,089		$3,285		$1,835
Less preferred stock dividends	(702)		(93)		(256)		(43)
Less excess cost to redeem
preferred stock	(68)		-		(68)		-
Shares outstanding at end of period		8,830,356		5,881,214		8,830,356		5,881,214
Unallocated ESOP shares		(149,000)		-		(149,000)		-
Impact of weighting shares (issued)/
purchased during the period		(2,000,771)		50,233		(1,637,130)		14,357

Used in Basic EPS	$5,484	6,680,585	$2,996	5,931,447	$2,961	7,044,226	$1,792	5,895,571
Plus anti-dilutive effect of Series B
dividends and redemption	651		-		249		-
Dilutive effect of outstanding
stock options and warrants		1,988,197		480,894		1,540,001		515,460

Used in diluted EPS	$6,135	8,668,782	$2,996	6,412,341	$3,210	8,584,227	$1,792	6,411,031

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), to stock based employee compensation:

(Dollars in Thousands, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net income:
As reported	$6,254	$3,089	$3,285	$1,835
Less: preferred stock dividend	(702)	(93)	(256)	(43)
Less: excess cost to redeem preferred stock	(68)	-	(68)	-
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(79)	(169)	(16)	(80)

Pro forma net income - used in basic EPS	5,405	2,827	2,945	1,712
Add: anti-dilutive effects of Series B dividends
and redemption	651	-	249	-

Pro forma net income - used in diluted earnings per share	$6,056	$2,827	$3,194	$1,712

Weighted average shares outstanding - basic	6,680,585	5,931,447	7,044,226	5,895,571
Weighted average shares outstanding - diluted	8,668,782	6,412,341	8,584,227	6,411,031

Basic EPS
As reported	$0.82	$0.51	$0.42	$0.30
Pro forma	$0.81	$0.48	$0.42	$0.29

EPS - assuming dilution
As reported	$0.71	$0.47	$0.37	$0.28
Pro forma	$0.70	$0.44	$0.37	$0.27

The following table sets forth the information that was used in calculating the Company’s book value per common share as of June 30, 2004 and December 31, 2003:

	As of

	June 30, 2004 (1)	December 31, 2003 (1)

Period-end shares outstanding
Basic	8,830,356	6,291,430
Dilutive Series B Preferred Stock	-	1,730,934

Used in book value per common stock,
assuming conversion of Series B Preferred Stock	8,830,356	8,022,364

Book value per common stock, basic	$6.65	$3.68
Book value per common stock, assuming
conversion of Series B Preferred Stock	$6.65	$6.20
_____________________

(1) Number of shares and per share data reflect the 2 for 1 stock split declared in July 2004 and payable in August 2004.

Note #6 – Employee Stock Ownership Plan

During April 2004, the Company’s Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (the “ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of the Company’s eligible full-time employees. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payment to be made. The amount of shares allocated under the ESOP is based on the employee’s annual compensation and such shares become fully vested to employees upon the completion of five years of service. ESOP participants are entitled to receive distributions from the ESOP account generally upon termination of service, which includes retirement and death. No shares held by the ESOP were allocated as of June 30, 2004.

To fund the purchase in the open market of shares of common stock of the Company, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank. The ESOP loan bears a floating interest rate of 0.5% over the national prime rate and matures in ten years starting on the date of initial advance. The effective rate of the loan was 4.5% as of June 30, 2004. The outstanding balance of the ESOP loan is collateralized by the assets of the ESOP and guaranteed by the Company. Dividends paid on the shares owned by the ESOP will be used to pay off the loan.

The ESOP has used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market, representing 3.4% of the total number of common shares outstanding. Upon distribution of the 2 for 1 stock split, declared in July 2004 and payable in August 2004, there will be 298,000 total shares held by the ESOP. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of stockholders’ equity. Upon allocation of the shares, allocated shares of the ESOP will be charged to compensation expense based on the fair value of the shares transferred.

Note #7 – Redemption and Conversion of Preferred Stock

On April 19, 2004, the Company announced that it would redeem all 50 outstanding shares of its 7.0% Series A Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to their terms on May 19, 2004. On May 19, 2004, the Company redeemed the 50 outstanding shares at a redemption price of $50,000 per share plus accrued interest, for an aggregate approximate amount of $2.5 million.

Pursuant to the provisions of the Certificate of Determination of the Company’s 5.6% Series B Non-cumulative Convertible Preferred Stock (“Series B Preferred Stock”), the Company had the option to redeem the Series B Preferred Stock at any time upon the achievement of certain price levels of its common stock. In April 2004, the Company’s common stock price satisfied these requirements. On May 4, 2004, the Company announced that it would redeem all 1,150,000 outstanding shares of its Series B Preferred stock on June 3, 2004. Holders of the Series B Preferred Stock had the right to convert their shares of Series B Preferred Stock into share of common stock. Prior to the redemption date, 1,147,595 shares of Series B Preferred Stock elected to convert into shares of common stock. On June 3, 2004, the Company redeemed the remaining 2,405 shares of its Series B Preferred Stock outstanding at a redemption price of $25.00 per share, plus declared and unpaid dividends, for an aggregate approximate amount of $0.3 million. Prior to redemption, the Series B Preferred Stock was traded on the American Stock Exchange.

Note #8 – Sale of Capital Stock in Private Placement

During June 2004, the Company issued and sold 400,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants to purchase up to 80,000 additional shares of common stock. The warrants entitle the holders to exercise their warrants and purchase shares of common stock for $50.00 per share (the “Exercise Price”) at any time through June 21, 2011 (the “Expiration Date”). As of June 30, 2004, assuming retroactive adjustment of the 2 for 1 stock split, declared in July 2004 and payable in August 2004, there are 160,000 warrants outstanding with an exercise price of $25.00 per share. Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between the Exercise Price and the average closing sale price for the common shares over the five trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the warrants on a net share basis, provided certain conditions are satisfied. As of June 30, 2004, there have been no exercises of warrants and all warrants issued remain outstanding. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds will be used by the Company for general corporate purposes.

During July 2004, the Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants.

Note #9 – Subsequent Event

On July 21, 2004, the Company announced an increase in its quarterly cash dividend to $0.06 per share, payable on August 23, 2004, to shareholders of record as of August 13, 2004. In addition, the Board of Directors of the Company declared a 2 for 1 stock split payable on August 30, 2004 to shareholders of record on August 20, 2004. The stock split will require a retroactive restatement of all historical per share data. Therefore, all shares and per share data have been adjusted to reflect this event.

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

At June 30, 2004, the Company had consolidated total assets of $1.2 billion, total deposits of $804.5 million and consolidated stockholders’ equity of $58.8 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

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

  In 2001, the Bank began originating high-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $1.0 million to $2.5 million. The Bank’s single-family residential coastal construction loans amounted to $298.2 million and $212.7 million at June 30, 2004 and December 31, 2003, respectively.

  In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $106.5 million and $104.5 million at June 30, 2004 and December 31, 2003, respectively.

  In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. SBA loans amounted to $14.4 million and $15.1 million at June 30, 2004 and December 31, 2003, respectively. Religious loans amounted to $21.7 million and $15.9 million at June 30, 2004 and December 31, 2003, respectively. The Bank anticipates increasing the origination of these types of loans.

  In 2003, the Bank established an income-property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. The outstanding balance of loans generated from this division amounted to $26.0 million and $2.4 million for commercial real estate loans and $172.4 million and $19.6 million for residential real estate loans at June 30, 2004 and December 31, 2003, respectively. The increase in residential real estate loans during the six months ended June 30, 2004 is primarily due to the purchase of an apartment loan pool in the amount of $85.0 million.

  The Bank’s core deposit franchise is built around the community banking system. In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s expansion effort has resulted in deposit growth of 33.4% for the six months ended June 30, 2004 and 109.8% for the year ended December 31, 2003. Consolidated total deposits amounted to $804.5 million and $603.3 million at June 30, 2004 and December 31, 2003, respectively. Non-interest bearing demand deposits amounted to $112.7 million and $94.2 million at June 30, 2004 and December 31, 2003, respectively.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank’s growth in loans, net of unearned income and deferred fees, was 57.4% for the six months ended June 30, 2004 and 135.7% for the year ended December 31, 2003.

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

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. The Bank opened a new banking center in Corona, California during the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service banking center during the fourth quarter of 2003. In addition, the Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. The Company’s acquisition of Southland Bank was consummated in July 2003. As a result of the acquisition, the Company acquired a banking center in Irwindale, California.

In early 2004, the Bank opened a new SBA loan production office in Anaheim, California and entered into a lease commencing in October 2004 in Corona, California to support its infrastructure and house its administration including credit administration, central operations, data center, training facilities, amongst other departments.  In addition to the Corona lease, the Company entered into a lease agreement for an office building in San Rafael, California, as part of the Company's strategic plan to facilitate administrative office functions in that local region.  Additionally, in early 2004, the Bank relocated its banking center located in Blue Jay, California to Lake Arrowhead, California. These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion.

Asset Growth. The Company’s total assets as of June 30, 2004 were $1.2 billion as compared to $887.8 million as of December 31, 2003. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At June 30, 2004, the Company had $0.2 million of non-performing loans and no other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

Results of Operations

During the three and six months ended June 30, 2004, operating results demonstrated a significant growth over the same periods in 2003 as the volume of earning assets increased. The growth in the Company’s earning assets is funded by growth in deposits, increased borrowings, and issuances of common stock and junior subordinated debentures.

Net income for the three months ended June 30, 2004 and 2003 was $3.3 million and $1.8 million, respectively, representing an increase of 79.0% for the three months ended June 30, 2004 as compared to the same period in 2003. Net income increased 102.5% over the six months ended June 30, 2004 as compared to the same period in 2003, as net income for the six months ended June 30, 2004 and 2003 was $6.3 million and $3.1 million, respectively. The increase in net income was primarily due to an increase in interest income generated from a higher level of loans which was partially offset by an increase in interest expense incurred from a higher level of deposits and a higher provision for possible loan losses. On a per diluted share basis, net income was $0.37 and $0.28 for the three months ended June 30, 2004 and 2003, and $0.71 and $0.47 for the six months ended June 30, 2004 and 2003, respectively. Prior period earnings per share were adjusted for the Company’s July 2004 declaration of a 2 for 1 stock split payable in August 2004 and 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before provision for possible loan losses increased by $7.0 million or 116.9% for the three months ended June 30, 2004 as compared with the same period in 2003. Non-interest income decreased by $1.1 million or 55.3% for the three months ended June 30, 2004 as compared to the same period in 2003. Thus, total net revenue (defined as net interest income before provision for possible loan losses and non-interest income) for the three months ended June 30, 2004 increased by $5.9 million or 73.9% as compared to the same period in 2003.

The Company’s net interest income before provision for possible loan losses increased by $13.6 million or 129.4% for the six months ended June 30, 2004 as compared with the same period in 2003. Non-interest income decreased by $0.8 million or 24.0% for the six months ended June 30, 2004 as compared to the same period in 2003. Thus, total net revenue for the six months ended June 30, 2004 increased by $12.8 million or 92.5% as compared to the same period in 2003.

Total non-interest expense was $6.6 million and $3.6 million for the three months ended June 30, 2004 and 2003, respectively, and $12.6 million and $6.9 million for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $3.0 million or 83.2% and $5.7 million or 83.2% for the three months and six month periods, respectively. The largest item contributing to non-interest expense was salaries and employee benefits which represented approximately 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for possible loan losses plus non-interest income, increased from 45.4% for the three months ended June 30, 2003 to 47.8% for the same period in 2004. The efficiency ratio decreased from 49.6% for the six months ended June 30, 2003 to 47.2% for the same period in 2004.

For the three months ended June 30, 2004 and 2003, the provision for federal and state income taxes was $2.3 million and $1.3 million, respectively. The provision for federal and state income taxes was $4.3 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively. These provisions for income taxes represent an effective tax rate of 40.9% for all periods.

The quality of the Company’s loan portfolio continued to perform well, sustaining only $0.2 million in net charge-offs for the three and six months ended June 30, 2004 and approximately $3,000 and $13,000 in net recoveries for the same periods in 2003, respectively. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $1.7 million and $3.5 million for the three months and six months ended June 30, 2004, respectively, as compared to $1.3 million and $1.8 million for the same periods in 2003, respectively. The allowance for possible loan losses was $10.8 million or 1.1% of gross loans at June 30, 2004 as compared to $4.8 million or 1.2% of gross loans at June 30, 2003. At June 30, 2004, the Company had $0.2 million of non-performing loans and no other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

Net Interest Income

The Company’s earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings. The net interest margin is the net interest income divided by the average interest-earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings; and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate loans.

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in lower yielding earning assets into higher yielding earning assets. During the past three years, the Company has deployed its excess liquidity previously invested in federal funds into mortgage-backed securities with relatively shorter duration and higher cash flow components. The investment portfolio is classified as available-for-sale and securities can be sold at any time. Accordingly, investment securities increased significantly as compared to three years ago. During the three and six months ended June 30, 2004, investment securities decreased as excess liquidity was shifted to higher yielding loans. The Company will continue to adjust/refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest margin.

Total interest income for the three months ended June 30, 2004 and 2003 was $18.1 million and $8.6 million, respectively, while total interest expense was $5.1 million and $2.6 million for the same periods, respectively. Therefore, the net interest income was $13.0 million and $6.0 million, respectively, for the same periods.

Total interest income for the six months ended June 30, 2004 and 2003 was $33.2 million and $15.2 million, respectively, while total interest expense was $9.1 million and $4.7 million for the same periods, respectively. Therefore, the net interest income was $24.1 million and $10.5 million, respectively, for the same periods.

The net interest margin for the three and six months ended June 30, 2004 was 4.8% for both periods as compared to 4.7% for the same periods in 2003, which represents increases of 10 basis points as the cost of funds decreased.

For the three and six months ended June 30, 2003, the national prime rate (the “prime rate”) averaged 4.25%. For the same periods ended June 30, 2004, the prime rate was an average 4.00% which represents a 25 basis point decrease. As new loans are generated or certain existing loans are repriced, the new loans bear lower interest rates due to the declining interest rate environment. The loan fees generated by new loans, which are deferred and amortized over the life of the loans, partially offset the decrease in loan yields. Construction loans and commercial real estate loans generate the majority of loan fee income. As the Company continues to emphasize single-family coastal and tract home construction loans, the volume of construction fees has increased significantly for the three and six months ended June 30, 2004 and 2003. Construction loans generally have a duration of 12 months and as the level of construction loans continues to grow, the yield on the loan portfolio increases. For the three months ended June 30, 2004, loan fee income represented $2.4 million or 14.6% of the $16.2 million in interest and fees on loans. For the three months ended June 30, 2003, loan fee income was $1.0 million or 14.3% of the $6.8 million in interest and fees on loans. For the six months ended June 30, 2004, loan fee income represented $4.7 million or 16.0% of the $29.2 million in interest and fees on loans. For the six months ended June 30, 2003, loan fee income was $1.6 million or 13.1% of the $12.1 million in interest and fees on loans.

For the three and six months ended June 30, 2004, the Company has experienced a decrease in its yield on each type of interest-earning assets as a result of the declining interest rate environment of that period but was able to manage the overall yield on its total interest-earning assets by strategically deploying funds in higher yielding loans rather than lower yielding investment securities. As a result, yields on total interest-earning assets decreased nominally from 6.7% and 6.8% for the three and six months ended June 30, 2003, respectively, to 6.6% for the same periods in 2004. The Company’s average loan balances were 83.0% and 80.0% of total average interest-earning assets for the three and six months ended June 30, 2004, respectively, as compared to 68.7% and 69.6% of total average interest-earning assets for the same periods in 2003, respectively.

Cost of funds decreased from 2.3% and 2.4% for the three and six months ended June 30, 2003, respectively, to 2.1% for the same periods in 2004, as a result of the declining interest rate environment of that period. Despite the declining interest rate environment, the Company continues to offer competitive-rate products in its banking communities to attract and retain core-deposit customers while reducing the cost of funds.

Interest expense on deposits totaled $3.6 million and $6.6 million for the three and six months ended June 30, 2004, respectively, as compared to $1.9 million and $3.4 million for the same periods in 2003, respectively, representing increases of $1.7 million and $3.2 million, respectively. The decrease in interest rates partially offset the increase in interest expense associated with an increase in the Company’s interest-bearing deposits. Average non-interest bearing deposits increased from $63.4 million and $61.8 million for the three and six months ended June 30, 2003, respectively to $112.5 million and $105.9 million for the same periods in 2004, respectively.

The average interest rate on Federal Home Loan Bank (“FHLB”) and other borrowings decreased from 1.7% and 1.8% for the three and six months ended June 30, 2003, respectively, to 1.5% and 1.4% for the same periods ended June 30, 2004, respectively, as interest rates decreased during that period as discussed above.

To support the Bank’s growth, the Company also issued debt securities. The cost of funds for the debt securities is generally higher than the costs of funds from deposits and FHLB borrowings. In May 2004, March 2004, December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $12.4 million, $10.3 million, $10.3 million, $10.3 million, $5.2 million and $12.4 million through the Trusts, respectively. Additionally, the Company issued $5.0 million in subordinated debt in December 2002. These debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis. The Company also has a $5.0 million outstanding balance under a $20.0 million credit facility with a correspondent bank as of June 30, 2004.

The following tables present the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2004 and 2003, respectively. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended June 30,

	2004			2003

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$911,682	$16,156	7.1%	$351,252	$6,772	7.7%
Investment securities (1)	172,744	1,802	4.2%	138,988	1,701	4.9%
Federal funds sold	2,042	5	1.0%	15,867	45	1.1%
Other investments	12,418	93	3.0%	5,170	63	4.9%

Total interest-earning assets	1,098,886	18,056	6.6%	511,277	8,581	6.7%

Other assets	44,997			24,804
Less: allowance for possible loan losses	(10,092)			(4,036)

Total average assets	$1,133,791			$532,045

Liabilities and Stockholders' Equity
Savings deposits (2)	$342,548	1,616	1.9%	$175,846	876	2.0%
Time deposits	326,055	1,942	2.4%	137,192	997	2.9%
Subordinated debt	5,000	55	4.4%	5,000	58	4.7%
Junior subordinated debentures	54,439	603	4.5%	17,000	214	5.0%
Short term borrowings	237,285	861	1.5%	109,146	453	1.7%

Total interest-bearing liabilities	965,327	5,077	2.1%	444,184	2,598	2.3%

Demand deposits	112,474			63,370
Other liabilities	6,567			3,668

Total average liabilities	1,084,368			511,222
Stockholders' equity	49,423			20,823

Total liabilities and
stockholders' equity	$1,133,791			$532,045

Net interest spread (3)			4.5%			4.4%

Net interest income
and net interest margin (4)		$12,979	4.8%		$5,983	4.7%

(Dollars in Thousands)	Six Months Ended June 30,

	2004			2003

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans	$804,980	$29,238	7.3%	$315,767	$12,058	7.7%
Investment securities (1)	179,648	3,770	4.2%	121,981	2,986	4.9%
Federal funds sold	10,224	47	0.9%	11,942	68	1.1%
Other investments	10,879	183	3.4%	3,994	99	5.0%

Total interest-earning assets	1,005,731	33,238	6.6%	453,684	15,211	6.8%

Other assets	43,566			24,790
Less: allowance for possible loan losses	(9,079)			(3,597)

Total average assets	$1,040,218			$474,877

Liabilities and Stockholders' Equity
Savings deposits (2)	$320,365	3,000	1.9%	$160,552	1,594	2.0%
Time deposits	298,618	3,576	2.4%	120,366	1,800	3.0%
Subordinated debt	5,000	111	4.5%	5,000	116	4.7%
Junior subordinated debentures	46,689	1,038	4.5%	17,000	441	5.2%
Short term borrowings	205,107	1,420	1.4%	85,715	757	1.8%

Total interest-bearing liabilities	875,779	9,145	2.1%	388,633	4,708	2.4%

Demand deposits	105,868			61,828
Other liabilities	6,983			3,816

Total average liabilities	988,630			454,277
Stockholders' equity	51,588			20,600

Total liabilities and
stockholders' equity	$1,040,218			$474,877

Net interest spread (3)			4.5%			4.4%

Net interest income
and net interest margin (4)		$24,093	4.8%		$10,503	4.7%

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

Provision for Possible Loan Losses

For the three months ended June 30, 2004 and 2003, the provision for possible loan losses was $1.7 million and $1.3 million, respectively. Total provision for possible loan losses was $3.5 million for the six months period ended June 30, 2004 compared to $1.8 million for the same period in 2003. Provision for possible loan losses was increased to support the increasing loan balances for the periods as well as to reflect the inherent risks of construction and commercial loans.

The Company’s allowance for possible loan losses was $10.8 million and $7.5 million at June 30, 2004 and December 31, 2003, respectively. Additions to the allowance are affected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. Net loan charge-offs for the three and six months ended June 30, 2004 were $0.2 million as compared to net loan recoveries of approximately $3,000 and $13,000 for the same periods in 2003, respectively. The increase in net loan charge-offs is directly correlated to the higher loan balance as of June 30, 2004 as compared to June 30, 2003.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond controls of management.

Non-Interest Income

Non-interest income for the three months ended June 30, 2004 and 2003 was $0.9 million and $2.0 million, respectively. This represents a decrease of $1.1 million or 55.3%. Non-interest income for the six months ended June 30, 2004 and 2003 was $2.5 million and $3.3 million, respectively. This represents a decrease of $0.8 million or 24.0%. The decrease in non-interest income was primarily due to a decrease in net gains from sale of investment securities, which was partially offset by an increase in fees and service charges relating to loans and deposit accounts.

The Company generally sells the guaranteed portions of SBA loans originated. Those SBA loans sold, combined with broker fee income associated with SBA loans, generated gains amounting to $0.4 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively. Gain on SBA loan sales and broker fee income totaled $1.3 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

Income from fees and service charges was $0.5 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase in income from fees and service charges is primarily due to the increased volume of loans and deposits.

For the three and six months ended June 30, 2004, net gains from the sale of investment securities amounted to $0 and $0.2 million, respectively, and totaled $1.0 million and $1.6 million for the same periods in 2003, respectively. The Company determined not to sell any investments during the second quarter of 2004, thereby decreasing the gain on sale of investment securities.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended June 30, 2004 and 2003 was $6.6 million and $3.6 million, respectively. This represents an increase of $3.0 million or 83.2%. For the six months ended June 30, 2004 and 2003, non-interest amounted to $12.6 million and $6.9 million, respectively, representing an increase of $5.7 million or 83.2%. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses, and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in the past three years, while providing the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $1.7 million or 94.8% to $3.5 million for the three months ended June 30, 2004 as compared to the same period in 2003 and by $3.1 million or 88.6% to $6.7 million for the six months ended June 30, 2004 as compared to the same period in 2003.

Occupancy expense amounted to $0.6 million and $1.1 million for the three and six months ended June 30, 2004, respectively, in comparison to $0.3 million and $0.5 million for the same periods in 2003. This represents an increase of $0.3 million or 87.5% and $0.6 million or 101.7% over the same prior periods, respectively. The increase in occupancy expense is primarily due to the Company’s expansion. The Bank opened a banking center in Corona, California during the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service banking center in the fourth quarter of 2003. In the third quarter of 2003, the Bank opened a loan production office in Irvine, California and acquired a banking center in Irwindale, California from an acquisition. In addition, the lease for the Beverly Hills SBA loan production office was replaced by a new lease for an office located in Anaheim, California in the first quarter of 2004.  Additionally, in early 2004, the Company entered into a lease agreement for an office building in San Rafael, California, as part of the Company's strategic plan to facilitate administrative office functions in that local region.

As the Company continues to expand its banking network, expenses related to furniture and fixtures also increased. Expenses related to furniture and fixtures were $0.6 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, which represents an increase of $0.3 million or 119.8% over the prior period. Furniture and fixture expenses amounted to $1.0 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $0.5 million or 122.5% over the prior period.

Other non-interest expense was $2.0 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. This represents an increase of $0.7 million or 58.8% over the prior period. Other non-interest expense was $3.8 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $1.5 million or 62.9% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business. All categories of other non-interest expense increased, including marketing, data processing, professional services, office supplies, insurance, telephone and administrative expenses due to the increases in the number of employees and the volume of loan and deposit production.

The following is a breakdown of other non-interest expense for the six and three months ended June 30, 2004 and 2003:

(Dollars in Thousands)	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Other non-interest expense:
Data processing	$369	$319	$185	$153
Marketing expenses	528	228	317	123
Professional expenses	655	456	383	282
Office supplies, postage and telephone	717	436	370	236
Insurance and assessment expense	191	147	96	78
Administrative expense	261	124	110	58
Other	1,048	604	581	356

Total other non-interest expense	$3,769	$2,314	$2,042	$1,286

Financial Condition

Assets

At June 30, 2004, total assets increased $267.4 million or 30.1% to $1.2 billion from $887.8 million at December 31, 2003. Assets were comprised primarily of $939.9 million in loans, net of unearned income, and $157.4 million in investment securities, available-for-sale at June 30, 2004. This represents an increase of $342.9 million or 57.4% in loans, net of unearned income, and a decrease of $44.7 million or 22.1% in investment securities, available-for-sale from December 31, 2003. The increase in loans was further offset by a decrease of $39.4 million in federal funds sold between December 31, 2003 and June 30, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $157.4 million or 13.6% of total assets at June 30, 2004 and $202.1 million or 22.8% of total assets at December 31, 2003. The Company’s securities portfolio decreased during the six months ended June 30, 2004 as results of sales and principal paydowns of securities.

The amortized cost and fair values of investment securities, available-for-sale at June 30, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. agency securities	$10,690	$-	$(978)	$9,712
Mortgage-backed securities	155,199	-	(9,503)	145,696
Mutual funds	2,006	-	(28)	1,978

Total	$167,895	$-	$(10,509)	$157,386

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2003 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. agency securities	$10,359	$-	$(454)	$9,905
Mortgage-backed securities	194,943	287	(5,067)	190,163
Mutual funds	2,000	-	-	2,000

Total	$207,302	$287	$(5,521)	$202,068

The amortized cost and fair values of investment securities, available-for-sale at June 30, 2004, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Securities
	Available-for-Sale

	Amortized
	Cost	Fair Value
Due after 10 years
U.S. agency securities	$10,690	$9,712
Mortgage-backed securities	155,199	145,696
Mutual funds	2,006	1,978

	$167,895	$157,386

Proceeds from sales of investment securities, available-for-sale during the six months ended June 30, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at June 30, 2004 is $6.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Proceeds from sales of investment securities, available-for-sale during the six months ended June 30, 2003 were $176.8 million. Gross gains on those sales were $1.6 million. Included in stockholders’ equity at December 31, 2003 is $3.1 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $155.4 million and $200.1 million at June 30, 2004 and December 31, 2003, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company continued to experience significant growth in its loan portfolio during the second quarter of 2004. Loans, net of unearned income, increased by $342.9 million or 57.4% from $597.0 million at December 31, 2003 to $939.9 million at June 30, 2004. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Riverside, San Diego, San Bernardino and Los Angeles counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of

	June 30,	December 31,
	2004	2003

Commercial, financial and agricultural	$35,795	$26,827
Real estate construction:
Singe-family coastal	298,215	212,727
Singe-family tract	106,495	104,511
Commercial	28,954	20,947
Real estate mortgage:
Commercial	185,709	153,632
Multi-family residential	186,873	27,986
Land	45,228	15,030
All other residential	51,762	32,856
Installment loans to individuals	3,190	4,887
All other loans (including overdrafts)	127	29

	942,348	599,432
Unearned premium (discount) on loans	644	(5)
Deferred loan fees	(3,076)	(2,420)

Loans, Net of Unearned Income	$939,916	$597,007

During the six months ended June 30, 2004, the income-property lending division purchased an apartment loan pool in the amount of $85.0 million which contributed to the increase in multi-family residential real estate mortgage loans.

The Bank originates SBA loans and generally sells the guaranteed portion of SBA loans to governmental agencies and institutional investors. At June 30, 2004 and December 31, 2003, SBA loans totaled $14.4 million and $15.1 million, respectively, net of unpaid principal balance of SBA loans sold in the amount of $20.5 million and $12.9 million, respectively.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at June 30, 2004 and December 31, 2003, was $1.1 million and $0.8 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2004	December 31, 2003

Servicing rights capitalized	$331	$721
Servicing rights amortized	$78	$82
Valuation allowances	$-	$-

The Bank had approximately $259.6 million and $67.5 million in loans pledged to secure FHLB borrowings at June 30, 2004 and December 31, 2003, respectively.

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

Transactions in the reserve for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2004	December 31, 2003

Balance, beginning of year	$7,537	$3,003
Credit from acquisition of Southland Business Bank	-	895
Recoveries on loans previously charged off	72	72
Loans charged off	(317)	(143)
Provision charged to operating expense	3,483	3,710

Balance, end of period	$10,775	$7,537

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

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of

	June 30,	December 31,
	2004	2003

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$93	$-
Real estate	-	-
Installment loans to individuals	-	-

Total loans past due more than 90 days	$93	$-

Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$148	$173
Real estate	-	-
Installment loans to individuals	-	-

Total non-accrual loans	$148	$173

Total non-performing loans	$241	$173

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of

	June 30,	December 31,
	2004	2003

Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	161	173

Total impaired loans	$161	$173

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2004	December 31, 2003

Average recorded investment in impaired loans	$342	$97
Cash receipts applied to reduce principal balance	$54	$-
Interest income recognized for cash payments	$-	$-

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $8,000, $31,000, and $11,000 for the three and six months ended June 30, 2004 and for the year ended December 31, 2003, respectively.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $201.2 million or 33.4% from $603.3 million at December 31, 2003 to $804.5 million at June 30, 2004. The increase was primarily due to an increase of $85.4 million or 36.0% in money market accounts and an increase of $97.9 million or 42.6% in time deposits (“TCD’s”) over the period.

As of June 30, 2004, the Company’s deposits were comprised of 14.0% in non-interest bearing deposits, 45.2% in money market, NOW and savings deposits, and 40.8% in TCD’s, while the composition of deposits was 17.1%, 45.8% and 37.1%, respectively, at December 31, 2003.

At June 30, 2004, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$28,793
Over three through twelve months	113,896
Over one through five years	27,135

$169,824

Borrowings

The Company utilizes borrowings as a source of funds, such as FHLB advances, federal funds purchased, issuances of junior subordinated debentures and lines of credit.

In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was a $5.0 million outstanding balance under the credit facility as of June 30, 2004. In addition, the Bank has $51.0 million of unsecured borrowing lines with five correspondent banks. Under these borrowing lines, the Bank had no federal funds purchased at June 30, 2004 and December 31, 2003.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of June 30, 2004. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $208.0 million and $182.0 million at June 30, 2004 and December 31, 2003, respectively. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets. FHLB advances consisted of the following as of June 30, 2004:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount

2004	1.3%	$158,000
2005	1.6%	35,000
2006	2.6%	15,000

	1.4%	$208,000

In May and March 2004, the Company issued $12.4 million and $10.3 million of junior subordinated debentures through Vineyard Statutory Trust VI and Vineyard Statutory Trust V, respectively, which increased the total junior subordinated debentures balance from $38.1 million at December 31, 2003 to $60.8 million at June 30, 2004. See Note #2 in Item 1 herein. Junior subordinated debentures as of June 30, 2004 consisted of the following:

(Dollars in Thousands)		Effective Interest Rate
	Maturity	as of June 30, 2004	Amount

Vineyard Statutory Trust I	December 18, 2031	4.7%	$12,372
Vineyard Statutory Trust II	December 26, 2032	4.5%	5,155
Vineyard Statutory Trust III	October 8, 2033	4.2%	10,310
Vineyard Statutory Trust IV	January 23, 2034	4.0%	10,310
Vineyard Statutory Trust V	April 23, 2034	4.0%	10,310
Vineyard Statutory Trust VI	July 23, 2034	4.1%	12,372

			$60,829

Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The outstanding balance of this subordinated debt was $5.0 million at June 30, 2004 and December 31, 2003.

Stockholders’ Equity

Stockholders’ equity was $58.8 million and $52.2 million at June 30, 2004 and December 31, 2003, respectively. The increase in stockholders’ equity was due primarily to a capital issuance of $15.2 million, net of fees and expenses, and net income for the six months ended June 30, 2004 of $6.3 million, which was partially offset by comprehensive loss for the same period of $3.1 million, Series A Preferred Stock redemption costs of $2.5 million, Series B Preferred Stock redemption and conversion costs of approximately $75,000, and open-market purchases of 149,000 shares of common stock by the ESOP. For descriptions of the capital issuance, preferred stock redemptions, and ESOP funding, see Notes #8, #7, and #6 in Item 1 herein, respectively.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 92.2% and 75.4% at June 30, 2004 and December 31, 2003, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of June 30, 2004, the Company has a $5.0 million outstanding balance on its $20.0 million of credit facility with a correspondent bank and no outstanding balance on its $51.0 million of unsecured borrowing lines with five correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of June 30, 2004, the Bank has a total borrowing capacity from FHLB of approximately $460.1 million and an outstanding advance balance of $208.0 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

Capital Resources

In the first quarter of 2004, the Company entered into a ten-year lease commencing in October 2004 for an office located in Corona, California to house its administrative functions. Under the terms of the lease, the Company has an option to purchase the premises any time during the second year of the lease. Other than this lease, the Company or the Bank does not have any other significant commitments for capital expenditures as of June 30, 2004.

During June 2004, the Company sold 400,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants to purchase up to 80,000 additional shares of common stock. The warrants, which expire on June 21, 2011, have an exercise price of $50.00. As of June 30, 2004, no warrants had been exercised. As of June 30, 2004, assuming retroactive adjustment of the 2 for 1 stock split, declared in July 2004 and payable in August 2004, there are 160,000 warrants outstanding with an exercise price of $25.00 per share. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds will be used by the Company for general corporate purposes.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial condition or operating results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, as applicable, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table on the following page). At June 30, 2004, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 13.0%, 12.0% and 11.3%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At June 30, 2004, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 13.0%, 8.0%, and 7.5%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004
Total capital to risk-weighted assets:
Bank	$138,943	13.0%	$85,400	8.0%	$106,800	10.0%
Consolidated	$139,154	13.0%	$85,700	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$128,168	12.0%	$42,700	4.0%	$64,100	6.0%
Consolidated	$85,838	8.0%	$42,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$128,168	11.3%	$45,500	4.0%	$56,900	5.0%
Consolidated	$85,838	7.5%	$45,700	4.0%	N/A	N/A

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.9%	$53,911	8.0%	$67,411	10.0%
Consolidated	$105,439	15.6%	$54,189	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.7%	$26,974	4.0%	$40,424	6.0%
Consolidated	$73,007	10.8%	$27,107	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.3%	$33,174	4.0%	$41,474	5.0%
Consolidated	$73,007	8.8%	$33,307	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California.  A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of June 30, 2004, approximately 95.0% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

Like other financial institutions, the Company’s operating results are largely dependent on its net interest income. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The Company’s net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of its assets and liabilities, prepayments on its loans and investment securities and limits on increases in the rates of interest charged on its loans. The Company expects that it will continue to realize income from the differential or “spread” between the interest income earned on loans, investment securities and other interest-earning assets, and interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

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
The Company is vulnerable to an increase in interest rates because its interest-earning assets generally have longer repricing terms than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

Interest Rates and Differentials

The Company’s earnings depend primarily upon the difference between the income it receives from its loan portfolio and investment securities and its cost of funds, principally interest expense incurred on savings, time deposits and borrowings. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

Asset/Liability Management

The Bank earns income principally from the differential or spread between the interest income earned on loans, investments and other interest-earning assets, and the interest expense incurred on deposits, borrowings and other interest-bearing liabilities. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank’s primary objective in managing its interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at June 30, 2004, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk

Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change

200	$(17,243)	-12.7%	$1,979	3.5%
100	$(9,688)	-7.1%	$(668)	-1.2%
-100	$9,918	7.3%	$3,581	6.4%
-200	$21,011	15.5%	$6,782	12.1%

The amount and percentage changes represent the cumulative dollar and percentage change in each rate change scenario from the base case. These estimates are based upon a number of assumptions, including: the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cash flows and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base rate. The operating limits at June 30, 2004 decreased significantly as compared to December 31, 2003 primarily due to the significant growth in risk-weighted assets which in turn is primarily due to the growth in earning-assets. At June 30, 2004, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of June 30, 2004, management is not aware of any pending legal action or complaint asserted against the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its equity securities during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Common Stock (1)
April 1 - 30, 2004	8,600	$18.51		8,600	$4,451,000
May 1 - 31, 2004	36,200	$20.18		36,200	$3,720,000
June 1 - 30, 2004	-	N/A		-	$3,720,000

Total	44,800	$19.86		44,800

Series A Preferred Stock (2)
April 1 - 30, 2004	-	N/A		-	$-
May 1 - 31, 2004	50	$50,021.60	(4)	50	$-
June 1 - 30, 2004	-	N/A		-	$-

Total	50	$50,021.60	(4)	50

Series B Preferred Stock (3)
April 1 - 30, 2004	-	N/A		-	$-
May 1 - 31, 2004	-	N/A		-	$-
June 1 - 30, 2004	2,405	$25.01	(4)	2,405	$-

Total	2,405	$25.01	(4)	2,405

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

(2)   The Company redeemed all 50 shares of its issued and outstanding Series A Preferred Stock on May 19, 2004. The Company issued a press release on April 19, 2004 announcing its intention to redeem its shares of Series A Preferred Stock. The redemption price was set by the terms of the Series A Preferred Stock. There are no shares of Series A Preferred Stock currently outstanding; see Note #7 to Item 1 herein for additional information.

(3)   The Company redeemed 2,405 shares of its Series B Preferred Stock pursuant to the redemption provisions set forth in the Certificate of Determination of the Series B Preferred Stock. The Company issued a press release on May 4, 2004 announcing its intention to redeem its issued and outstanding shares of Series B Preferred Stock. The redemption price was set by the terms of the Series B Preferred Stock. There are no shares of Series B Preferred Stock currently outstanding; see Note #7 to Item 1 herein for additional information.

(4)   Average price paid per share includes the redemption price paid per share plus cash paid in excess of cost to redeem such share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2004, the Company held its annual meeting of stockholders for the purpose of electing five directors of the Company and ratifying Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants.

1.    Election of Directors of the Company to serve until the next annual stockholders’ meeting

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Frank S. Alvarez	2,722,233	-	11,621
Charles L. Keagle	2,722,306	-	11,548
Norman Morales	2,718,361	-	15,493
Joel H. Ravitz	2,724,852	-	9,002
Lester Stroh, M.D.	2,720,404	-	13,450

2.    Ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants

Number of Votes For	Number of Votes Against	Number of Votes Abstained

2,713,335	15,124	5,395

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.6	Securities Purchase Agreement (5)
10.7	Vineyard National Bancorp 2004 Restricted Stock Plan (7)*
11	Statement regarding computation of per share earnings. See Note 5 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32

    ___________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant's Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

*	Management contract or compensatory plan or arrangement.

            b)   Reports on Form 8-K:

  The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004:

i)	April 8, 2004 – announcement by press release of the Company’s earnings for the quarter ended March 31, 2004.

ii)	April 12, 2004 – announcement by press release of the formation of the Company's Employee Stock Ownership Plan.

iii)	April 19, 2004 – announcement by press release of the Company’s redemption of all Series A Preferred Stock.

iv)	April 26, 2004 – announcement by press release of the Company’s quarterly cash dividend on its common stock.

v)	May 4, 2004 – announcement by press release of the Company’s redemption of and cash dividend on the 5.6% Series B Non-cumulative Convertible Preferred Stock.

vi)	May 6, 2004 – clarification by press release of the non-dilutive effect on the redemption of the 5.6% Series B Non-cumulative Convertible Preferred Stock.

vii)	May 19, 2004 – announcement by press release of the Company's issuance of Trust Preferred Securities.

viii)	June 4, 2004 – announcement by press release of the Company's completion of the redemption of the 5.6% Series B Non-cumulative Convertible Preferred Stock.

ix)	June 21, 2004 – announcement by press release of the Company's private placement of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2004.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

34