Form 10-Q
period 2004-09-30
VINEYARD NATIONAL BANCORP
filed 2004-11-10
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_________________________________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Registrant's telephone number, including area code: (909) 581-1668

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 8,732,041 shares of common stock as of November 10, 2004.

1

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003,
AND DECEMBER 31, 2003

PART I - FINANCIAL INFORMATION

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

PART I
ITEM I.  FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Dollars in Thousands)	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$24,531	$18,842
Federal funds sold	2,000	39,400
Total Cash and Cash Equivalent	26,531	58,242

Investment securities, available-for-sale	216,446	202,068
Loans, net of unearned income	1,020,490	597,007
Less: Allowance for possible loan losses	(12,130)	(7,537)
Net Loans	1,008,360	589,470
Bank premises and equipment, net	11,475	9,435
Accrued interest	5,052	3,107
Federal Home Loan Bank (“FHLB”) and other stock, at cost	12,572	9,195
Deferred income tax asset	7,005	8,471
Other assets	11,194	7,812
TOTAL ASSETS	$1,298,635	$887,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$120,500	$94,162
Interest-bearing	810,661	509,164
Total Deposits	931,161	603,326

FHLB advances and other borrowings	222,425	182,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	60,829	38,147
Guarantee of ESOP debt	6,997	-
Accrued interest and other liabilities	6,072	7,152
TOTAL LIABILITIES	1,232,484	835,625

COMMITMENTS AND CONTINGENCIES (Note #3)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series A - no par value, issued 50 shares; outstanding 0 and 50
shares in 2004 and 2003, respectively	-	2,450
Series B - no par value, issued 1,150,000 shares; outstanding
0 and 1,150,000 shares in 2004 and 2003, respectively	-	26,549
Common stock - no par value, authorized 15,000,000 shares;
issued and outstanding 8,874,466 and 6,291,430 shares
in 2004 and 2003, respectively	55,234	9,739
Additional paid-in capital	3,307	3,307
Unallocated ESOP shares	(6,997)	-
Stock dividends to be distributed	-	4,981
Retained earnings	16,811	8,237
Accumulated other comprehensive loss	(2,204)	(3,088)
TOTAL STOCKHOLDERS' EQUITY	66,151	52,175
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,298,635	$887,800

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands, except per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$47,169	$20,645	$17,931	$8,587
Interest on investment securities	6,333	5,469	2,380	2,384
Interest on federal funds sold	49	90	2	22
TOTAL INTEREST INCOME	53,551	26,204	20,313	10,993

Interest Expense
Interest on savings deposits	77	52	33	19
Interest on NOW and money market deposits	5,211	2,545	2,255	984
Interest on time deposits in denominations of $100,000 or more	2,964	1,629	1,088	672
Interest on other time deposits	2,632	1,445	932	602
Interest on other borrowings	4,422	2,122	1,853	808
TOTAL INTEREST EXPENSE	15,306	7,793	6,161	3,085
NET INTEREST INCOME	38,245	18,411	14,152	7,908
Provision for Possible Loan Losses	(4,833)	(2,210)	(1,350)	(460)
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES	33,412	16,201	12,802	7,448

Other Income
Fees and service charges	1,367	1,094	443	432
Gain on sale of SBA loans and broker fee income	2,314	1,444	1,052	463
Net gain on sale of investment securities	207	1,571	-	-
Other income	167	173	31	60
TOTAL OTHER INCOME	4,055	4,282	1,526	955

Other Expense
Salaries and employee benefits	11,627	5,970	4,949	2,430
Occupancy expense of premises	1,787	978	690	434
Furniture and equipment	1,681	779	664	322
Other expenses	5,589	3,615	1,820	1,301
TOTAL OTHER EXPENSES	20,684	11,342	8,123	4,487
INCOME BEFORE INCOME TAXES	16,783	9,141	6,205	3,916
INCOME TAX PROVISION	6,859	3,744	2,535	1,608
NET INCOME	$9,924	$5,397	$3,670	$2,308

EARNINGS PER SHARE
BASIC	$1.25	$0.87	$0.43	$0.36
DILUTED	$1.11	$0.79	$0.40	$0.32

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)

(Dollars in Thousands)					Stock			Accumulated
	Perpetual	Common Stock		Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income/(Loss)	Total
Balance December 31, 2002	$2,450	2,849,680	$6,052	$3,307	$2,026		$6,014	$109	$19,958

Five percent stock dividend
distributed in January 2004		142,042
Two-for-one stock split
distributed in August 2004		2,991,722
Issuance of common stock		349,045	3,200						3,200
Issuance of preferred stock	26,549								26,549
Stock options exercised		91,875	227						227
Purchase of treasury stock		(160,864)	(1,420)						(1,420)
Stock dividends distributed			2,024		(2,024)				-
Cash paid for fractional shares
for stock dividend distribution					(2)				(2)
Cash dividends paid on
common stock							(59)		(59)
Cash dividends paid on
preferred stock							(137)		(137)
Comprehensive income
Net Income						$5,397	5,397		5,397
Unrealized security
holding losses (net of
$2,002 tax benefit)						(2,881)		(2,881)	(2,881)
Less reclassification
adjustment for
realized gains (net of
$644tax provision)						(927)		(927)	(927)
Total comprehensive income						$1,589
Balance, September 30, 2003	$28,999	6,263,500	$10,083	$3,307	$-		$11,215	$(3,699)	$49,905

					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Income/(Loss)	Total
Balance December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237		$(3,088)	$52,175

Issuance of common stock		800,000	15,187							15,187
Stock options exercised		138,054	463							463
Purchase of treasury stock		(82,200)	(1,612)							(1,612)
Purchase of common stock
to pre-fund ESOP								$(6,997)		(6,997)
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock
to common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares for
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares for
stock dividend distribution					(15)					(15)
Cash paid in excess of cost to
redeem Series A preferred stock							(51)			(51)
Cash paid in excess of cost to redeem
and convert Series B preferred stock							(20)			(20)
Cash dividends paid on common stock							(577)			(577)
Cash dividends paid on preferred stock							(702)			(702)
Comprehensive income
Net Income						$9,924	9,924			9,924
Unrealized security holding gains
(net of $529 tax provision)						762			762	762
Less reclassification
adjustment for realized gains
(net of $85 tax provision)						122			122	122
Total comprehensive income						$10,808
Balance, September 30, 2004	$-	8,874,466	$55,234	$3,307	$-		$16,811	$(6,997)	$(2,204)	$66,151

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$9,924	$5,397
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	1,458	617
Loss from disposal of property, plant & equipment	-	27
Investment securities accretion/amortization	477	317
Provision for possible loan losses	4,833	2,210
Reinvestment of mutual fund dividends	(24)	-
FHLB dividends	(314)	(167)
Amortization of intangible assets	202	52
Gain on sale of other real estate owned	(56)	-
Decrease/(increase) in net deferred tax assets	852	(859)
Increase/(decrease) in taxes payable	290	(1,134)
Increase in other assets	(3,332)	(2,022)
(Increase)/decrease in cash surrender value of life insurance policies	(196)	14
Gain on sale of investment securities	(207)	(1,571)
Decrease in loans held for sale	-	698
(Decrease)/increase in unearned loan fees	(39)	1,393
Increase in interest receivable	(1,945)	(1,453)
(Decrease)/increase in interest payable	(107)	92
Decrease in accrued expense and other liabilities	(1,263)	(1,132)
Total Adjustment	629	(2,918)
Net Cash Provided By Operating Activities	10,553	2,479

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed
securities available-for-sale	26,029	176,843
Proceeds from maturities/calls of investment securities
available-for-sale	-	20,000
Proceeds from principal reductions and maturities of
mortgage-backed securities	21,480	14,543
Purchase of investment securities available-for-sale	-	(30,002)
Purchase of mortgage-backed securities available-for-sale	(60,635)	(344,913)
Purchase of FHLB & other stock	(3,670)	(5,890)
Redemption of FHLB stock	607	-
Recoveries on loans previously written off	105	20
Net loans made to customers and principal
collection of loans	(423,789)	(217,029)
Net cash provided by acquisition	-	12,766
Capital expenditures	(3,498)	(2,929)
Net Cash Used In Investing Activities	(443,371)	(376,591)

Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	212,989	114,338
Net increase in certificates of deposits	114,846	102,943
Proceeds from issuance of junior subordinated debentures	22,682	10,310
Net change in FHLB advances
and other borrowings	40,425	107,200
Issuance of common stock	15,187	-
Issuance of Series B preferred stock	-	26,549
Purchase of treasury stock	(1,612)	(1,420)
Redemption of Series A preferred stock (including
cash paid in excess of cost)	(2,501)	-
Redemption of Series B preferred stock (including
cash paid in excess of cost)	(76)	-
Dividends paid on preferred stock	(702)	(137)
Dividends paid on common stock	(577)	(59)
Cash paid on fractional shares of stock dividend	(15)	(2)
Cash paid on fractional shares of preferred stock conversion	(2)	-
Stock options exercised	463	227
Net Cash Provided By Financing Activities	401,107	359,949

Net Decrease in Cash and Cash Equivalents	(31,711)	(14,163)

Cash and Cash Equivalents, Beginning of year	58,242	33,362

Cash and Cash Equivalents, End of period	$26,531	$19,199

Supplemental Information
Net change in unrealized loss on investment securities	$(1,498)	$6,457
Interest paid	$15,199	$7,140
Income tax paid	$7,920	$7,210

See accompanying notes to financial statements.

Note #1 - Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2004 and December 31, 2003, results of operations for each of the nine and three months ended September 30, 2004 and 2003, and the results of cash flows for each of the nine months ended September 30, 2004 and 2003.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2003 Annual Report to shareholders. The results for each of the nine and three months ended September 30, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the Company and its wholly-owned subsidiary, Vineyard Bank (the “Bank”). Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates nine banking centers within San Bernardino, Riverside and Los Angeles counties of California, as well as three loan production offices in San Diego and Orange counties of California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly-owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, and Vineyard Statutory Trust VI (collectively, the “Trusts”), using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statements of income.

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

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains or losses on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

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

In December 2003, American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the financial condition or operating results of the Company.

In March 2004, FASB issued an exposure draft of a proposed SFAS, Share-Based Payment, an amendment of Statements No. 123 and 95, for public comment. This proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed statement would eliminate the ability to account for share-based compensation transaction using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement would neither change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Comments on this exposure draft were due on June 30, 2004. FASB has analyzed the comments relating to this exposure draft and has resumed deliberations to consider and discuss the accounting issues raised during the public comment period. FASB is working to reach tentative decisions on the issues raised, and a final statement is expected to be issued in the fourth quarter of 2004. The Company will continue to monitor the status of the exposure draft. The expected impact of the exposure draft on the operating results of the Company is shown in the pro-forma table in Note #5.

In January 2003, FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors, which was updated in March 2004 (“EITF 03-1”). EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 included application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements. In March 2004, FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadlines for the proposed FSP EITF Issues 03-1-a and 03-1-b were October 29, 2004 and September 29, 2004, respectively, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which could be as early as November 2004. The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

Note #2 - Junior Subordinated Debentures

In December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $10.3 million, $10.3 million, $5.2 million and $12.4 million, respectively, with effective interest rates of 4.53%, 4.65%, 4.95% and 5.13% as of September 30, 2004, respectively, to Vineyard Statutory Trusts IV, III, II, and I, respectively.

On March 25, 2004, the Company issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to Vineyard Statutory Trust V, a statutory trust created under the laws of the State of Connecticut. The Debt Securities are subordinated to effectively all borrowings of the Company except for similar debt securities issued to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV and Vineyard Statutory Trust VI. The Debt Securities are due and payable on April 23, 2034. Interest is payable quarterly at a rate of 3-Month LIBOR plus 2.85% for an effective rate of 4.45% as of September 30, 2004. The Debt Securities can be called at any time commencing on April 7, 2009, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $310,000 in Vineyard Statutory Trust V. The balance of the equity of Vineyard Statutory Trust V is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet.

On May 18, 2004, the Company issued $12.4 million of Debt Securities to Vineyard Statutory Trust VI, a statutory trust created under the laws of the State of Connecticut. The Debt Securities are subordinated to effectively all borrowings of the Company except for similar debt securities issued to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV and Vineyard Statutory Trust V. The Debt Securities are due and payable on July 23, 2034. Interest is payable quarterly at a rate of 3-Month LIBOR plus 2.85% for an effective rate of 4.50% as of September 30, 2004. The Debt Securities can be called at any time commencing on July 23, 2009, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company also purchased a 3% minority interest totaling $372,000 in Vineyard Statutory Trust VI. The balance of the equity of Vineyard Statutory Trust VI is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet.

Under FIN 46 and FIN 46R, the Company is not allowed to consolidate statutory trusts into the Company’s Consolidated Financial Statements. Hence, the Company has excluded the Trusts from its Consolidated Financial Statements. On May 6, 2004, the Federal Reserve Board (“FRB”) issued a notice of proposed rulemaking in regards to trust preferred securities and the definition of capital. In general, the FRB proposed to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three-year transition period. As of September 30, 2004, the Company has included the qualifying junior subordinated debentures in its Tier 1 Capital for regulatory capital purposes.

Note #3 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At September 30, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan funds were $427.1 million and $361.4 million, respectively, and obligations under standby and commercial letters of credit were $0.8 million and $0.7 million for the same periods, respectively.

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

Note #4 - Dividends and Stock Splits

On July 21, 2004, the Company declared a $0.03 per share cash dividend paid on August 23, 2004 to common stock shareholders of record as of August 13, 2004. During the second quarter of 2004, the Company declared and paid cash dividends of $0.03 per common share. During the first quarter of 2004, the Company declared and paid cash dividends of $0.02 per common share. The total amount of cash dividends on common stock paid during the nine months ended September 30, 2004 was $0.6 million.

On July 21, 2004, the Company announced that its Board of Directors had approved a 2 for 1 stock split, to be effected in the form of a stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of August 20, 2004. The additional shares were distributed on August 30, 2004. All share and per share data for all periods presented have been restated to reflect the stock split.

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

The EPS was adjusted to reflect a 2 for 1 stock split paid in August 2004, and 5% stock dividends paid in January 2004 and January 2003.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$9,924		$5,397		$3,670		$2,308
Less: preferred stock dividends	(702)		(137)		-		(44)
Less: excess of cost to redeem
preferred stock	(71)		-		(3)		-
Shares outstanding at end of period		8,874,466		6,263,500		8,874,466		6,263,500
Unallocated ESOP shares		(298,000)		-		(298,000)		-
Impact of weighting shares (issued)/
purchased during the period		(1,266,451)		(231,349)		(21,274)		(33,226)
Used in Basic EPS	$9,151	7,310,015	$5,260	6,032,151	$3,667	8,555,192	$2,264	6,230,274
Plus anti-dilutive effect of Series B
dividends and redemption	654		-		3		-
Dilutive effect of outstanding
stock options and warrants		1,526,615		626,622		672,953		836,770
Used in diluted EPS	$9,805	8,836,630	$5,260	6,658,773	$3,670	9,228,145	$2,264	7,067,044

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) to stock based employee compensation:

(Dollars in Thousands, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net income:
As reported	$9,924	$5,397	$3,670	$2,308
Less: preferred stock dividend	(702)	(137)	-	(44)
Less: excess of cost to redeem preferred stock	(71)	-	(3)	-
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(86)	(186)	(7)	(18)
Pro forma net income - used in basic EPS	9,065	5,074	3,660	2,246
Add: anti-dilutive effects of Series B dividends and redemption	654	-	3	-
Pro forma net income - used in diluted earnings per share	$9,719	$5,074	$3,663	$2,246

Weighted average shares outstanding - basic	7,310,015	6,032,151	8,555,192	6,230,274
Weighted average shares outstanding - diluted	8,836,630	6,658,773	9,228,145	7,067,044

Basic EPS
As reported	$1.25	$0.87	$0.43	$0.36
Pro forma	$1.24	$0.84	$0.43	$0.36

EPS - assuming dilution
As reported	$1.11	$0.79	$0.40	$0.32
Pro forma	$1.10	$0.76	$0.40	$0.32

The following table sets forth the information that was used in calculating the Company’s book value per common share as of September 30, 2004 and December 31, 2003:

	As of
	September 30, 2004		December 31, 2003 (1)
Period-end shares outstanding (2)
Basic	8,576,466		6,291,430
Series B preferred stock	-		1,730,934
Warrants	160,000	(3)	-
Used in book value per common stock,
assuming conversion of Series B preferred
stock and exercise of warrants	8,736,466		8,022,364

Book value per common stock, basic	$7.71		$3.68
Book value per common stock, assuming
conversion of Series B preferred stock and
exercise of warrants	$8.03		$6.20
_____________________

(1)   Number of shares and per share data reflect the 2:1 stock split paid in August 2004.
(2)   Number of shares of common stock outstanding at period end excludes 298,000 unallocated ESOP shares.
(3)   Number of shares outstanding assumes a cash exercise price of $25.00 per share. Warrant holders have an option to transact a “cashless exercise”. See Note #8 below.

Note #6 - Employee Stock Ownership Plan

During April 2004, the Company’s Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (the “ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of the Company’s eligible full-time employees. This leveraged ESOP is funded by a loan, which is secured by the ESOP shares. The number of shares released is based on a scheduled principal pay down of the loan balance. The amount of shares allocated to each participant under the ESOP is based on the employee’s annual compensation. ESOP shares become fully vested to employees upon the completion of five years of service with the Company. ESOP participants are entitled to receive distributions from the ESOP account generally upon termination of service, which includes retirement and death. No shares held by the ESOP were allocated as of September 30, 2004.

To fund the purchase in the open market of shares of common stock of the Company, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank. The ESOP loan bears a floating interest rate of 0.5% over the national prime rate and matures in ten years starting on the date of initial advance. The effective rate of the loan was 5.25% as of September 30, 2004. The outstanding balance of the ESOP loan is collateralized by the assets of the ESOP and guaranteed by the Company. Dividends paid on the unallocated shares owned by the ESOP may be used to pay off the loan at the Company’s election. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The Company, as the sponsor of the ESOP, may elect to prepay the principal balance of the loan and therefore release additional shares to be allocated to participants.

The ESOP has used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP holds 298,000 shares of the Company’s common stock, representing 3.4% of the total number of common shares outstanding at September 30, 2004. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of stockholders’ equity. Upon allocation of the shares, allocated shares of the ESOP will be charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity.

Note #7 - Redemption and Conversion of Preferred Stock

On April 19, 2004, the Company announced that it would redeem all 50 outstanding shares of its 7.0% Series A Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to their terms on May 19, 2004. On May 19, 2004, the Company redeemed the 50 outstanding shares at a redemption price of $50,000 per share plus accrued interest, for an aggregate approximate amount of $2.5 million.

Pursuant to the provisions of the Certificate of Determination of the Company’s 5.6% Series B Non-cumulative Convertible Preferred Stock (“Series B Preferred Stock”), the Company had the option to redeem the Series B Preferred Stock at any time upon the achievement of certain price levels of its common stock. In April 2004, the Company’s common stock price satisfied these requirements. On May 4, 2004, the Company announced that it would redeem all 1,150,000 outstanding shares of its Series B Preferred Stock on June 3, 2004. Holders of the Series B Preferred Stock had the right to convert their shares of Series B Preferred Stock into shares of common stock. Prior to the redemption date, 1,147,595 shares of Series B Preferred Stock elected to convert into shares of common stock. On June 3, 2004, the Company redeemed the remaining 2,405 shares of its Series B Preferred Stock outstanding at a redemption price of $25.00 per share, plus declared and unpaid dividends, for an aggregate approximate amount of $0.3 million. Prior to the redemption, the Series B Preferred Stock was traded on the American Stock Exchange.

Note #8 - Sale of Capital Stock in Private Placement

During June 2004, the Company issued and sold 400,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants to purchase up to 80,000 additional shares of common stock. The warrants entitle the holders to exercise their warrants and purchase shares of common stock for $50.00 per share (the “Exercise Price”) at any time through June 21, 2011 (the “Expiration Date”). As of September 30, 2004, due to adjustment of the 2 for 1 stock split paid in August 2004, there are 160,000 warrants outstanding with an exercise price of $25.00 per share. Warrants exercised prior to the Expiration Date can be settled on a “net share” basis, wherein investors receive common stock equal to the difference between the Exercise Price and the average closing sale price for the common shares over the five trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the warrants on a net share basis, provided certain conditions are satisfied. As of September 30, 2004, there have been no exercises of warrants and all warrants issued remain outstanding. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds are used by the Company for general corporate purposes.

The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective on August 3, 2004.

Note #9 - Subsequent Event

On October 25, 2004, the Company announced an increase in its quarterly cash dividend to $0.04 per share, payable on November 22, 2004, to shareholders of record as of November 12, 2004. The Company initiated its cash dividend program in the third quarter of 2003 with an initial declaration of $0.01 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders of Vineyard National Bancorp:

We have reviewed the accompanying consolidated statements of financial condition of Vineyard National Bancorp and Subsidiary as of September 30, 2004, and the related consolidated statements of income for the three and nine months ended September 30, 2004 and the consolidated statements of cash flows and changes in stockholders’ equity for the nine months then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine Day, & Co., LLP
Rancho Cucamonga, California
November 10, 2004

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

At September 30, 2004, the Company had consolidated total assets of $1.3 billion, total deposits of $931.2 million and consolidated stockholders’ equity of $66.2 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

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

•

In 2001, the Bank began originating high-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach) where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $1.0 million to $2.5 million. The Bank’s single-family residential coastal construction loans amounted to $311.6 million and $212.7 million at September 30, 2004 and December 31, 2003, respectively.

15

•

In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $135.5 million and $104.5 million at September 30, 2004 and December 31, 2003, respectively.

•

In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. SBA loans amounted to $12.2 million and $15.1 million at September 30, 2004 and December 31, 2003, respectively. Religious loans amounted to $23.9 million and $15.9 million at September 30, 2004 and December 31, 2003, respectively. The Bank anticipates increasing the origination of these types of loans.

•

In 2003, the Bank established an income-property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. The outstanding balance of loans generated from this division amounted to $57.1 million and $2.4 million for commercial real estate loans and $169.3 million and $19.6 million for apartment loans at September 30, 2004 and December 31, 2003, respectively. The significant increase in apartment loans during the nine months ended September 30, 2004 is primarily due to the concentrated origination efforts of the income-property lending division and the purchase of an apartment loan pool in the amount of $85.0 million in March 2004. The Bank anticipates continued growth in this specialty lending group.

•

The Bank’s core deposit franchise is built around the community banking system. In order to expand the Bank’s core deposit franchise, the Bank has and will continue to focus on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s expansion effort has resulted in deposit growth of 54.3% for the nine months ended September 30, 2004 and 109.8% for the year ended December 31, 2003. Consolidated total deposits amounted to $931.2 million and $603.3 million at September 30, 2004 and December 31, 2003, respectively. Non-interest bearing demand deposits amounted to $120.5 million and $94.2 million at September 30, 2004 and December 31, 2003, respectively.

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank’s growth in loans, net of unearned income and deferred fees, was 70.9% for the nine months ended September 30, 2004 and 135.7% for the year ended December 31, 2003.

Relationship Banking. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. In 2005, the Company will introduce a private banking group in its banking network system consisting of banking professionals to serve as a “single point of contact” for its customers' deposit and loan needs and desired services. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for its customers. To that end, the Bank’s facilities are being redesigned to incorporate user-friendly technology and personal service to facilitate its focus on relationship banking.

Strategic Expansion. The Company has experienced significant growth over the last three years in its branch network and its asset size. This growth was a result of the successful completion of Phase I of a strategic plan which includes six phases. The objective of Phase I was to increase the number of offices and product lines in the Company's existing geographic markets. The Company’s acquisition of Southland Bank was consummated in July 2003 which added the Irwindale banking center. The Bank opened a new banking center in Corona, California during the second quarter of 2003. The Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. In addition, the Bank converted its loan production office in Manhattan Beach, California into a full-service banking center during the fourth quarter of 2003.

In early 2004, the Bank opened a new SBA loan production office in Anaheim, California and relocated its banking center in Blue Jay, California to Lake Arrowhead, California. Additionally, the Bank entered into a lease, commencing upon completion of a building in Corona, California to support its infrastructure and house its administration including credit administration, central operations, data center, training facilities, amongst other departments. In addition to the Corona lease, the Company entered into a lease agreement for an office building in San Rafael, California, as part of the Company's strategic plan to facilitate administrative office functions in that local region.  These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion.

Phase II of the Company’s strategic plan calls for contiguous expansion into the surrounding communities of the Company’s current markets, possible de novo offices and the continued branding and strategic marketing of the Vineyard Bank brand in target geographic and product markets.

Phase III of the Company’s strategic plan emphasizes non-contiguous expansion through possible strategic acquisitions or de novo offices in new markets. Possible new markets include the Palm Desert and Temecula corridors and south Orange County in Southern California.

Phase IV of the Company’s strategic plan emphasizes expansion in the coastal communities of California through possible strategic acquisitions or de novo offices within markets with similar demographics as Manhattan Beach. This phase also entails the distribution of existing products to these new markets and placement of local management in different geographic regions of the Bank.

The main emphasis of Phase V of the Company’s strategic plan is to strengthen the strategic points of the coastal communities’ expansion initiative, recruit local talent within each new market community and continue to build the infrastructure and delivery systems of the Bank.

Phase VI of the Company’s plan calls for locally-managed regional communities which offer similar product lines and are all supported by a strong infrastructure and the Vineyard Bank brand.

Asset Growth. The Company’s total assets as of September 30, 2004 were $1.3 billion as compared to $887.8 million as of December 31, 2003. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At September 30, 2004, the Company had $0.2 million of non-performing loans and no other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

Results of Operations

During the three and nine months ended September 30, 2004, operating results demonstrated a significant growth over the same periods in 2003 as the volume of earning assets increased. The growth in the Company’s earning assets is funded by growth in deposits, increased borrowings, and issuances of common stock and junior subordinated debentures.

Net income for the three months ended September 30, 2004 and 2003 was $3.7 million and $2.3 million, respectively, representing an increase of 59.0% for the three months ended September 30, 2004 as compared to the same period in 2003. Net income increased 83.9% over the nine months ended September 30, 2004 as compared to the same period in 2003, as net income for the nine months ended September 30, 2004 and 2003 was $9.9 million and $5.4 million, respectively. The increase in net income was primarily due to an increase in interest income generated from a higher level of loans which was partially offset by an increase in interest expense incurred from a higher level of deposits and borrowings, as well as a higher provision for possible loan losses. On a per diluted share basis, net income was $0.40 and $0.32 for the three months ended September 30, 2004 and 2003, respectively, and $1.11 and $0.79 for the nine months ended September 30, 2004 and 2003, respectively. Prior period earnings per share were adjusted for the Company’s 2 for 1 stock split paid in August 2004 and 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before provision for possible loan losses increased by $6.2 million or 79.0% for the three months ended September 30, 2004 as compared with the same period in 2003. Non-interest income increased by $0.6 million or 59.8% for the three months ended September 30, 2004 as compared to the same period in 2003. Thus, total net revenue (defined as net interest income before provision for possible loan losses and non-interest income) for the three months ended September 30, 2004 increased by $6.8 million or 76.9% as compared to the same period in 2003.

The Company’s net interest income before provision for possible loan losses increased by $19.8 million or 107.7% for the nine months ended September 30, 2004 as compared with the same period in 2003. Non-interest income decreased by $0.2 million or 5.3% for the nine months ended September 30, 2004 as compared to the same period in 2003 due to higher gains on sale of investments in 2003 than in 2004, which was partially offset by higher gains on sale of SBA loans and broker fee income in 2004 than in 2003. Thus, total net revenue for the nine months ended September 30, 2004 increased by $19.6 million or 86.4% as compared to the same period in 2003.

Total non-interest expense was $8.1 million and $4.5 million for the three months ended September 30, 2004 and 2003, respectively, and $20.7 million and $11.3 million for the nine months ended September 30, 2004 and 2003, respectively. This represents an increase of $3.6 million or 81.0% and $9.3 million or 82.4% for the three and nine month periods, respectively. The largest item contributing to non-interest expense was salaries and employee benefits which represented more than 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for possible loan losses plus non-interest income, increased from 50.6% for the three months ended September 30, 2003 to 51.8% for the same period in 2004. The efficiency ratio decreased from 50.0% for the nine months ended September 30, 2003 to 48.9% for the same period in 2004.

For the three months ended September 30, 2004 and 2003, the provision for federal and state income taxes was $2.5 million and $1.6 million, respectively. The provision for federal and state income taxes was $6.9 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively. These provisions for income taxes represent an effective tax rate of 40.9% for all periods.

The quality of the Company’s loan portfolio continued to perform well, producing approximately $5,000 in net recoveries and $0.2 million in net charge-offs for the three and nine months ended September 30, 2004, respectively, compared to $0.1 million in net charge-offs for the same periods in 2003. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $1.4 million and $4.8 million for the three and nine months ended September 30, 2004, respectively, as compared to $0.5 million and $2.2 million for the same periods in 2003, respectively. The allowance for possible loan losses was $12.1 million or 1.2% of gross loans at September 30, 2004 as compared to $6.0 million or 1.2% of gross loans at September 30, 2003. At September 30, 2004, the Company had $0.2 million of non-performing loans and no other real estate owned. At December 31, 2003, the Company had $0.2 million of non-performing loans and $0.1 million of other real estate owned.

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

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in lower yielding earning assets into higher yielding earning assets. During the past three years, the Company has deployed its excess liquidity previously invested in federal funds into mortgage-backed securities with relatively short duration and higher cash flow components. The investment portfolio is classified as available-for-sale and securities can be sold at any time. The Company will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest margin.

Total interest income for the three months ended September 30, 2004 and 2003 was $20.3 million and $11.0 million, respectively, while total interest expense was $6.2 million and $3.1 million for the same periods, respectively. Therefore, the net interest income was $14.1 million and $7.9 million, respectively, for the same periods.

Total interest income for the nine months ended September 30, 2004 and 2003 was $53.6 million and $26.2 million, respectively, while total interest expense was $15.3 million and $7.8 million for the same periods, respectively. Therefore, the net interest income was $38.3 million and $18.4 million, respectively, for the same periods.

The net interest margin for the three and nine months ended September 30, 2004 was 4.6% and 4.7%, respectively, as compared to 4.7% for the same periods in 2003.

During the fourth quarter of 2002, the FRB decreased the overnight borrowing rate by 50 basis points, thus bringing the national prime rate down to 4.25%, where it remained until June 24, 2003, when it was lowered to 4.0%. During 2004, the FRB began to increase the overnight borrowing rate. As a result, the prime rate increased from 4.0% to 4.25% on July 1, 2004, increased to 4.5% on August 11, 2004, and finally increased to 4.75% on September 22, 2004. As new loans are generated or certain existing loans are repriced, the new loans bear higher interest rates due to the rising interest rate environment. The loan fees generated by new loans, which are deferred and amortized over the life of the loans, create revenue in addition to the revenue from loan yields. Construction loans and commercial real estate loans generate the majority of loan fee income. As the Company continues to emphasize single-family coastal and tract home construction loans, the volume of construction fees has increased significantly for the three and nine months ended September 30, 2004 and 2003. Construction loans generally have a duration of 12 months and as the level of construction loans continues to grow, the yield on the loan portfolio increases.

For the three months ended September 30, 2004, loan fee income represented $2.5 million or 14.1% of the $17.9 million in interest and fees on loans. For the three months ended September 30, 2003, loan fee income was $1.3 million or 15.6% of the $8.6 million in interest and fees on loans. For the nine months ended September 30, 2004, loan fee income represented $7.2 million or 15.3% of the $47.2 million in interest and fees on loans. For the nine months ended September 30, 2003, loan fee income was $2.9 million or 14.1% of the $20.6 million in interest and fees on loans.

For the three months ended September 30, 2004, the Company experienced an increase in its overall yield on its total interest-earning assets primarily due to strategically deploying funds into higher yielding loans from lower yielding investment securities. Yields on total interest-earning assets increased from 6.5% to 6.6% for the three months ended September 30, 2003 and 2004, respectively. For the nine months ended September 30, 2004, the Company experienced a decrease in its yield on each type of interest-earning assets as a result of the overall lower interest rate environment year-to-date in 2004 than in 2003, but was able to maintain the overall yield on its total interest-earning assets by strategically deploying funds into higher yielding loans from lower yielding investment securities. As a result, yields on total interest-earning assets increased from 6.6% to 6.7% for the nine months ended September 30, 2003 and 2004, respectively. The Company’s average loan balances were 81.2% and 80.5% of total average interest-earning assets for the three and nine months ended September 30, 2004, respectively, as compared to 66.6% and 68.3% of total average interest-earning assets for the same periods in 2003, respectively.

The cost of interest-bearing liabilities increased from 2.1% to 2.3% for the three months ended September 30, 2003 and 2004, respectively, as a result of the rising interest rate environment during the third quarter 2004, as many of the deposits and debt instruments repriced immediately. For the nine months ended September 30, 2003 and 2004, the cost of interest-bearing liabilities declined from 2.3% to 2.2%, respectively, due to the overall lower interest rate environment of the nine month period ending September 30, 2004 than the same period in 2003. The Company continues to offer competitive-rate products in its banking communities to attract and retain core-deposit customers in the midst of the rising interest rate environment.

Interest expense on deposits totaled $4.3 million and $10.9 million for the three and nine months ended September 30, 2004, respectively, as compared to $2.3 million and $5.7 million for the same periods in 2003, respectively, representing increases of $2.0 million and $5.2 million, respectively. The increase in interest expense was mainly associated with an increase in the Company’s interest-bearing deposits. Average non-interest bearing deposits increased from $86.1 million and $70.0 million for the three and nine months ended September 30, 2003, respectively, to $122.7 million and $111.5 million for the same periods in 2004, respectively.

The average interest rate on Federal Home Loan Bank (“FHLB”) and other borrowings changed from 1.5% and 1.6% for the three and nine months ended September 30, 2003, respectively, to 1.7% and 1.5% for the same periods ended September 30, 2004, respectively, as interest rates increased during the third quarter of 2004.

To support the Bank’s growth, the Company also issued debt securities. The cost of the debt securities is generally higher than the costs from deposits and FHLB borrowings. In May 2004, March 2004, December 2003, September 2003, December 2002 and December 2001, the Company issued junior subordinated debentures of $12.4 million, $10.3 million, $10.3 million, $10.3 million, $5.2 million and $12.4 million through the Trusts, respectively. Additionally, the Company issued $5.0 million in subordinated debt in December 2002. These debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis. The Company also has a $12.0 million outstanding balance under a $20.0 million credit facility with a correspondent bank as of September 30, 2004.

The following tables present the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2004 and 2003, respectively. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans	$988,207	$17,931	7.2%	$449,458	$8,587	7.6%
Investment securities (1)	214,949	2,218	4.1%	208,791	2,314	4.4%
Federal funds sold	627	2	1.3%	8,986	22	1.0%
Other investments	12,579	162	5.1%	7,171	70	3.9%
Total interest-earning assets	1,216,362	20,313	6.6%	674,406	10,993	6.5%
Other assets	49,709			29,353
Less: allowance for possible loan losses	(11,236)			(5,718)
Total average assets	$1,254,835			$698,041

Liabilities and Stockholders' Equity
Savings deposits (2)	$428,922	2,288	2.1%	$220,785	1,003	1.8%
Time deposits	332,013	2,020	2.4%	192,008	1,274	2.6%
Subordinated debt	5,000	62	4.9%	5,000	54	4.3%
Junior subordinated debentures	60,829	767	5.0%	17,543	209	4.7%
Short term borrowings	236,806	1,024	1.7%	145,808	545	1.5%
Total interest-bearing liabilities	1,063,570	6,161	2.3%	581,144	3,085	2.1%
Demand deposits	122,706			86,064
Other liabilities	6,198			4,940
Total average liabilities	1,192,474			672,148
Stockholders' equity	62,361			25,893
Total liabilities and
stockholders' equity	$1,254,835			$698,041

Net interest spread (3)			4.3%			4.4%
Net interest income
and net interest margin (4)		$14,152	4.6%		$7,908	4.7%

(Dollars in Thousands)	Nine Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans	$866,501	$47,169	7.3%	$360,820	$20,645	7.6%
Investment securities (1)	191,501	5,988	4.2%	151,236	5,300	4.7%
Federal funds sold	7,002	49	0.9%	10,946	90	1.1%
Other investments	11,450	345	4.0%	5,065	169	4.5%
Total interest-earning assets	1,076,454	53,551	6.7%	528,067	26,204	6.6%
Other assets	45,629			26,371
Less: allowance for possible loan losses	(9,803)			(4,304)
Total average assets	$1,112,280			$550,134

Liabilities and Stockholders' Equity
Savings deposits (2)	$356,784	5,288	2.0%	$180,851	2,597	1.9%
Time deposits	309,861	5,596	2.4%	144,509	3,074	2.8%
Subordinated debt	5,000	173	4.6%	5,000	171	4.6%
Junior subordinated debentures	51,437	1,805	4.7%	17,183	650	5.1%
Short term borrowings	215,751	2,444	1.5%	105,966	1,301	1.6%
Total interest-bearing liabilities	938,833	15,306	2.2%	453,509	7,793	2.3%
Demand deposits	111,522			70,008
Other liabilities	6,720			4,854
Total average liabilities	1,057,075			528,371
Stockholders' equity	55,205			21,763
Total liabilities and
stockholders' equity	$1,112,280			$550,134

Net interest spread (3)			4.5%			4.3%
Net interest income
and net interest margin (4)		$38,245	4.7%		$18,411	4.7%

____________________

(1)  The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(2)  Includes savings, NOW and money market deposit accounts.
(3)  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)  Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended September 30, 2004 and 2003, the provision for possible loan losses was $1.4 million and $0.5 million, respectively. Total provision for possible loan losses was $4.8 million for the nine month period ended September 30, 2004 compared to $2.2 million for the same period in 2003. Provision for possible loan losses was increased to support the increasing loan balances for the periods as well as to reflect the inherent risks of construction and commercial loans.

The Company’s allowance for possible loan losses was $12.1 million and $7.5 million at September 30, 2004 and December 31, 2003, respectively. Additions to the allowance are affected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. For the three and nine months ended September 30, 2004, the Company had approximately $5,000 in net recoveries and $0.2 million in net charge-offs, respectively, as compared to net loan charge-offs of approximately $0.1 million for the same periods in 2003, respectively. Net charge-offs were less than 1% of the loan portfolio for both periods.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2004 and 2003 was $1.5 million and $1.0 million, respectively. This represents an increase of $0.5 million or 59.8%. The increase in non-interest income was primarily due to the increased gains on the sale of SBA loans and broker fee income. Non-interest income for the nine months ended September 30, 2004 and 2003 was $4.1 million and $4.3 million, respectively. This represents a decrease of $0.2 million or 5.3%. The decrease in non-interest income was primarily due to a decrease in net gains from sale of investment securities, which was partially offset by an increase in gain on the sale of SBA loans and broker fee income.

The Company generally sells the guaranteed portions of SBA loans originated. Those SBA loans sold, combined with broker fee income associated with SBA loans, generated gains amounting to $1.1 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively. Gain on SBA loan sales and broker fee income totaled $2.3 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Income from fees and service charges was $0.4 million for the three months ended September 30, 2004 and 2003, and $1.4 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in income from fees and service charges is primarily due to the increased volume of loans and deposits.

For the three and nine months ended September 30, 2004, net gains from the sale of investment securities amounted to $0 and $0.2 million, respectively, and totaled $0 and $1.6 million for the same periods in 2003, respectively. In 2003, investments were sold to adjust the yield and cash flow speeds of the mortgage-backed securities investment portfolio in a decreasing interest rate environment. In 2004, the portfolio has been performing as expected and there was no need to adjust the portfolio.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended September 30, 2004 and 2003 was $8.1 million and $4.5 million, respectively. This represents an increase of $3.6 million or 81.0%. For the nine months ended September 30, 2004 and 2003, non-interest amounted to $20.7 million and $11.3 million, respectively, representing an increase of $9.4 million or 82.4%. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative and other non-interest expense.

•

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in the past three years, while providing the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $2.5 million or 103.7% to $4.9 million for the three months ended September 30, 2004 as compared to the same period in 2003 and by $5.7 million or 94.8% to $11.6 million for the nine months ended September 30, 2004 as compared to the same period in 2003.

•

Occupancy expense amounted to $0.7 million and $1.8 million for the three and nine months ended September 30, 2004, respectively, in comparison to $0.4 million and $1.0 million for the same periods in 2003. This represents an increase of $0.3 million or 59.0% and $0.8 million or 82.7% over the same prior periods, respectively. The increase in occupancy expense is primarily due to the Company’s expansion. The Bank opened a banking center in Corona, California during the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service banking center in the fourth quarter of 2003. In the third quarter of 2003, the Bank opened a loan production office in Irvine, California and acquired a banking center in Irwindale, California from an acquisition. In addition, the lease for the Beverly Hills SBA loan production office was replaced by a new lease for an office located in Anaheim, California in the first quarter of 2004. Additionally, in early 2004, the Company entered into a lease agreement for an office building in San Rafael, California, as part of the Company's strategic plan to facilitate administrative office functions in that local region.

22

•

As the Company continues to expand its banking network, expenses related to furniture and equipment also increased. Expenses related to furniture and equipment were $0.7 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, which represents an increase of $0.4 million or 106.2% over the prior period. Furniture and equipment expenses amounted to $1.7 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively. This represents an increase of $0.9 million or 115.8% over the prior period.

•

Other non-interest expense was $1.8 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively. This represents an increase of $0.5 million or 39.9% over the prior period. Other non-interest expense was $5.6 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively. This represents an increase of $2.0 million or 54.6% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business. All categories of other non-interest expense increased, including marketing, data processing, professional services, office supplies, insurance, telephone and administrative expenses due to the increases in the number of employees and the volume of loan and deposit production.

The following is a breakdown of other non-interest expense for the nine and three months ended September 30, 2004 and 2003:

(Dollars in Thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Other non-interest expense:
Data processing	$552	$489	$183	$170
Marketing expenses	701	356	173	128
Professional expenses	966	673	311	217
Office supplies, postage and telephone	1,044	677	327	241
Insurance and assessment expense	370	243	179	96
Administrative expense	379	215	118	91
Other	1,577	962	529	358
Total other non-interest expense	$5,589	$3,615	$1,820	$1,301

Financial Condition

Assets

At September 30, 2004, total assets increased $410.8 million or 46.3% to $1.3 billion from $887.8 million at December 31, 2003. Assets were comprised primarily of $1.0 billion in loans, net of unearned income, and $216.4 million in investment securities, available-for-sale at September 30, 2004. This represents an increase of $423.5 million or 70.9% in loans, net of unearned income, and an increase of $14.4 million or 7.1% in investment securities, available-for-sale from December 31, 2003. The increase in loans and investments was offset by a decrease of $37.4 million in federal funds sold between December 31, 2003 and September 30, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $216.4 million or 16.7% of total assets at September 30, 2004 and $202.1 million or 22.8% of total assets at December 31, 2003. The Company’s securities portfolio increased during the nine months ended September 30, 2004 as a result of purchases, net of sales and principal paydowns of securities.

The amortized cost and fair values of investment securities, available-for-sale at September 30, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$10,858	$-	$(744)	$10,114
Mortgage-backed securities	207,300	409	(3,410)	204,299
Mutual funds	2,024	9	-	2,033
Total	$220,182	$418	$(4,154)	$216,446

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2003 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$10,359	$-	$(454)	$9,905
Mortgage-backed securities	194,943	287	(5,067)	190,163
Mutual funds	2,000	-	-	2,000
Total	$207,302	$287	$(5,521)	$202,068

The amortized cost and fair values of investment securities, available-for-sale at September 30, 2004, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)		Securities
		Available-for-Sale
		Amortized
	Maturity	Cost	Fair Value
Mortgage-backed securities	5-10 years	$30,321	$30,526
	After 10 years	176,979	173,773
U.S. agency securities	5-10 years	-	-
	After 10 years	10,858	10,114
Mutual funds		2,024	2,033
		$220,182	$216,446

Proceeds from sales of investment securities, available-for-sale during the nine months ended September 30, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at September 30, 2004 is $2.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale. Proceeds from sales of investment securities, available-for-sale during the nine months ended September 30, 2003 were $176.8 million. Gross gains on those sales were $1.6 million. Included in stockholders’ equity at December 31, 2003 is $3.1 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $214.4 million and $200.1 million at September 30, 2004 and December 31, 2003, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company continued to experience significant growth in its loan portfolio during the third quarter of 2004. Loans, net of unearned income, increased by $423.5 million or 70.9% from $597.0 million at December 31, 2003 to $1.0 billion at September 30, 2004. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Riverside, San Diego, San Bernardino and Los Angeles counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	September 30, 2004	December 31, 2003
Commercial, financial and agricultural	$32,235	$26,827
Real estate construction:
Singe-family coastal	311,590	212,727
Singe-family tract	135,503	104,511
Commercial	34,430	20,947
Real estate mortgage:
Commercial	204,494	153,632
Multi-family residential	184,579	27,986
Land	50,728	15,030
All other residential	65,664	32,856
Installment loans to individuals	3,516	4,887
All other loans (including overdrafts)	137	29
	1,022,876	599,432
Unearned premium (discount) on loans	589	(5)
Deferred loan fees	(2,975)	(2,420)
Loans, Net of Unearned Income	$1,020,490	$597,007

During the nine months ended September 30, 2004, the income-property lending division purchased an apartment loan pool in the amount of $85.0 million which contributed to the increase in multi-family residential real estate mortgage loans.

The Bank originates SBA loans and generally sells the guaranteed portion of SBA loans to governmental agencies and institutional investors. At September 30, 2004 and December 31, 2003, SBA loans totaled $12.2 million and $15.1 million, respectively, net of unpaid principal balance of SBA loans sold in the amount of $27.0 million and $12.9 million, respectively.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at September 30, 2004 and December 31, 2003, was $1.7 million and $0.8 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2004	December 31, 2003
Servicing rights capitalized	$1,065	$721
Servicing rights amortized	$194	$82
Valuation allowances	$-	$-

The Bank had approximately $273.4 million and $67.5 million in loans pledged to secure FHLB borrowings at September 30, 2004 and December 31, 2003, respectively.

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

Transactions in the reserve for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2004	December 31, 2003
Balance, beginning of year	$7,537	$3,003
Credit from acquisition of Southland Business Bank	-	895
Recoveries on loans previously charged off	105	72
Loans charged off	(345)	(143)
Provision charged to operating expense	4,833	3,710
Balance, end of period	$12,130	$7,537

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

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	September 30,	December 31,
	2004	2003
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-
Real estate	-	-
Installment loans to individuals	-	-
Total loans past due more than 90 days	$-	$-

Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$152	$173
Real estate	-	-
Installment loans to individuals	-	-
Total non-accrual loans	$152	$173

Total non-performing loans	$152	$173

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	September 30,	December 31,
	2004	2003
Impaired loans with a specific valuation allowance	$139	$-
Impaired loans without a specific valuation allowance	13	173
Total impaired loans	$152	$173

Valuation allowance related to impaired loans	$42	$-

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2004	December 31, 2003
Average recorded investment in impaired loans	$244	$97
Cash receipts applied to reduce principal balance	$100	$-
Interest income recognized for cash payments	$-	$-

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $7,000, $27,000, and $11,000 for the three and nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $327.9 million or 54.3% from $603.3 million at December 31, 2003 to $931.2 million at September 30, 2004. The increase was primarily due to an increase of $182.6 million or 76.9% in money market accounts and an increase of $114.8 million or 49.9% in time deposits (“TCD’s”) over the period.

As of September 30, 2004, the Company’s deposits were comprised of 12.9% in non-interest bearing deposits, 50.0% in money market, NOW and savings deposits, and 37.0% in TCD’s, while the composition of deposits was 17.1%, 45.8% and 37.1%, respectively, at December 31, 2003.

At September 30, 2004, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$30,426
Over three through twelve months	118,165
Over one through five years	33,143
$181,734

Borrowings

The Company utilizes borrowings as a source of funds, such as FHLB advances, federal funds purchased, issuances of junior subordinated debentures and lines of credit.

In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was a $12.0 million outstanding balance under the credit facility as of September 30, 2004. In addition, the Bank has $56.0 million of unsecured borrowing lines with five correspondent banks. Under these borrowing lines, the Bank had no federal funds purchased at September 30, 2004 and December 31, 2003.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of September 30, 2004. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $210.4 million and $182.0 million at September 30, 2004 and December 31, 2003, respectively. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets. FHLB advances consisted of the following as of September 30, 2004:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2004	1.4%	$95,425
2005	1.3%	100,000
2006	2.6%	15,000
	1.4%	$210,425

In May and March 2004, the Company issued $12.4 million and $10.3 million of junior subordinated debentures through Vineyard Statutory Trust VI and Vineyard Statutory Trust V, respectively, which increased the total junior subordinated debentures balance from $38.1 million at December 31, 2003 to $60.8 million at September 30, 2004. See Note #2 in Item 1 herein. Junior subordinated debentures as of September 30, 2004 consisted of the following:

(Dollars in Thousands)		Effective Interest Rate
	Maturity	as of September 30, 2004	Amount
Vineyard Statutory Trust I	December 18, 2031	5.1%	$12,372
Vineyard Statutory Trust II	December 26, 2032	5.0%	5,155
Vineyard Statutory Trust III	October 8, 2033	4.7%	10,310
Vineyard Statutory Trust IV	January 23, 2034	4.5%	10,310
Vineyard Statutory Trust V	April 23, 2034	4.5%	10,310
Vineyard Statutory Trust VI	July 23, 2034	4.5%	12,372
			$60,829

Additionally, in December 2002, the Company issued $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The effective rate as of September 30, 2004 was 4.6%. The outstanding balance of this subordinated debt was $5.0 million at September 30, 2004 and December 31, 2003.

Stockholders’ Equity

Stockholders’ equity was $66.2 million and $52.2 million at September 30, 2004 and December 31, 2003, respectively. The increase in stockholders’ equity was due primarily to a capital issuance of $15.2 million, net of fees and expenses, and net income for the nine months ended September 30, 2004 of $9.9 million, which was partially offset by Series A Preferred Stock redemption costs of $2.5 million, Series B Preferred Stock redemption and conversion costs of approximately $78,000, and open-market purchases of 149,000 shares of common stock by the ESOP, which increased to 298,000 shares due to the 2 for 1 stock split paid in August 2004, totaling $7.0 million. For descriptions of the capital issuance, preferred stock redemptions, and ESOP funding, see Notes #8, #7, and #6 in Item 1 herein, respectively.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 87.9% and 75.4% at September 30, 2004 and December 31, 2003, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of September 30, 2004, the Company has a $12.0 million outstanding balance on its $20.0 million of credit facility with a correspondent bank and no outstanding balance on its $56.0 million of unsecured borrowing lines with five correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of September 30, 2004, the Bank has a total borrowing capacity from FHLB of approximately $517.4 million and an outstanding advance balance of $210.4 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

Capital Resources

In the first quarter of 2004, the Company entered into a ten-year lease commencing upon completion of an office building located in Corona, California to house its administrative functions. Under the terms of the lease, the Company has an option to purchase the premises any time during the second year of the lease. Other than this lease, the Company or the Bank does not have any other significant commitments for capital expenditures as of September 30, 2004.

During June 2004, the Company sold 400,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants to purchase up to 80,000 additional shares of common stock. The warrants, which expire on June 21, 2011, have an exercise price of $50.00. As of September 30, 2004, no warrants had been exercised. As of September 30, 2004, due to the 2 for 1 stock split paid in August 2004, there are 160,000 warrants outstanding with an exercise price of $25.00 per share. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds will be used by the Company for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Company and the Bank meet all applicable capital adequacy requirements.

Following a regular joint examination by the FDIC and DFI in November 2003, the Bank’s Board of Directors approved and signed a voluntary agreement with the FDIC and DFI on July 7, 2004. Due to the Bank’s significant growth over the last several years, the Bank continues to assess and develop its policies and procedures to facilitate the successful implementation of its strategic plan and capital adequacy plan while maintaining the safety and soundness of the Bank. The Bank’s existing three-year strategic plan and capital adequacy plan called for a measured growth. The Bank continues to maintain capital ratios in excess of regulatory requirements. In accordance with the agreement, the Bank will notify the FDIC and DFI of any deviations beyond its strategic plan and add two new directors by December 31, 2004.

As of the most recent formal notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table on the following page). At September 30, 2004, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 13.3%, 12.3% and 11.5%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At September 30, 2004, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 12.3%, 7.7%, and 7.2%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total capital to risk-weighted assets:
Bank	$154,591	13.3%	$93,000	8.0%	$116,200	10.0%
Consolidated	$143,719	12.3%	$93,200	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$142,461	12.3%	$46,500	4.0%	$69,800	6.0%
Consolidated	$90,119	7.7%	$46,600	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$142,461	11.5%	$49,700	4.0%	$62,100	5.0%
Consolidated	$90,119	7.2%	$49,900	4.0%	N/A	N/A

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.9%	$53,911	8.0%	$67,411	10.0%
Consolidated	$105,439	15.6%	$54,189	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.7%	$26,974	4.0%	$40,424	6.0%
Consolidated	$73,007	10.8%	$27,107	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.3%	$33,174	4.0%	$41,474	5.0%
Consolidated	$73,007	8.8%	$33,307	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of September 30, 2004, approximately 94.8% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control:

•	inflation;
•	slow or stagnant economic growth or recession;
•	unemployment;
•	money supply and the monetary policies of the FRB;
•	international disorders; and
•	instability in domestic and foreign financial markets.

The Company is vulnerable to a sharp increase in interest rates in the short-run because its interest-earning assets generally have longer repricing terms than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates may negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at September 30, 2004, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(12,728)	-6.0%	$4,427	7.8%
100	$(6,389)	-3.0%	$2,083	3.7%
-100	$4,117	1.9%	$2,515	4.4%
-200	$5,326	2.5%	$6,396	11.3%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base rate. At September 30, 2004, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of September 30, 2004, management is not aware of any pending legal action or complaint asserted against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2004	17,000	$21.52	17,000	$2,119,000
August 1 - 31, 2004	-	N/A	-	$2,119,000
September 1 - 30, 2004	-	N/A	-	$2,119,000
Total	17,000	$21.52	17,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.6	Securities Purchase Agreement (5)
10.7	Vineyard National Bancorp 2003 Restricted Share Plan *
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (7)*
11	Statement regarding computation of per share earnings. See Note 5 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant's Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2004.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales

Norman Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong

Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

