Form 10-K
period 2004-12-31
VINEYARD NATIONAL BANCORP
filed 2005-03-10
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2004                Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State of other jurisdiction of incorporation or organization)	33-0309110 (IRS Employer Identification Number)

9590 Foothill Boulevard Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)

Registrant’s telephone number, including area code: (909) 581-1668

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate value of the 7,317,263 shares of Common Stock of the registrant issued and outstanding, which excludes 1,513,093 shares held by all directors and executive officers of the registrant as a group, was approximately $146.0 million based on the last closing sales price on a share of Common Stock of $19.95 as of June 30, 2004.

9,534,681 shares of Common Stock of the registrant were outstanding at February 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. Business

Vineyard National Bancorp

Vineyard National Bancorp (the “Company”) was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Company acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank (the “Bank”). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of the Bank, a $1.3 billion (asset) commercial bank, and the business of the Bank is carried on as a wholly-owned subsidiary of the Company. On November 12, 2002, the Company’s common stock was listed on the NASDAQ National Market System and is publicly traded under the symbol “VNBC”. Prior to that, the Company’s common stock was traded on the NASDAQ SmallCap Stock Market under the same symbol. In July 2003, the Bank completed the acquisition of Southland Business Bank, a California-chartered commercial bank (“Southland Bank”), located in Irwindale, California (See Item 8. Financial Statements and Supplementary Data; Note #10 - Acquisitions.). The Company had approximately 2,800 shareholders that own approximately 9,534,681 shares of the Company’s common stock as of February 22, 2005.

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (the “FRB”) regulations.

The Company’s principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds).

As of December 31, 2004, the Company had total consolidated assets of $1.3 billion, total consolidated net loans of $1.0 billion, total consolidated deposits of $965.5 million and total consolidated stockholders’ equity of $85.2 million.

The Company makes available free of charge on its website at www.vineyardbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.

Vineyard Bank

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank changed its name to Vineyard Bank and converted its charter to a California-chartered commercial bank and now operates under the supervision of the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank determined that it could better serve its customers by converting to a state bank, which provided the Bank with increased lending limits. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank is a community bank, dedicated to relationship banking and the success of its customers. The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate commercial business and commercial real estate loans, primarily to small businesses, churches and private schools, single-family construction loans (both tract and coastal loans), Small Business Administration (“SBA”) loans, income property loans and, to a lesser extent, various types of consumer loans. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $25 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Bank has experienced substantial growth in recent years as it has expanded its core deposit franchise through its nine banking centers and increased its originations of commercial and residential construction loans along with income property loans.

The Bank operates nine full-service banking centers, which are located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Lake Arrowhead, Irwindale, Manhattan Beach and Corona, all of which are located in Los Angeles, Riverside and San Bernardino counties in California. The Inland Empire area of Riverside and San Bernardino counties is located approximately 50 miles east of Los Angeles, California. The Rancho Cucamonga office also serves as the Company’s headquarters. In addition, the Bank operates two SBA loan production offices located in San Diego and Anaheim, California and an income property loan production office located in Irvine, California.

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank has implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank’s management team has focused its efforts into developing a customer-oriented service philosophy, while expanding the Bank’s lending products by creating various specialty lending groups. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing relationship banking services to the following markets: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties; (ii) the coastal communities surrounding Los Angeles, California; (iii) the San Gabriel Valley region of Los Angeles; and (iv) the coastal communities of south Orange County and San Diego. The Bank has targeted these markets because of its experience in and knowledge of, as well as the anticipated continued growth and potential for development in, these markets.

Expanded Product Offering. During the last four years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•
In 2001, the Bank began originating high-end market single-family construction loans within the coastal community of Los Angeles County, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach), where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $1.0 million to $5.0 million. The Bank’s single-family residential coastal construction loans amounted to $299.0 million and $212.7 million at December 31, 2004 and 2003, respectively, net of participations sold of $59.6 million and $1.5 million, respectively.

•
In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. The Bank intends to continue expanding its market presence for these types of loans to Palm Desert and Temecula, and further expand into south Orange County leading to San Diego. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $129.9 million and $104.5 million at December 31, 2004 and 2003, respectively, net of participations sold of $1.7 million and $11.6 million, respectively.

•
In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. The Bank emphasizes these types of loans, as they are a complement to the Bank’s focus on strengthening and supporting the local community. SBA loans amounted to $18.0 million and $15.1 million at December 31, 2004 and 2003, respectively, net of guaranteed participations sold of $29.0 million and $12.9 million, respectively. Religious loans amounted to $23.8 million and $15.9 million at December 31, 2004 and 2003, respectively. The Bank anticipates significantly increasing the origination of these types of loans.

•
In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At December 31, 2004 and 2003, the balance of loans generated from this division amounted to $91.6 million and $2.4 million, respectively, for commercial real estate loans and $177.9 million and $19.6 million, respectively, for apartment loans.

•
In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 60.0% for the year ended December 31, 2004 and 109.8% for the year ended December 31, 2003. Consolidated total deposits amounted to $965.5 million at December 31, 2004 and $603.3 million at December 31, 2003. Non-interest bearing demand deposits amounted to $127.5 million at December 31, 2004 and $94.2 million at December 31, 2003.

•
In 2004, the Bank began expanding its loan production offices located in Manhattan Beach, San Diego, Anaheim and Irvine, California, to accommodate the Private Reserve Group of the Bank. The Private Reserve Group will provide exclusive and flexible relationship management to entrepreneurs and high-end customers, and will focus on cash management and specialty deposit relationships. The Bank intends to convert these loan production offices into full-service depository banking centers in 2005.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas.

The Bank’s growth in loans, net of unearned income and deferred fees, was 72.0% for the year ended December 31, 2004 and 135.7% for the same period in 2003. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 10-20% in commercial loans, 0-5% in SBA loans, 15-35% in commercial real estate loans, 20-40% in single-family coastal construction, 15-30% in single-family tract construction, 15-25% in multi-family loans, 5-15% in consumer loans, 0-5% in commercial real estate construction loans and 0-5% in land loans.

Beginning in 2004, the Bank has proactively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

The Bank’s net growth in deposits was 60.0% in 2004 and 109.8% in 2003. The intended distribution of deposits is 10-25% in NOW and non-interest bearing demand deposits, 30-50% in money market deposits and 30-50% in savings and time deposits.

Relationship Banking Facilities. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for its customers. To that end, the Bank’s facilities are being redesigned to incorporate user-friendly technology and personal service to facilitate its focus on relationship banking.

Strategic Expansion. The Company has experienced significant growth over the last several years in its branch network and its asset size. This growth was a result of the successful completion of Phase I of a strategic plan which includes six phases. The objective of Phase I was to increase the number of offices and product lines in the Company’s existing geographic markets. The Bank opened a new banking center in Corona, California in the second quarter of 2003 and converted its loan production office in Manhattan Beach, California into a full-service banking center during the third quarter of 2003. In addition, the Bank opened an additional loan production office in Irvine, California during the third quarter of 2003. The Company’s acquisition of Southland Bank was consummated in July 2003. As a result of the acquisition, the Company acquired a banking center in Irwindale, California.

In early 2004, the Bank opened a new SBA loan production office in Anaheim, California. The Bank also entered into a lease of a building in Corona, California to house the credit administration, central operations, and data center, amongst other departments. The Company additionally entered into an office lease in San Rafael, California, which will serve as a future banking site, and will help to increase the Company’s operations in that geographic area. These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion. The Company will continue to expand its branch network through new offices in selected markets and opportunistic acquisitions.

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

Phase VI of the Company’s plan calls for locally-managed regional communities which offer similar product lines and are all supported by a strong corporate infrastructure and the Vineyard Bank brand.

Asset Growth. The Company’s total assets as of December 31, 2004 were $1.3 billion as compared to $887.8 million as of December 31, 2003. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At December 31, 2004, the Bank had no non-performing loans or other real estate owned. In summary, the Company continues to realize its strategic plan and expand its marketing efforts in nine primary areas:

•	Community-based core deposit growth;
•	Single family coastal construction lending;
•	Single family tract (entry level) construction lending;
•	Commercial real estate;
•	Multi-family properties;
•	Small business and commercial lending;
•	SBA lending;
•	Religious financial services (lending and depository); and
•	Specialized depository and cash management services for commercial business.

Risk Factors

The Company is implementing a business strategy that may result in increased volatility of earnings.

The Company’s business strategy is focused on the expansion of construction, commercial real estate, multifamily and commercial business lending. At December 31, 2000, approximately $56.4 million or 70.4% of the Bank’s loan portfolio was made up of residential and commercial construction, commercial real estate and commercial business loans. As of December 31, 2004, these types of loans had increased to approximately $717.8 million or 69.7% of the Bank’s loan portfolio and are anticipated to increase further as the Company continues to implement its business strategy. In addition, the Company established an income property lending division in 2003 to service the growing market for apartments in Southern California. Apartment loans increased from $28.0 million at December 31, 2003 to $189.9 million at December 31, 2004. The significant increase in apartment loans during the year ended December 31, 2004 is primarily due to the concentrated origination efforts of the income property lending division and the purchase of an apartment loan pool in the amount of $85.0 million in March 2004.

These types of lending activities, while potentially more profitable, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation in these types of loans requires a more detailed analysis of financial statements at the time of loan approval and on an on-going basis. A decline in real estate values, particularly in California, would reduce the value of the real estate collateral securing the Bank’s loans and increase the risk that the Bank would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate loans and apartment loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans. A secondary market for most types of commercial real estate and commercial business loans is not readily liquid, so the Bank has less opportunity to mitigate credit risk by selling part or all of its interest in these loans.

The Company’s growth may not be managed successfully.

The Company has grown substantially from $110.8 million of total assets and $99.6 million of total deposits at December 31, 2000 to $1.3 billion of total assets and $965.5 million of total deposits at December 31, 2004. The Company expects to continue to experience significant growth in the amount of its assets, the level of its deposits and the scale of its operations. The Company may not be able to manage this growth effectively. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be harmed. In this regard, the Company has experienced significant growth in its loan portfolio during the past four years. Consequently, its loan portfolio is relatively unseasoned. While there were no non-performing loans in the Company’s loan portfolio at December 31, 2004, there are no assurances that this will continue into the future. The Company’s growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the required skills that it needs to grow its specialty lines of business. As a result of the increase in the Company’s personnel, its expenses associated with salaries and other benefits have increased in recent periods.

The additional customer products, services, branch enhancements and the implementation of these items have placed and will continue to place a strain on its personnel, systems, and resources. The Company cannot be certain that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

Potential acquisitions may disrupt the Company’s business, dilute shareholder value and adversely affect its operating results.

In July 2003, the Company completed its acquisition of Southland Bank. The Company may continue to grow by acquiring banks, related businesses or branches of other banks that it believes provide a strategic fit with its business. To the extent that the Company grows through acquisitions, it cannot be certain that it will be able to adequately or profitably manage this growth. Acquiring other banks, businesses or branches involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks, businesses or branches the Company acquires;
•	exposure to potential asset quality issues of the acquired banks, businesses or branches;
•	difficulty and expense of integrating the operations and personnel of banks, businesses or branches the Company acquires;
•	potential disruption to the Company’s business;
•	potential diversion of management’s time and attention;
•	the possible loss of key employees and customers of the banks, businesses or branches the Company acquires;
•	difficulty in estimating the value of the banks, businesses or branches to be acquired; and
•	potential changes in banking or tax laws or regulations that may affect the banks or businesses to be acquired.

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to the Company when it is needed.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that its existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may decide to raise additional capital to support continued growth, either internally or through acquisitions. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot be certain of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

Norman Morales has been the Company’s president and chief executive officer since October 2000. Mr. Morales developed numerous aspects of the Bank’s current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Morales. The loss of Mr. Morales’ services could have a negative impact on the implementation and success of the Company’s business strategy. The Bank’s success will also depend in large part upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. The Bank will need to retain persons with skills in areas that are new and unfamiliar in order to manage the Bank’s specialty lines of business. Competition for qualified personnel, especially those in management, sales and marketing, is intense. The Company cannot be certain that the Bank will be able to attract and retain these persons.

The Company’s business is subject to various lending risks which could adversely impact its results of operations and financial condition.

Residential Real Estate Construction Loans. The Bank makes residential real estate construction loans to individuals and developers for the construction of residential properties. These loans include single-family coastal construction loans which are targeted at high-end units located along the coastal communities of Southern California. The Bank will originate these loans whether or not the property is under contract for sale. Residential real estate construction loans also include single-family tract construction loans which target the construction of entry level units. The Bank has significantly increased the amount of residential real estate construction loans in its loan portfolio, both in dollar amounts and as a percentage of the Bank’s total loans. At December 31, 2004, $428.9 million or 41.7% of the Company’s total loan portfolio consisted of residential real estate construction loans (which exclude commercial real estate construction loans) as compared to $3.1 million or 3.8% of the Company’s total loan portfolio at December 31, 2000.

The Company’s construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated, it may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. The Company’s ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the coastal communities of Los Angeles and Orange counties in California and in the Inland Empire region of Southern California. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, the Company’s liquidity would substantially increase and its net income would be adversely affected.

Commercial Real Estate Loans. The Bank originates commercial real estate loans for individuals and business for various purposes which are secured by commercial real estate, which includes loans made to religious organizations and private schools. At December 31, 2004, $216.6 million or 21.0% of the Company’s total loan portfolio consisted of commercial real estate loans as compared to $40.1 million or 50.1% of its total loan portfolio at December 31, 2000.

The Company’s commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of the Company’s commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Multifamily Residential Real Estate Loans. The Company’s multifamily loans are subject to collateral risk similar to other real estate secured products. While the Bank’s primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand. At December 31, 2004, $189.9 million, or 18.4% of the Company’s total loan portfolio consisted of multifamily residential real estate loans as compared to $1.0 million, or 1.3% of its total loan portfolio at December 31, 2000.

Commercial Business Loans. The Bank’s commercial business loans generally consist of loans to small businesses, including SBA loans. At December 31, 2004, $36.1 million or 3.5% of the Company’s total loan portfolio consisted of commercial business loans as compared to $10.7 million or 13.3% of its total loan portfolio at December 31, 2000.

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

At December 31, 2004, the Company’s allowance for loan losses as a percentage of gross loans was 1.3%. Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance. Any of these occurrences could materially and adversely affect its business, financial condition, prospects and profitability.

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of December 31, 2004, approximately 95.5% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The Company is vulnerable to a sharp increase in interest rates in the short-run because its interest-earning assets generally have longer repricing terms than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot be certain that it can minimize its interest rate risk.

The Company’s ability to service its debt, pay dividends, and otherwise pay its obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of the Company’s income from which it services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Company, is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations or pay dividends on its outstanding common stock. The inability to receive dividends from the Bank would adversely affect the Company’s business, financial condition, results of operations and prospects.

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

The state of California is currently in a severe deficit, which could adversely affect the Company’s business.

The Company’s business is headquartered and mainly conducted within the state of California, which is currently in the midst of a severe deficit. In the event of a continued increase in the California deficit, the Company’s operations could be adversely impacted by additional taxes or expenses imposed by the state and/or increased regulatory restrictions.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

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

Loan Portfolio

The following table sets forth the amount of loans outstanding for each of the past five years.

(Dollars in thousands)	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$36,095	3.5%	$26,827	4.5%	$19,232	7.6%	$20,219	14.7%	$10,665	13.3%
Real estate construction:
Single-family coastal	298,984	29.1%	212,727	35.5%	89,547	35.3%	29,506	21.4%	3,057	3.8%
Single-family tract	129,900	12.6%	104,511	17.4%	14,171	5.6%	-	-	-	-
Commercial	36,215	3.5%	20,947	3.5%	6,494	2.5%	3,748	2.7%	2,531	3.2%
Real estate mortgage:
Commercial	216,609	21.0%	153,632	25.6%	93,122	36.7%	52,458	38.0%	40,099	50.1%
Multifamily residential	189,912	18.4%	27,986	4.7%	1,131	0.5%	1,091	0.8%	1,040	1.3%
Other residential	118,962	11.6%	47,886	8.0%	22,349	8.8%	17,972	13.0%	10,152	12.7%
Consumer loans	2,905	0.3%	4,887	0.8%	5,659	2.2%	8,318	6.0%	12,049	15.1%
Loans held for sale	-	-	-	-	2,112	0.8%	4,471	3.3%	235	0.3%
All other loans (including overdrafts)	137	-	29	-	60	-	184	0.1%	180	0.2%
	1,029,719	100.0%	599,432	100.0%	253,877	100.0%	137,967	100.0%	80,008	100.0%
Less:
Unearned income and deferred loan fees	(2,682)		(2,425)		(626)		(389)		(484)
Allowance for possible loan losses	(13,001)		(7,537)		(3,003)		(1,450)		(784)
Total Net Loans	$1,014,036		$589,470		$250,248		$136,128		$78,740

At December 31, 2004, the Company’s loan balance, net of unearned income and deferred fees, increased 72.0% as compared to December 31, 2003, primarily due to the significant growth in real estate construction and real estate mortgage loans. The Company’s business development efforts, which began in early 2001 and continued through 2002, 2003 and 2004, were focused on the expansion of its real estate construction lending, with the introduction of high-end single family construction lending in early 2001 and single family tract construction in late 2002. The Bank concentrates its commercial and real estate lending in its immediate market area where economic condition trends are closely monitored.

The high-end single family construction loans are geographically concentrated in the coastal communities of Los Angeles and Orange counties in California, where loan commitments are in the $1.0 million to $5.0 million range. In 2004, gross commitments generated for this loan product were $439.5 million. The projected equilibrium level for this product is expected to be in excess of $250 million in funded loan balances as new commitments are generated, loan participations are sold and existing constructions are completed. As of December 31, 2004, 88% of such loans originated by the Bank will mature within one year and 12% will mature within one to two years.

The Bank also originates single family tract construction loans. These loans typically are made on houses that sell in the range of $0.2 million to $0.4 million. The Bank began offering this product in late 2002 and gross commitments generated for this loan product for the year ended December 31, 2004 were $351.6 million. Loan requests for this loan product are generally between $3.0 million and $10.0 million. The projected equilibrium level for this product is expected to be in excess of $150 million in funded loan balances. Single family tract construction loans typically have shorter terms than the Bank’s other loan products. As of December 31, 2004, 96% of such loans originated by the Bank will mature within one year and 4% will mature within one to two years.

In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. The Bank’s origination of income property loans is expected to be over $600 million over the next three years. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. For the year ended December 31, 2004, new loan commitments generated by the income property lending division included $95.8 million of commercial real estate loans and $115.8 million of apartment loans. At December 31, 2004, the balances of loans generated from the income property lending division included $91.6 million of commercial real estate loans and $177.9 million of residential real estate loans, which is comprised mainly of $173.5 million of apartment loans. Of the Bank’s commercial real estate loans as of December 31, 2004, 11% will mature within one year, 17% will mature within one to five years, and 72% will mature over five years. As of December 31, 2004, 93% of the multifamily loans will mature after five years.

The Bank also provides one-to-four family residential real estate financing for shorter duration than traditional mortgage loans. This category includes equity lines of credit, first trust deeds and junior lien loans. As of December 31, 2004, 69% of such loans will mature within one year, 10% will mature from within one to five years, and 21% will mature over five years.

In late 2002, the Bank began its SBA lending division to expand on its commercial and business banking product lines. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses. In 2004, the Bank funded $33.0 million of SBA loans. The Bank sells the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 105% and 110%. In 2004, the Bank sold $19.6 million of SBA loans, resulting in gain on sale and broker fee income of $3.0 million.

The Bank also originates consumer loans, which are loans to individuals consisting primarily of personal loans, automobile loans and individual lines of credit. Consumer loans declined by $2.0 million or 40.6% at December 31, 2004 as compared to December 31, 2003 as the Bank moved away from indirect and dealer loans beginning in 2000, concentrating on direct lending to its core customer base. Consumer loans continue to provide traditional high fixed rate loans with a steady stream of regular income. Although these types of loans typically involve higher risks than other types of loans, the Company mitigates such risk by making more loans in smaller denominations. Consumer loan originations are expected to increase in 2005 as part of the Private Reserve Group’s focus on consumer product lending.

There were no whole loans held for sale at December 31, 2004 and 2003.

Maturities and Sensitivities to Interest Rates

The following table shows the maturities on gross loans outstanding at December 31, 2004.

(Dollars in Thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Commercial and industrial	$17,813	$12,884	$5,398	$36,095
Real estate construction:
Single-family coastal	262,972	36,012	-	298,984
Single-family tract	125,118	4,782	-	129,900
Commercial	32,058	4,157	-	36,215
Real estate mortgage:
Commercial	24,648	35,748	156,213	216,609
Residential	113,909	6,616	188,349	308,874
Consumer loans	1,418	1,230	257	2,905
All other loans (including overdrafts)	137	-	-	137
Total	$578,073	$101,429	$350,217	$1,029,719

Loans with predetermined interest rates	$10,635	$35,984	$27,663	$74,282
Loans with floating or adjustable interest rates	567,438	65,445	322,554	955,437
Total	$578,073	$101,429	$350,217	$1,029,719

Investment Portfolio

The following table shows the Company’s investment portfolio at December 31, 2004, 2003 and 2002, respectively.

(Dollars in Thousands)	December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. agency securities	$11,033	$10,501	$10,359	$9,905	$-	$-
Mortgage-backed securities	215,045	210,933	194,943	190,163	87,364	87,553
Mutual funds	2,042	2,046	2,000	2,000	-	-
Total securities	$228,120	$223,480	$207,302	$202,068	$87,364	$87,553

The following table sets forth the maturity distribution of the investment portfolio at December 31, 2004, as well as the weighted average yield for each range of maturities. Mutual funds of $2.0 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in Thousands)	Maturing
	After Five Years	Weighted	After	Weighted	Total Balance as of
	Through Ten Years	Average Yield	Ten Years	Average Yield	December 31, 2004
U.S agency securities	$-	-	$10,501	6.49%	$10,501
Mortgage-backed securities	19,803	3.01%	191,130	4.17%	210,933
Total	$19,803	3.01%	$201,631	4.30%	$221,434

The Company’s investment portfolio at December 31, 2004 increased $21.4 million or 10.6% compared to December 31, 2003. The increase in investment securities was part of management’s strategy of augmenting earning assets to generate greater yields. All securities are classified as available-for-sale and are carried at fair market value. The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio is classified as available-for-sale. No securities are classified as held-to-maturity.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$10,501	$(532)	$10,501	$(532)
Mortgage backed securities	56,497	(225)	139,523	(4,003)	196,020	(4,228)
Mutual Funds	-	-	-	-	-	-
Total	$56,497	$(225)	$150,024	$(4,535)	$206,521	$(4,760)

Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

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

The Company concentrates on a core customer base with enhanced relationships crossing over multiple deposit and loan product lines. For the year ended December 31, 2004, the Company’s deposits were comprised of 13.2% of non-interest bearing deposits, 46.7% of money market, NOW, and savings deposits, and 40.1% of time certificates of deposit. Although the savings products are interest-bearing, their longer term maturities make them less interest rate sensitive. In addition, time certificates of deposit have rates fixed until maturity. The Company does not offer variable rate certificates of deposit. The Company has, on average, approximately 94% of all deposits classified as “core” deposits and only 6% considered “non-core” for the year ended December 31, 2004. Non-core deposits are defined by the Company as time certificates of deposit in denominations over $100,000 for which the customer has no other products or accounts with the Company and which have not renewed two times or more. As a result, the Company has been successful in retaining time certificates of deposit as they mature and reprice into the current interest rate environment.

Within the Company’s loan portfolio, variable rate loans are typically structured with floor rates which protect the Company from interest rate risk in a declining rate environment. Due to the low interest rate environment in 2004, many of the loans reached their floor rates, and this feature, combined with the fixed rate portion of the portfolio, have allowed the Company to substantially mitigate the compression of net interest margins that traditionally accompanies a low interest rate scenario. For the year ended December 31, 2004, the Company has maintained a net interest margin of 4.7% which is consistent with net interest margin of 4.7% for the year ended December 31, 2003.

The table below sets forth information concerning the interest rate sensitivity of the Company’s consolidated assets and liabilities as of December 31, 2004. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

(Dollars in Thousands)
	Three	Over Three	Over One		Non-
	Months or	Through 12	Through	Over Five	interest
	Less	Months	Five Years	Years	Bearing	Total
Assets
Federal funds sold	$2,000					$2,000
Investment securities	2,046		$12,903	$208,531		223,480
Other investments				12,235		12,235
Gross loans	628,803	$31,215	125,318	244,383		1,029,719
Noninterest-earning assets					$44,063	44,063
Total assets	$632,849	$31,215	$138,221	$465,149	$44,063	$1,311,497

Liabilities and stockholders' equity
Non interest-bearing deposits					$127,466	$127,466
Interest-bearing deposits	$489,698	$252,136	$96,246			838,080
Federal Home Loan Bank advances	162,000		15,000			177,000
Subordinated debt	5,000					5,000
Securities of trust holding	71,139					71,139
Other liabilities					7,585	7,585
Stockholders' equity					85,227	85,227
Total liabilities and stockholders' equity	$727,837	$252,136	$111,246	$-	$220,278	$1,311,497
Interest rate sensitivity gap	$(94,988)	$(220,921)	$26,975	$465,149	$(176,215)
Cumulative interest rate sensitivity gap	$(94,988)	$(315,909)	$(288,934)	$176,215	$-

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

A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the Economic Value of Equity (“EVE”) and Earnings at Risk (“EAR”) to monitor its interest rate risk.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2004, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk
	Cumulative	Cumulative	Cumulative	Cumulative
	Dollar	Percentage	Dollar	Percentage
Simulated Rate Changes	Change	Change	Change	Change
+200 Basis Points	$(13,094)	-5.9%	$3,528	5.8%
+100 Basis Points	(6,050)	-2.7%	1,660	2.7%
-100 Basis Points	3,492	1.6%	2,596	4.2%
-200 Basis Points	6,681	3.0%	6,904	11.3%

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

At December 31, 2004, the Company's estimated changes in EVE and EAR were within the operating ranges established by the Board of Directors.

Potential Problem Loans

The policy of the Company is to continually evaluate the loan portfolio to ensure loans are accurately risk rated. The loan portfolio is periodically subject to a third party independent review to evaluate the risk ratings. In addition, as an integral part of its regular examination of the Company, the banking regulatory agencies also identify problem loans. There are three classifications for problem loans: “substandard,” “doubtful,” and “loss.”

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

As of December 31, 2004, the Company’s classified loans consisted of $2.0 million as substandard and $0.1 million as doubtful, representing 0.2% of the gross loan portfolio. As of December 31, 2003, the Company’s classified loans consisted of $2.5 million as substandard and $0.1 million as doubtful, representing 0.4% of the gross loan portfolio.

With the exception of these loans, management is not aware of any loans as of December 31, 2004, where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

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

Estimating Loan Losses

The Bank estimates loan losses based on guidance established by the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” and FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, as well as within standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). A detailed ALLL analysis is prepared quarterly. The Bank segments its portfolio into pools with similar characteristics, primarily based on loan product types and loan risk ratings. The Bank’s loan risk rating system generally corresponds with regulatory interagency classification definitions. Estimated loss rates are established by first examining historical charge-off data for similar pools of loans. Where the Bank has no or nominal actual charge-off data (as is the case for real estate secured loan pools), management evaluates industry and direct peer data to estimate loss rates. In addition, management makes adjustments for conditions it believes may directly impact loss potential in the portfolio, including the following:

•	Trends in past due and impaired loans.
•	Trends in charge-offs and recoveries.
•	Trends in loan volume and loan terms.
•	Changes in credit policies and underwriting.
•	Experience and ability of lending management and staff.
•
External factors including national and local economic trends and conditions, duration of the current business cycle, competition, legal and regulatory requirements, as well as reasonably foreseeable events that may affect collectibility of loans.

•	Industry conditions.
•	Concentration of credit risk.

Other allocations may be warranted from time to time for certain risk factors that affect multiple pools, or, which are not adequately addressed through qualitative adjustments.

For classified loans that are impaired, the Bank will establish a specific reserve consistent with its measurement of impairment. For pools of classified loans for which no impairment amount exists, management will use reasonable estimates based on all current information, including historical loss rates, economic conditions and industry trends. The estimated ALLL represents the sum of the estimates of probable loss for each loan pool plus specific reserves.

Management also performs additional analyses to validate the reasonableness of the Bank’s estimate of loss. These include calculating the ALLL using the ‘Examiner Benchmark’ approach described in regulatory guidance, as well as evaluating the Bank’s ALLL compared to the level of ALLL that is determined by relevant peer data ratios.

The allowance for loan and lease losses should not be interpreted as an indication that charge-offs will occur in the estimated amounts or proportions, or that the reserves indicate future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total reserve is a general reserve applicable to the entire portfolio.

Maintaining an accurate internal loan risk rating system is integral to the estimation of loan losses. The originating loan officer assigns borrowers an initial risk rating to all non-consumer loans, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Such risk ratings are reviewed for appropriateness by credit administration personnel during the loan approval process. Post origination, loans are monitored on an ongoing basis by the appropriate lending group and by credit administration personnel to identify factors which could impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. The accuracy of risk ratings are validated on an ongoing basis by independent loan review as well as through regulatory examinations.

The following table sets forth an analysis of the Company’s loan loss experience, by category, for the past five years.

(Dollars in Thousands)	December 31,
	2004	2003	2002	2001	2000
Allowance for possible loan losses balance,
beginning of year	$7,537	$3,003	$1,450	$784	$764
Charge-offs
Commercial and industrial	67	123	117	69	305
Real estate-mortgage	-	-	-	-	-
Consumer loans	325	20	124	60	61
	392	143	241	129	366
Recoveries
Commercial and industrial	95	44	78	3	110
Real estate-mortgage	-	-	-	-	-
Consumer loans	27	28	89	19	20
	122	72	167	22	130
Net charge-offs	270	71	74	107	236
Provision for possible loan losses	5,734	3,710	1,430	773	256
Allowance relating to acquired loan portfolio	-	895	197	-	-
Allowance for possible loan losses, end of year	$13,001	$7,537	$3,003	$1,450	$784

Ratio of net charge-offs during the year to average
loans outstanding during the year	0.0%	0.0%	0.0%	0.1%	0.3%
Ratio of allowance for possible loan losses
to loans at year-end	1.3%	1.3%	1.2%	1.1%	1.0%

Non-Accrual, Past Due and Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of the Company’s non-performing assets and the amount of the Company’s other real estate owned at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2004	2003	2002	2001	2000

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$-	$-	$-	$-
Real estate-mortgage	-	-	-	-	-
Consumer loans	-	-	-	-	25
Total loans past due more than 90 days
and still accruing	-	-	-	-	25

Renegotiated loans	-	-	-	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	-	173	-	-	131
Real estate-mortgage	-	-	-	-	176
Consumer loans	-	-	-	-	-
Total non-accrual loans	-	173	-	-	307

Total non-performing loans	$-	$173	$-	$-	$332

Other Real Estate Owned	$-	$111	$-	$-	$-

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $38,000, $11,000, $0, $0 and $9,000 for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively. There was approximately $21,000 of interest income recognized on non-performing assets for the year ended December 31, 2004. There was no interest income recognized on non-performing assets for the same periods then ended in 2003, 2002, 2001 and 2000.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards. At December 31, 2004, the Company had no non-performing loans and no other real estate owned through foreclosure. The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for possible loan losses at December 31, 2004 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for possible loan losses as economic and other conditions dictate. In addition, the FDIC and the DFI as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

Allowance for Possible Loan Loss by Category

The allowance for possible loan losses was $13.0 million and $7.5 million at December 31, 2004 and 2003, respectively, representing approximately 1.3% of total loans at each year end. Actual net charge offs for the years ending December 31, 2004 and 2003 were $0.3 million and $0.1 million, respectively, representing 0.03% and 0.02%, respectively, of total average loans. The increase in the ALLL was principally related to the expansion of the Company’s loan portfolio.

The following table sets forth the Company’s allowance for possible loan losses by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for Possible	Category to	for Possible	Category to	for Possible	Category to	for Possible	Category to	for Possible	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans

Commercial and industrial	$919	3.5%	$791	4.5%	$506	8.4%	$497	18.0%	$180	13.6%
Real estate construction:
Single-family coastal	4,079	29.1%	2,479	35.5%	1,053	35.3%	298	21.4%	-	3.8%
Single-family tract	1,838	12.6%	1,407	17.4%	245	5.6%	-	-	-	-
Commercial	367	3.5%	255	3.5%	74	2.5%	38	2.7%	15	3.2%
Real estate mortgage:
Commercial	1,275	21.0%	964	25.6%	602	36.7%	372	38.0%	101	50.1%
Residential	2,140	30.0%	490	12.7%	141	9.3%	126	13.8%	29	14.0%
Consumer and other loans	127	0.3%	33	0.8%	32	2.2%	72	6.1%	24	15.3%
Other risks	2,256	-	1,118	-	350	-	47	-	435	-
Total	$13,001	100.0%	$7,537	100.0%	$3,003	100.0%	$1,450	100.0%	$784	100.0%

Sources of Funds

General

The Company’s primary sources of funds for use in its lending and investing activities consist of deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. In addition, proceeds raised by the Company from sales of preferred or common stock and the issuance of junior subordinated debentures have been down streamed primarily into the Bank. The Company closely monitors rates and terms of competing sources of funds and utilize those sources it believes to be the most cost effective and consistent with its asset and liability management policies.

Deposits

The primary source of the Bank’s funding comes from deposits. The Company offers various deposit products which include non-interest bearing demand deposits, interest-bearing savings deposits and time deposits. Savings deposits include savings, NOW and money market deposit accounts.

The average amount of and the average rate paid on deposits of the Company are summarized below:

(Dollars in Thousands)	Years Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$115,045	0.0%	$75,370	0.0%	$55,936	0.0%
Savings deposits (1)	385,001	2.0%	201,528	1.9%	89,489	2.0%
Time deposits	323,996	2.5%	162,996	2.7%	73,394	3.6%
Total Deposits	$824,042	1.9%	$439,894	1.9%	$218,819	2.0%
_____________

(1) Includes savings, NOW and money market deposit accounts.

Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in Thousands)	As of December 31, 2004

Three months or less	$18,953
Over three through six months	71,302
Over six through 12 months	66,756
Over one through five years	46,971
$203,982

Short-term Borrowings

The Company utilizes borrowings as a source of funds, such as FHLB advances, federal funds purchased, issuances of junior subordinated debentures and lines of credit. In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under these lines of credit as of December 31, 2004.

In addition, the Bank had unsecured borrowing lines with six correspondent banks totaling $66.0 million as well as an advance line with the FHLB which allows the Bank to borrow up to 40% of its total assets as of December 31, 2004. The Bank’s advance line with the FHLB is collateralized by investment securities and/or eligible loans. In December 2002, the Company borrowed from a correspondent bank $5.0 million on a line of credit which was entirely paid off using a portion of the net proceeds from its Series B Preferred Stock offering in the third quarter of 2003.

Set forth below is a schedule of outstanding short-term borrowings (maturing less than or equal to one year) at the dates specified:

(Dollars in Thousands)	As of December 31,
	2004	2003	2002
Federal Funds Purchased	$-	$-	$-
FHLB Advances	162,000	167,000	20,000
Line of Credit	-	-	5,000
Total Short-term borrowings	$162,000	$167,000	$25,000

The weighted average interest rate of short-term borrowings as of December 31, 2004 was 1.89%. The maximum amount of short-term borrowings outstanding at any month-end during fiscal year 2004 was $237.0 million at March 31, 2004.

Capital Issuances

The Company has obtained funds through the issuance of a series of seven junior subordinated debentures. At December 31, 2004, the Company had an aggregate of $71.1 million of junior subordinated debentures outstanding. The terms of these junior subordinated debentures are discussed in Note # 9 to the Company’s audited financial statements included in Item 8 hereof. As of December 31, 2004, the weighted average interest rate being paid on the Company’s junior subordinated debentures was 5.2%. At December 31, 2004, the Company’s annual interest payments with respect to its outstanding junior subordinated debentures amounted to $2.6 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by operating income of the Bank.

During 2004, the Company has also obtained funds through the sale of $29.2 million, net of fees and expenses, of common stock in two private placement transactions. The terms of these transactions are discussed in Note #16 to the Company’s audited financial statements included in Item 8 hereof.

On December 18, 2002, the Company issued 50 shares of 7.0% Series A Preferred Stock (“Series A Preferred Stock”) at $50,000 per share to eight individual investors for aggregate gross proceeds of $2.5 million. The Series A Preferred Stock was not convertible into common stock and was redeemable at the option of the Company at face value, plus any unpaid dividends declared. With each share of Series A Preferred Stock, the Company issued a warrant (the “Series A Warrant”) to purchase 4,410 shares of the Company’s common stock at an exercise price of $6.80 per share as adjusted to reflect the Company’s two-for-one stock split and 5% stock dividends. Each Series A Warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. On May 19, 2004, the Company redeemed all 50 outstanding shares of its Series A Preferred Stock pursuant to their terms at a redemption price of $50,000 per share plus accrued interest, for an aggregate approximate amount of $2.5 million. As of December 31, 2004, 152,510 shares of common stock have been issued through the exercise of Series A Warrants, and an aggregate of 67,990 shares of additional common stock may be issued pursuant to the outstanding Series A Warrants.

On September 19, 2003, the Company issued 1,150,000 shares of 5.6% noncumulative convertible Series B Preferred Stock (“Series B Preferred Stock”) at $25.00 per share for aggregate proceeds of approximately $28.8 million. Each share of Series B Preferred Stock was convertible at the shareholder’s option at any time into shares of the Company’s common stock at a conversion price of $16.61 per share of common stock. The Series B Preferred Stock was redeemable at the option of the Company at $25.00 per share, plus any unpaid dividends declared, on or after September 19, 2005. The Series B Preferred Stock was also redeemable at the option of the Company prior to September 19, 2005, in whole or in part, at $25.00 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 125% of the Series B Preferred Stock conversion price of $16.61 per share for at least 30 consecutive trading days. On May 4, 2004, the Company announced that it would redeem all 1,150,000 outstanding shares of its Series B Preferred Stock on June 3, 2004. Holders of the Series B Preferred Stock had the right to convert their shares of Series B Preferred Stock into shares of common stock. Prior to the redemption date, 1,147,595 shares of Series B Preferred Stock elected to convert into 1,727,182 shares of common stock. On June 3, 2004, the Company redeemed the remaining 2,405 shares of its Series B Preferred Stock outstanding at a redemption price of $25.00 per share, plus declared and unpaid dividends, for an aggregate approximate amount of $0.3 million. All share and per share data has been adjusted to reflect the two-for-one stock split in August 2004 and the 5% stock dividends paid in January 2004.

Return on Equity and Assets

The following table sets forth the Company’s ratios of net income to average total assets (return on assets), net income to average total equity (return on equity), cash dividend payout ratio (cash dividends per common share paid to basic earnings per common share) and average equity to average total assets (equity to asset ratio).

	2004	2003	2002
Return on average assets	1.2%	1.3%	1.1%
Return on average equity	23.5%	28.1%	22.2%
Cash dividend payout ratio	6.7%	2.1%	0.0%
Stockholders' equity to asset ratio	5.1%	4.6%	5.0%

The Company initiated a cash dividend program in 2003 with an initial declaration of $0.01 per share. The Company has continued to increase its quarterly dividend and has paid $0.04, $0.03, $0.03 and $0.02 per share cash dividend in November 2004, August 2004, May 2004 and February 2004, respectively.

In addition, a two-for-one stock split was paid in August 2004, and 5% stock dividends were paid in January 2004 and January 2003. All share and per share data has been adjusted to reflect these stock dividends and stock split. The terms of the stock dividends and stock split are discussed in Note #15 to the Company’s audited financial statements included in Item 8 hereof.

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

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

The Company

The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company's operations, and its subsidiary are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System.

The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB conducts periodic examinations of the Company and its subsidiary. The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of its banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

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

Following a regular joint examination by the FDIC and the DFI in November 2003, the Bank’s Board of Directors approved and signed a voluntary agreement (the “Agreement”) with the FDIC and DFI on July 7, 2004. In relation to the Bank’s significant growth over the last several years, the Bank continues to assess and develop its policies and procedures to facilitate the successful implementation of its strategic plan and capital adequacy plan while maintaining the safety and soundness of the Bank. The adoption of the Agreement formalizes many of the actions that the Bank has already taken to strengthen its operational procedures, broaden its directorship and augment its senior management team. The Bank continues to maintain capital ratios in excess of regulatory requirements. Operating performance and asset quality continues to be strong, and deposit generation and liquidity continues to be satisfactory to support its operations.

Prior to entering into the Agreement, the Bank’s existing three-year strategic plan and capital adequacy plan called for a measured growth. In accordance with the Agreement, the Bank will notify the FDIC and DFI of any deviations beyond its strategic plan, including any growth beyond 25% of its total assets per annum, which level is within the existing strategic plan’s framework. Consistent with the terms of the Agreement, the Bank added one new director to its Board of Directors by December 31, 2004, and subsequently added another director in January 2005. The Bank believes it is in fulfillment of the Agreement, and the Agreement will not materially adversely affect the successful implementation of the Company’s strategic business plan, the Company’s financial condition or results of operations, or the Company’s previously announced earnings guidance.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" institution must develop a capital restoration plan. At December 31, 2004, the Bank exceeded all of the required ratios for classification as "well capitalized."

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2004, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

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

A bank's compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution's lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the FDIC. The Bank received an overall rating of satisfactory in complying with its CRA obligations.

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

Accounting Changes

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment”, which is a revision to Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation”, and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The revised statement does not change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or changes the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The phase-in period for this statement begins in the third quarter of 2005, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company is in the process of determining the impact that the adoption of SFAS No. 123R will have on the financial condition or operating results of the Company.

In December 2003, the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

Employees

At December 31, 2004, the Company had 244 full-time equivalent employees as compared to approximately 187 in 2003. The Company believes that its employee relations are satisfactory.

ITEM 2. Properties

The following table sets forth certain information with respect to the Bank’s offices at December 31, 2004.

Office Location	Leased/Owned	Lease Expiration Date

9590 Foothill Boulevard (1) (2)	Owned	N/A
Rancho Cucamonga, California 91730

5455 Riverside Drive (1)	Owned	N/A
Chino, California 91710

23840 Lake Drive (1)	Owned	N/A
Crestline, California 92325

222 S. Promenade, 2nd floor (7)	Leased	Month to Month
Corona, CA 92879

8748 Industrial Lane (5)	Leased	Month to Month
Rancho Cucamonga, California 91731

500 State College Boulevard, Suite 1210 (3)	Leased	January 2005
Orange, CA 92868

1200 S. Diamond Bar Boulevard (1)	Leased	April 2005
Diamond Bar, California 91765

8105 Irvine Center Drive, Suite 600 (4)	Leased	March 2007
Irvine, California 92618

27177 Highway 189, Suite G (8)	Leased	March 2007
Blue Jay, California 92317

2100 S. Foothill Boulevard (1)	Leased	October 2009
LaVerne, California 91750

16008-14 Foothill Boulevard (1)	Leased	December 2009
Irwindale, California 91706

500 State College Boulevard, Suite 530 (9)	Leased	January 2010
Orange, CA 92868

28200 Hwy 189, Suite K-100 (6)	Leased	July 2013
Lake Arrowhead, California 92352

1230 Rosecrans Avenue, 6th floor (1)	Leased	August 2013
Manhattan Beach, California 90265

1016 Irwin Street (7)	Leased	January 2014
San Rafael, California 94909

1260 Corona Pointe (7)	Leased	September 2014
Corona, CA 92879

7676 Hazard Center Drive, Suite 200 (3)	Leased	November 2014
San Diego, California 92107

200 S. Main Street, Suites 150 & 320 (1) (7)	Leased	December 2018
Corona, California 92878
___________________

(1) This location serves as a full-service banking center of the Bank.
(2) This location also serves as the Company’s corporate headquarters.

(3) This location serves as an SBA loan production office of the Bank.
(4) This location serves as an administrative and loan production office.
(5) This location serves as the Bank’s warehouse facility.
(6) This location replaced the full-service banking center previously located in Blue Jay, California.
(7) This location serves as an administrative office.
(8) This location serves as an ATM room.
(9) In February 2005, this location replaced the existing Anaheim SBA loan production office in Orange, California.

ITEM 3. Legal Proceedings

In the normal course of business, the Company is subject to legal actions and complaints.  At December 31, 2004, management is not aware of any material pending legal action or complaint asserted against the Company.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock has been listed on the NASDAQ National Market System under the symbol “VNBC” since November 2002. Prior to such time, the Company’s common stock was listed on the NASDAQ SmallCap Market under the same symbol.

Common Stock

In June 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock for $25.00 per share. The Company contributed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds were used by the Company for general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

In December 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company also granted the investors the right (the “Right”) to purchase an additional 120,775 shares of common stock for $31.05 per share. The Company used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, repayment of other debt, and other general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005. The common stock, Warrants and Rights were offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). (See Note #16 to the Company’s audited financial statements included in Item 8 hereof.)

Junior Subordinated Debentures

In March 2004, the Company’s special purpose business trust, Vineyard Statutory Trust V, issued $10.3 million of trust preferred securities in a private placement offering. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees.

In May 2004, the Company’s special purpose business trust, Vineyard Statutory Trust VI, issued $12.4 million of trust preferred securities in a private placement offering. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees.

In December 2004, the Company’s special purpose business trust, Vineyard Statutory Trust VII, issued $10.3 million of trust preferred securities in a private placement offering. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees. The net proceeds from the issuance of the junior subordinated debentures were used primarily to repay debt of the Company. The Company and each of the statutory trusts relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

The following table summarizes the high and low closing prices at which the shares of the common stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions. The Company’s stock prices in the following table have been adjusted to reflect the Company’s two-for-one stock split in August 2004 and the 5% stock dividends paid in January 2003 and January 2004.

	Sales Prices of
	Common Stock
	High	Low
2004
First Quarter	$22.18	$17.58
Second Quarter	$24.00	$17.25
Third Quarter	$28.95	$20.58
Fourth Quarter	$34.65	$28.11

2003
First Quarter	$8.05	$7.04
Second Quarter	$10.48	$7.43
Third Quarter	$14.65	$9.91
Fourth Quarter	$17.86	$13.89

As of February 22, 2005, the Company had approximately 2,800 shareholders that own approximately 9,534,681 shares of common stock.

The Company initiated a cash dividend program in 2003. The Company paid $0.04, $0.03, $0.03, and $0.02 per share cash dividend in November 2004, August 2004, May 2004, and February 2004. During August and November of 2003, the Company paid $0.01 and $0.02 per share cash dividend, respectively. In addition, the Company paid $0.05 per share cash dividend in February 2005. The Company’s primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds.)

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2004	5,000	$29.26	5,000	$1,973,000
November 1 - 30, 2004	-	N/A	-	$1,973,000
December 1 - 31, 2004	-	N/A	-	$1,973,000
Total	5,000	$29.26	5,000
___________________

(1)
In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, the Company approved an increase in its stock repurchase program of $5.0 million for a total amount of $7.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market. The Company’s stock repurchase program does not have an expiration date. During January 2005, the Company announced a $5.0 million increase to the stock repurchase program.

ITEM 6. Selected Financial Data

The table set forth below for the fiscal years ended December 31, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, certified public accountants (“VTD”), included in Item 8 hereof and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 2001 and 2000 are derived from audited financial statements examined by VTD which are not included herein.

(Dollars in Thousands, except per share data)	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data
Interest Income	$75,056	$39,537	$19,170	$11,602	$8,965
Interest Expense	$22,054	$11,383	$5,837	$3,586	$2,048
Net Interest Income	$53,002	$28,154	$13,333	$8,016	$6,917
Provision for Possible Loan Losses	$(5,734)	$(3,710)	$(1,430)	$(773)	$(256)
Other Income	$5,457	$5,828	$3,928	$2,191	$1,582
Other Expenses	$29,069	$16,740	$10,742	$8,295	$7,174
Income Before Taxes	$23,656	$13,532	$5,089	$1,139	$1,069
Income Tax (Provision)/Benefit	$(9,669)	$(5,540)	$(2,081)	$17	$(449)
Net Income	$13,987	$7,992	$3,008	$1,156	$620
Earnings Per Share of Common Stock (1)
Basic	$1.72	$1.21	$0.63	$0.28	$0.15
Diluted	$1.55	$1.09	$0.52	$0.25	$0.15
Weighted Average Number of Shares (1)
Basic	7,692,057	6,097,036	4,779,253	4,119,506	4,110,174
Diluted	8,929,760	7,193,604	6,033,591	5,289,104	4,112,962
Ratio of net charge-offs during the year to
average loans outstanding during the year	0.0%	0.0%	0.0%	0.1%	0.3%
Return on average assets	1.2%	1.3%	1.1%	0.8%	0.6%
Return on average equity	23.5%	28.1%	22.2%	11.7%	7.0%
Cash dividend declared per common share (2)	$0.12	$0.03	$-	$-	$-
Stockholders’ equity to asset ratio	5.1%	4.6%	5.0%	6.8%	7.9%

Balance Sheet Data
Assets	$1,311,497	$887,800	$385,852	$191,659	$110,753
Deposits	$965,546	$603,326	$287,533	$159,381	$99,583
Net Loans	$1,014,036	$589,470	$250,248	$136,128	$78,740
Stockholders' Equity	$85,227	$52,175	$19,958	$10,455	$9,295
Ratio of allowance for possible loan losses
to loans at year-end	1.3%	1.3%	1.2%	1.1%	1.0%
___________________

(1)
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares and the earnings per share were adjusted to reflect the Company’s two-for-one stock split in August 2004 and 5% stock dividends in January 2004 and January 2003.

(2)	Cash dividends declared per common share have been adjusted to reflect the 5% stock dividends paid in January 2004 and January 2003 and the two-for-one stock split in August 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past four years, the Company has grown significantly; however, its business is subject to various risks which are discussed in “Business; Risk Factors” in Item 1 hereof. Management has implemented several strategies to manage risks such as interest rate risk and liquidity (See “Business” in Item 1 hereof).

The Company’s growth has enabled it to recognize economies of scale, which presents a better opportunity for the Company’s operations. Based on historical results and current economic forecasts, management anticipates that the Company will continue to grow in 2005. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.

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

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Item 8. Financial Statements and Supplementary Data; Note #1 - Summary of Significant Accounting Policies.

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

Investment Securities

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. We use estimates for the fair values and average lives of these mortgage-backed securities based on the information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data.

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

Income Taxes

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Results of Operations

Net income for the periods ending December 31, 2004, 2003 and 2002, was $14.0 million, $8.0 million and $3.0 million, respectively, representing an increase of 75.0% for the year ended 2004 compared to the year ended 2003 and an increase of 165.7% for the year ended 2003 as compared to the year ended 2002. On a per diluted share basis, net income was $1.55, $1.09 and $0.52 for the years ended December 31, 2004, 2003 and 2002, respectively. Prior period earnings per share were adjusted for the Company’s two-for-one stock split in August 2004 and 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before its provision for possible loan losses increased by $24.8 million or 88.3% for the year ended December 31, 2004 as compared with the same period in 2003 and increased by $14.8 million or 111.2% for the year ended December 31, 2003 as compared with the same period in 2002. Non-interest income decreased by $0.4 million or 6.4% for the year ended December 31, 2004 as compared with the same period in 2003 and increased by $1.9 million or 48.4% for the year ended December 31, 2003 as compared with the same period in 2002. Thus, total net revenue (defined as net interest income and non-interest income) for the year ended December 31, 2004 increased by $24.4 million or 72.0% as compared with the same period in 2003. Total net revenue for the year ended December 31, 2003 increased by $16.7 million or 96.9% as compared with the same period in 2002.

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

Investment securities at December 31, 2004 and 2003 were $223.5 million and $202.1 million, respectively, representing an increase of $21.4 million or 10.6%. The increase in investment securities in 2004 provided an increase of $0.2 million in interest income for the year ended December 31, 2004 over the prior period ended December 31, 2003. Interest income from investment securities for the years ended December 2004, 2003 and 2002 was $8.6 million, $8.4 million and $2.6 million, respectively. The Company decreased its investment in overnight federal funds by $37.4 million for the year ended December 31, 2004 as compared with the same period ended December 31, 2003. As a result, the interest income from overnight federal funds decreased by approximately $45,000 for the year ended December 31, 2004 compared with the same period in 2003. Interest income from overnight federal funds for the years ended December 31, 2004, 2003 and 2002 was $0.1 million for each period.

For the year ended December 31, 2004, operating results demonstrated a significant growth over the same periods in 2003 and 2002 as the volume of earning assets increased. The growth in the Company’s earning assets was funded by the growth in deposits, the increased borrowings and the issuance of common stock. The catalyst for the Company’s growth in deposits continues to be its efforts to attract stable, core deposits from within the Bank’s community markets. Total deposits at December 31, 2004 totaled $965.5 million, representing an increase of $362.2 million or 60.0% as compared to December 31, 2003. Total borrowings have increased as a result of the issuance of $33.0 million in junior subordinated debentures during 2004. In addition, the Company raised $29.2 million, net of fees and expenses, through the issuance of common stock in private placement transactions during June 2004 and December 2004.

During 2001, the prime rate decreased by 475 basis points or 50% from its level at year end 2000 to 4.75%. During the fourth quarter of 2002, the prime rate decreased an additional 50 basis points from its level at year end 2001 to 4.25%. The prime rate remained at 4.25% until June 24, 2003, when it was lowered to 4.00%. The prime rate remained at 4.00% at December 31, 2003. During 2004, the FRB began to increase the overnight borrowing rate. As a result, the prime rate increased to 4.25% on July 1, 2004. The prime rate further increased to 4.50%, 4.75%, 5.00% and 5.25% in August 2004, September 2004, November 2004 and December 2004, respectively. The prime rate was 5.25% at December 31, 2004.

During 2004, management changed the mix of interest-earning assets by strategically moving interest-earning assets into higher yielding asset categories from lower yielding interest-earning asset categories, therefore increasing the average yield on total interest-earning assets for the year ended December 31, 2004. The average yield on interest-earning assets increased by 10 basis points from 6.6% at December 31, 2003 to 6.7% at December 31, 2004. As of December 31, 2004, the majority of the variable rate loan portfolio was above its designated rate floors, causing the Company to be more asset sensitive. The majority of these accounts, which had hit their rate floors during the declining rate environment of 2001 through 2004, have begun to reprice faster than the liabilities due to the rising interest rate environment in the latter half of 2004. The average cost of interest-bearing liabilities increased by 10 basis points from 2.2% at December 31, 2003 to 2.3% at December 31, 2004. Consequently, the net interest margin for the year ended December 31, 2004 remained stable at 4.7%, as compared to the prior year end. As interest-bearing deposit accounts are less elastic than interest-earning loans in a rising interest rate environment, the Company anticipates a continued increase in the net interest margin during the current rising interest rate environment.

Total non-interest expense was $29.1 million, $16.7 million and $10.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. This represented an increase of $12.3 million or 73.6% for the year ended December 31, 2004 as compared with the same period in 2003 and an increase of $6.0 million or 55.8% for the year ended December 31, 2003 as compared with the same period in 2002. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50%-60% of total non-interest expense for each of those years. In order to support its growth, the Company hired additional employees for business development and various experienced managers over the past three years. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 49.7%, 49.3% and 62.2% for the years ended December 31, 2004, 2003 and 2002, respectively. The improved efficiency ratio partly reflects the Company’s recognition of economies of scale.

The quality of the Company’s loan portfolio continued to perform well as compared to peer group standards, sustaining only $0.3 million in net charge-offs or 0.03% of average loans in 2004 and $0.1 million in net charge-offs or 0.02% of average loans in 2003. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $5.7 million, $3.7 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The allowance for possible loan losses remained at 1.3% of gross loans at December 31, 2004 and at December 31, 2003. At December 31, 2004, the Company reported no non-performing loans or other real estate owned. At December 31, 2003, the Company had approximately $0.2 million of non-performing loans and approximately $0.1 million of other real estate owned through foreclosure. At December 31, 2002, there were no non-performing loans or other real estate owned.

For the years ended December 31, 2004, 2003 and 2002, the provision for federal and state income taxes was $9.7 million, $5.5 million and $2.1 million, respectively, representing an effective tax rate of 40.9% for each year.

Net Interest Income

Total interest income for the years ended December 31, 2004, 2003 and 2002 was $75.1 million, $39.5 million and $19.2 million, respectively, while total interest expenses was $22.1 million, $11.4 million and $5.8 million, respectively. Therefore, the net interest income was $53.0 million, $28.2 million and $13.3 million for each of the years ended December 31, 2004, 2003 and 2002, respectively, for a net interest margin of 4.7%, 4.7% and 5.3%, respectively.

Although the net interest margin remained constant for the year ended December 31, 2004, the net interest income increased $24.8 million or 88.3%, from $28.2 million for the year ended December 31, 2003 to $53.0 million for same period in 2004 as the volume of earning assets increased. Net interest income increased $14.8 million or 111.2%, from $13.3 million for the year ended December 31, 2002 to $28.2 million for the same period ended 2003. The prime rate was 4.25% at December 31, 2002 and 4.00% at December 31, 2003. This decrease of 25 basis points compressed the net interest margin until the loan floors stabilized this margin. Then during 2004, the FRB began to raise interest rates. The prime rate was raised five times and was 5.25% at December 31, 2004. As a result, the Company experienced some expansion in the average yield on loans during the last quarter of 2004, as existing loans paid off and new loans were originated at higher market rates. The increased rates during the latter portion of 2004, along with a change in mix of earning assets from lower yielding assets to higher yielding assets, generated an average yield on interest-earning assets for the year ended December 31, 2004 of 6.7%, as compared with 6.6% for the same period in 2003.

During 2004, the Company was liability-sensitive in the short-run, which caused it to experience a slight increase in the average cost of interest-bearing liabilities. As interest rates began to increase in the second half of fiscal 2004, variable rate loans that were below their floors began to move above the floors. For the year ended December 31, 2004, the average cost of interest-bearing liabilities was 2.3%, as compared to the average cost of 2.2% for the same period ended 2003.

Loan fee income, which is included in interest income, also stabilized interest income during a period of declining interest rates. For the year ended December 31, 2004, loan fee income represented $9.6 million of the $66.4 million in loan income, or 14.4% of total loan-related income. For the year ended December 31, 2003, loan fee income represented $4.8 million of the $31.1 million in loan income, or 15.4% of total loan-related income. For the year ended December 31, 2002, loan fee income was $2.7 million of the $16.5 million in total loan income, or 16.4% of total loan-related income. Construction loans and commercial real estate loans generate the bulk of all loan fee income. The Company continues its emphasis in single-family coastal construction loans from its Manhattan Beach loan production office which began in 2001, concentrating on the coastal communities of Los Angeles county. In late 2002, the Company began the product line of single-family tract home construction loans serving Riverside, Los Angeles and San Bernardino counties in California. The loan fees generated from these construction loan products continue to generate greater loan yields. Construction loans generally have a duration of 12 months. As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized over the shorter life of the construction loan compared to longer term loans.

For the year ended December 31, 2004, the Company’s deposits were comprised of 13.2% of non-interest bearing deposits, 46.7% of money market, NOW and savings deposits, and 40.1% of time certificates of deposit; while the composition of deposits for the year ended December 31, 2003 was 17.1%, 45.8% and 37.1%, respectively. For the year ended December 31, 2004, the cost of deposits was 2.2% as compared with 2.3% for the same period in 2003. In conjunction with the cost of deposits increasing as interest rates on deposits increased, interest expense on deposits increased $7.5 million for the year ended December 31, 2004 as compared with the same period in 2003 as the volume of interest-bearing deposits increased. Aggregate interest expense on deposits was $15.7 million, $8.3 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

An additional form of funding for the Bank’s growth was debt issued by the Company. In 2004 and 2003, the Company issued $33.0 million and $20.6 million, respectively, in junior subordinated debentures. In December 2002, the Company issued $5.2 million in junior subordinated debentures, $5.0 million in subordinated debt and also borrowed from a correspondent bank $5.0 million on a line of credit which was entirely paid off during 2003 with a portion of the net proceeds from the Company’s Series B Preferred Stock offering. Those instruments bear variable interest rates indexed to LIBOR and are adjusted on a quarterly basis. Furthermore, FHLB advances at December 31, 2004 totaled $177.0 million, representing a decrease of $5.0 million as compared to December 31, 2003. As market rates began to increase, the interest rates on those variable notes also increased. The consolidated cost of funds for the Company for the year ended December 31, 2004 was 2.3%, up slightly from 2.2% for the year ended December 31, 2003. Such instruments contributed to an increase in interest expense of approximately $3.2 million for the year ended December 31, 2004 as compared with the same period in 2003. Interest expense on borrowings and fed funds purchased was $6.3 million, $3.1 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table presents the distribution of the Company’s average assets, liabilities, and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the years ended December 31,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (5)	$908,829	$66,374	7.3%	$405,973	$31,080	7.7%
Investment securities	197,958	8,187	4.1%	177,138	8,088	4.6%
Federal funds sold	5,428	53	1.0%	9,324	98	1.1%
Other investments (1)	11,667	442	3.8%	5,995	271	4.5%
Total Interest-earning assets	1,123,882	75,056	6.7%	598,430	39,537	6.6%
Other assets	47,747			27,923
Less: allowance for possible loan losses	(10,472)			(4,990)
Total average assets	$1,161,157			$621,363

Liabilities and Stockholders' Equity
Savings deposits (2)	$385,001	7,789	2.0%	$201,528	3,820	1.9%
Time deposits	323,996	7,953	2.5%	162,996	4,461	2.7%
Subordinated debt	5,000	241	4.8%	5,000	226	4.5%
Junior subordinated debentures	54,080	2,630	4.9%	20,634	1,000	4.8%
Short term borrowings	211,690	3,441	1.6%	122,570	1,876	1.5%
Total interest-bearing liabilities	979,767	22,054	2.3%	512,728	11,383	2.2%
Demand deposits	115,045			75,370
Other liabilities	6,749			4,784
Total average liabilities	1,101,561			592,882
Stockholders' equity	59,596			28,481
Total liabilities and
stockholders' equity	$1,161,157			$621,363

Net interest spread (3)			4.4%			4.4%
Net interest income
and net interest margin (4)		$53,002	4.7%		$28,154	4.7%

(Footnotes on the following page)

(Dollars in Thousands)	For the year ended December 31, 2002
	Average		Average
	Balance	Interest	Yield/Cost
Assets
Loans (5)	$191,598	$16,457	8.6%
Investment securities	54,063	2,567	4.7%
Federal funds sold	5,165	82	1.6%
Other investments (1)	1,194	64	5.4%
Total Interest-earning assets	252,020	19,170	7.6%
Other assets	19,478
Less: allowance for possible loan losses	(2,089)
Total average assets	$269,409

Liabilities and Stockholders' Equity
Savings deposits (2)	89,489	1,783	2.0%
Time deposits	73,394	2,631	3.6%
Subordinated debt	208	8	3.8%
Convertible debentures	2,150	314	14.6%
Junior subordinated debentures	12,417	717	5.8%
Short term borrowings	20,776	384	1.8%
Total interest-bearing liabilities	198,434	5,837	2.9%
Demand deposits	55,936
Other liabilities	1,486
Total average liabilities	255,856
Stockholders' equity	13,553
Total liabilities and
stockholders' equity	$269,409

Net interest spread (3)			4.7%
Net interest income
and net interest margin (4)		$13,333	5.3%
____________________

(1) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(2) Includes savings, NOW, and money market deposit accounts.
(3) Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(4) Net interest margin is computed by dividing net interest income by total average earning assets.
(5)Interest on loans includes loan fees, which totaled $9.6 million, $4.8 million and $2.7 million for the year ended December 31, 2004, 2003 and 2002, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to volume and rate changes for the year indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amounts attributable solely to the change in volume and to the change in rate.

(Dollars in Thousands)	2004-2003			2003-2002
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in:
Interest income:
Loans (1)	$37,454	$(2,160)	$35,294	$18,807	$(4,184)	$14,623
Investment securities	890	(797)	93	5,374	153	5,527
Other investments	241	(64)	177	263	(62)	201
Federal funds sold	(41)	(4)	(45)	66	(50)	16
	38,544	(3,025)	35,519	24,510	(4,143)	20,367
Increase (Decrease) in:
Interest expense:
Savings deposits (2)	$3,985	$(16)	$3,969	$2,987	$(950)	$2,037
Time deposits	4,409	(917)	3,492	3,210	(1,380)	1,830
Borrowings	1,493	72	1,565	1,983	(502)	1,481
Convertible debentures,
subordinated debt and junior
subordinated debentures	1,635	10	1,645	684	(486)	198
	11,522	(851)	10,671	8,864	(3,318)	5,546
Increase (Decrease)
in Net interest income	$27,022	$(2,174)	$24,848	$15,646	$(825)	$14,821
_____________

(1)	Interest on loans includes loan fees, which totaled $9.6 million, $4.8 million and $2.7 million for the year ended December 31, 2004, 2003 and 2002, respectively.
(2)	Includes savings, NOW, and money market deposit accounts.

Provision for Possible Loan Losses

For the years ended December 31, 2004, 2003 and 2002, the provision for loan losses was $5.7 million, $3.7 million and $1.4 million, respectively. The provision for loan losses was increased to support the increasing loan balances for each of those years.

The Company’s allowance for possible loan losses was $13.0 million or 1.3% of gross loans at December 31, 2004 as compared to $7.5 million or 1.3% of gross loans at December 31, 2003. The provision for possible loan losses was increased to support the increasing loan balances for each of the periods as well as to reflect the inherent risk of construction and commercial loans. Additions to the reserve are effected through the provision for possible loan losses.

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

Non-Interest Income

Non-interest income for the years ended December 31, 2004, 2003 and 2002 was $5.5 million, $5.8 million and $3.9 million, respectively, for a decrease of $0.4 million or 6.4% for the year ended December 31, 2004 as compared with the same period in 2003 and an increase of $1.9 million or 48.4% for the year ended December 31, 2003 as compared with the same period in 2002.

In the fourth quarter 2002, the Company began its SBA lending department. The guaranteed portion of the SBA loans originated is eventually sold. Those SBA loans sold, combined with other loans held for sale and sold during the year, generated gains amounting to $3.0 million in 2004 as compared to $2.1 million in 2003 and $0.6 million in 2002.

For the year ended December 31, 2004, gain from the sale of investment securities amounted to $0.4 million as compared to $2.1 million for the year ended December 31, 2003 and $1.3 million for the year ended December 31, 2002. The gain was a result of management’s ability to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable; therefore, the Company realized gains upon sale from its available-for-sale investment portfolio.

During 2002, the Company received $0.5 million in litigation recovery from its former insurance couriers. This stems from a reimbursement of legal fees advanced by the Bank over a period of several years in the early to mid 1990’s. This amount is included in “other income” on the Company’s Consolidated Statements of Income.

Non-Interest Expenses

The Company’s non-interest expense for the years ended December 31, 2004, 2003 and 2002 was $29.1 million, $16.7 million and $10.7 million, respectively. The increase for the year ended December 31, 2004 was $12.3 million or 73.6% as compared with the same period in 2003 and the increase for the year ended December 31, 2003 was $6.0 million or 55.8% as compared with the same period in 2002. Non-interest expense, consisted primarily of (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expense; and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense.

Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited, from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2004, 2003 and 2002, while providing the infrastructure needed to support its longer-term growth. These changes have increased the Company’s compensation expense by $7.7 million or 86.0% to $16.7 million for the year ended December 31, 2004 as compared to the same period in 2003 and by $3.8 million or 72.7% to $9.0 million for the year ended December 31, 2003 as compared to $5.2 million for the same period in 2002.

Occupancy expense amounted to $2.4 million, $1.5 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. This represents an increase of $0.9 million or 63.8% for the year ended December 31, 2004 as compared with the same period in 2003 and an increase of $0.6 million or 68.2% for the year ended December 31, 2003 as compared with the same period in 2002. The increases in occupancy expense are primarily due to the Company’s expansion. In 2004, the Company opened an SBA lending office in Anaheim, California, as well as an administrative office in San Rafael, California, which will be used for the Company’s strategic expansion into that area of California. In 2003, the Bank opened a banking center in Corona, California and converted its loan production office in Manhattan Beach, California into a full-service banking center. In addition, the Bank opened a loan production office in Irvine, California in 2003 and acquired a banking center in Irwindale, California from the Southland Bank acquisition. In 2002, the loan production office in Manhattan Beach was expanded to accommodate additional staff as the single family coastal construction loan production increased. In addition, the Company began its SBA lending department in the fourth quarter of 2002. As a result, the Company opened offices in San Diego and Beverly Hills for the production of SBA loans. The Beverly Hills office lease was terminated in 2003, and was replaced with the current Anaheim SBA office.

With the Company’s expansion in its banking network, expense related to furniture and fixtures also increased over the years. Expense related to furniture and fixtures was $2.4 million, $1.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. This represents an increase of $1.2 million or 101.1% for the year ended December 31, 2004 as compared with the same period in 2003 and an increase of $0.4 million or 52.4% for the year ended December 31, 2003 as compared with the same period in 2002.

Other expenses were $7.5 million, $5.1 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other expenses increased $2.5 million or 48.2% for the year ended December 31, 2004 as compared with the same period in 2003 and increased $1.2 million or 31.1% for the year ended December 31, 2003 as compared with the same period in 2002. The increases in other expenses in both 2004 and 2003 are due primarily to the Company’s implementation of its strategy to grow its business. All categories of non-interest expense have increased, including professional services, insurance, telephone and other overhead, as the number of employees has increased and the volume of loans and deposits production has increased.

Income Tax

The Company’s provision for federal and state taxes for the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $5.5 million and $2.1 million, respectively, representing an effective tax rate of 40.9% for both periods.

Financial Condition

Assets

At December 31, 2004, total assets were $1.3 billion as compared with $887.8 million at December 31, 2003. Total assets at December 31, 2004 were comprised primarily of $1.0 billion in loans, net of unearned income, and $223.5 million in investment securities. This is an increase of $424.6 million or 72.0% in loans, net of unearned income and deferred fees, and an increase of $21.4 million or 10.6% in investment securities from December 31, 2003.

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

Liabilities

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. At December 31, 2004, the Bank increased its deposits by $362.2 million or 60.0% as compared to December 31, 2003. The increase was primarily due to an increase of $164.1 million or 69.1% in money market accounts and an increase of $157.1 million or 68.3% in time deposits (“TCD’s”) over the prior year.

The Bank’s main focus is to increase its core deposit base through relationships. In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Bank’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 60.0% for the year ended December 31, 2004 and 109.8% for the year ended December 31, 2003 as compared to prior periods. Consolidated total deposits amounted to $965.5 million at December 31, 2004 and $603.3 million at December 31, 2003. Non-interest bearing demand deposits amounted to $127.5 million at December 31, 2004 and $94.2 million at December 31, 2003.

At December 31, 2004, the Bank had 9,366 demand deposit accounts with an aggregate balance of $138.3 million and an average balance of approximately $14,800. In addition, the Bank’s NOW and money market accounts represented 4,382 accounts with an aggregate balance of $435.3 million and an average balance of approximately $99,300. Savings deposits represented 3,458 accounts with an aggregate balance of $15.8 million and an average balance of approximately $4,600. TCD’s increased to 6,387 accounts with an aggregate balance of $387.1 million and an average balance of approximately $60,600 at December 31, 2004. Included in the $387.1 million of TCD’s are TCD’s with an account balance of $100,000 or more equaling $204.0 million at December 31, 2004.

At December 31, 2003, the Bank had 8,960 demand deposit accounts with an aggregate balance of $103.9 million and an average balance of approximately $11,500. In addition, the Bank’s NOW and money market accounts represented 2,708 accounts with an aggregate balance of $263.6 million and an average balance of approximately $97,300. Savings deposits remained relatively steady with 3,809 accounts with an aggregate balance of $15.5 million and an average balance of approximately $4,000. TCD’s increased to 4,093 accounts with a balance of $230.0 million with an average balance of approximately $56,100 at December 31, 2003. Included in the $230.0 million of TCD’s are TCD’s with an account balance of $100,000 or more equaling $116.7 million at December 31, 2003.

FHLB advances were $177.0 million and $182.0 million at December 31, 2004 and 2003, respectively. The tremendous growth in deposits allowed this balance to remain relatively constant even though the loan portfolio grew significantly during 2004.

In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under either credit facility as of December 31, 2004.

The Company issued $10.3 million, $12.4 million, and $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures in December 2004, May 2004 and March 2004, respectively. During both September and December 2003, the Company issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures. The Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures increased from $17.5 million at December 31, 2002 to $38.1 million at December 31, 2003, and to $71.1 million at December 31, 2004. Additionally, the Company had $5.0 million of subordinated debentures outstanding at December 31, 2004, 2003 and 2002. Most of the proceeds from these issuances were down streamed to the Bank as working capital to support the Bank’s growth.

Stockholders’ Equity

At December 31, 2004 and 2003, stockholders’ equity was $85.2 million and $52.2 million, respectively. The increase in stockholders’ equity was due primarily to $14.0 million of net income for the year ended December 31, 2004 and the private placement of common stock during June 2004 and December 2004, resulting in $29.2 million of proceeds, net of issuance costs. These increases were partially offset by the purchase of $7.0 million of common stock to fund the Company’s Employee Stock Ownership Plan (“ESOP”), which was initiated in April 2004 (See Note #13 to the Company’s audited financial statements included in Item 8 hereof for a discussion of the ESOP).

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposit and borrowing ratio was 88% and 75% at December 31, 2004 and 2003, respectively. The Bank’s policy is to strive for a loan to deposit and borrowing ratio between 79% and 96%. This range is determined based on a 10% deviation above and below the Bank’s peer group.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 18.3% of total consolidated assets at December 31, 2004. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has unsecured borrowing lines with six correspondent banks totaling $66.0 million as well as an advance line with the FHLB allowing the bank to borrow up to 40% of the Bank’s total assets as of December 31, 2004. This advance line is collateralized by investment securities and/or eligible loans.

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

The table below sets forth the Company’s known contractual obligations at December 31, 2004:

(Dollars in Thousands)	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$387,061	$290,815	$96,246	$-	$-
Long-Term Debt Obligations	253,139	162,000	15,000	-	76,139
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	21,621	2,227	4,385	4,265	10,744
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected
on the Registrant's Balance Sheet
under GAAP	-	-	-	-	-
Total	$661,821	$455,042	$115,631	$4,265	$86,883

Capital Resources

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

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.49%	$95,159	8.00%	$118,949	10.00%
Consolidated	$174,212	14.60%	$95,474	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.40%	$47,580	4.00%	$71,369	6.00%
Consolidated	$116,280	9.74%	$47,737	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.33%	$52,066	4.00%	$65,083	5.00%
Consolidated	$116,280	8.90%	$52,276	4.00%	N/A	N/A

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.85%	$53,911	8.00%	$67,411	10.00%
Consolidated	$105,439	15.57%	$54,189	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.73%	$26,974	4.00%	$40,424	6.00%
Consolidated	$73,007	10.78%	$27,107	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.34%	$33,174	4.00%	$41,474	5.00%
Consolidated	$73,007	8.77%	$33,307	4.00%	N/A	N/A

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2004 and 2003, the amounts of the Company’s undisbursed loan funds were $439.4 million and $361.4 million, respectively, and obligations under standby and commercial letters of credit were $1.7 million and $0.7 million, respectively. Undisbursed commitments to lend to Directors and Officers of the Company were $0.7 million and $0.4 million at December 31, 2004 and 2003, respectively (See Item 8. Financial Statements and Supplementary Data; Note #5 - Related Party Transactions; Note #12 - Commitments and Contingencies).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Business; Risk Factors” and “Business; Asset Liability Management” in Item 1 hereof.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP

Independent Auditors' Report	57

Financial Statements

Consolidated Balance Sheets
December 31, 2004 and 2003	58

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002	59

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2004, 2003 and 2002	60

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002	62

Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

Board of Directors
Vineyard National Bancorp
Rancho Cucamonga, California

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National and subsidiary as of December 31, 2004 and 2003, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vineyard National Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Company LLP
Rancho Cucamonga, California
March 9, 2005

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

(Dollars in Thousands)	December 31,
	2004	2003
ASSETS
Cash and due from banks	$20,551	$18,842
Federal funds sold	2,000	39,400
Total Cash and Cash Equivalents	22,551	58,242

Investment securities, available-for-sale	223,480	202,068
Loans, net of unearned income	1,027,037	597,007
Less: Allowance for loan losses	(13,001)	(7,537)
Net Loans	1,014,036	589,470
Bank premises and equipment, net	12,399	9,545
Accrued interest	5,423	3,107
FHLB and other stock, at cost	12,235	9,195
Deferred income tax asset	8,196	8,471
Other assets	13,177	7,702
TOTAL ASSETS	$1,311,497	$887,800

LIABILITES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$127,466	$94,162
Interest-bearing	838,080	509,164
Total Deposits	965,546	603,326
FHLB advances	177,000	182,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	71,139	38,147
Accrued interest and other liabilities	7,585	7,152
TOTAL LIABILITIES	1,226,270	835,625

COMMITMENTS AND CONTINGENCIES (Note #6 and #12)	-	-

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series A - no par value, issued and outstanding 0 and 50
shares in 2004 and 2003, respectively	-	2,450
Series B - no par value, issued and outstanding
0 and 1,150,000 in 2004 and 2003, respectively	-	26,549
Common stock - no par value, authorized 15,000,000 shares;
issued and outstanding 9,581,941 and 6,291,430 shares
in 2004 and 2003, respectively	70,536	9,739
Additional paid-in capital	3,772	3,307
Unallocated ESOP shares	(6,856)	-
Stock dividends to be distributed	-	4,981
Retained earnings	20,513	8,237
Accumulated other comprehensive loss, net of income taxes	(2,738)	(3,088)
TOTAL STOCKHOLDERS' EQUITY	85,227	52,175
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,311,497	$887,800

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share amounts)	2004	2003	2002

Interest Income
Interest and fees on loans	$66,374	$31,080	$16,457
Interest on investment securities - taxable	8,629	8,354	2,631
Interest on federal funds sold	53	98	82
Interest on deposits in other financial institutions	-	5	-
TOTAL INTEREST INCOME	75,056	39,537	19,170

Interest Expense
Interest on savings deposits	102	76	113
Interest on NOW and money market deposits	7,687	3,744	1,670
Interest on time deposits in denominations of $100,000 or more	4,246	2,282	1,352
Interest on other time deposits	3,707	2,179	1,279
Interest on federal funds purchased and other borrowings	6,312	3,102	1,423
TOTAL INTEREST EXPENSE	22,054	11,383	5,837
NET INTEREST INCOME	53,002	28,154	13,333

Provision for Loan and Lease Losses	(5,734)	(3,710)	(1,430)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN
AND LEASE LOSSES	47,268	24,444	11,903

Other Income
Fees and service charges	1,783	1,484	1,473
Gain on sale of SBA loans and SBA broker fee income	2,973	1,988	384
Gain on sale of mortgage loans	-	129	195
Net gain on sale of investment securities	388	2,137	1,285
Other income	313	90	591
TOTAL OTHER INCOME	5,457	5,828	3,928

Other Expenses
Salaries and employee benefits	16,712	8,983	5,201
Occupancy expense of premises	2,419	1,477	878
Furniture and equipment expense	2,391	1,189	780
Other expenses	7,547	5,091	3,883
TOTAL OTHER EXPENSES	29,069	16,740	10,742
INCOME BEFORE INCOME TAXES	23,656	13,532	5,089
INCOME TAX EXPENSE	9,669	5,540	2,081
NET INCOME	$13,987	$7,992	$3,008

EARNINGS PER SHARE
BASIC	$1.72	$1.21	$0.63
DILUTED	$1.55	$1.09	$0.52

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)					Stock			Accumulated
	Perpetual	Common Stock		Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	(Loss) Income	Total
Balance December 31, 2001	$-	1,876,126	$2,151	$3,307	$-		$5,032	$(35)	$10,455
Five percent stock dividend
distributed in January 2003		93,654
Five percent stock dividend
distributed in January 2004		98,050
Two-for-one stock split
distributed in August 2004		2,067,830
Issuance of preferred stock	2,450								2,450
Stock options exercised		194,040	350						350
Conversion of convertible debentures		1,653,750	3,551						3,551
Stock dividend to be distributed					2,026		(2,026)		-
Comprehensive income
Net Income						$3,008	3,008		3,008
Unrealized security holding gains
(net of $644 tax provision)						889		889	889
Less reclassification adjustment
for realized gains (net
of $539 tax provision)						(745)		(745)	(745)
Total comprehensive income						$3,152
Balance December 31, 2002	2,450	5,983,450	6,052	3,307	2,026		6,014	109	19,958
Issuance of common stock		349,044	3,200						3,200
Issuance of preferred stock	26,549								26,549
Stock options exercised		143,320	317						317
Warrants exercised		4,410	30						30
Purchase of common stock		(188,794)	(1,884)						(1,884)
Stock dividends distributed			2,024		(2,024)				-
Cash paid for fractional shares for
stock dividend distribution					(2)				(2)
Cash paid for fractional shares
for the Southland Bank purchase							(2)		(2)
Stock dividend to be distributed					4,981		(4,981)		-
Cash dividends paid on common stock							(149)		(149)
Cash dividends paid on preferred stock							(637)		(637)
Comprehensive income
Net Income						$7,992	7,992		7,992
Unrealized security holding
losses (net of
$1,345 tax benefit)						(1,936)		(1,936)	(1,936)
Less reclassification adjustment
for realized gains
(net of $876 tax provision)						(1,261)		(1,261)	(1,261)
Total comprehensive income						$4,795
Balance, December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237	$(3,088)	$52,175

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(continued)

(Dollars in Thousands)					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	(Loss) Income	Total
Balance December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237	$-	$(3,088)	$52,175

Issuance of common stock		1,283,100	29,200							29,200
Stock options exercised		214,329	745							745
Warrants exercised		148,100	1,007							1,007
Tax benefit from exercise of
non-qualified stock options				473						473
Purchase of common stock		(82,200)	(1,612)							(1,612)
Purchase of common stock
to pre-fund ESOP								(6,997)		(6,997)
Allocation of ESOP shares				(8)				141		133
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock
to common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares for
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares for
stock dividend distribution					(15)					(15)
Cash paid in excess of cost to redeem
Series A preferred stock							(51)			(51)
Cash paid in excess of cost to redeem
and convert Series B preferred stock							(20)			(20)
Cash dividends paid on common stock							(938)			(938)
Cash dividends paid on preferred stock							(702)			(702)
Comprehensive income
Net Income						$13,987	13,987			13,987
Unrealized security holding gains
(net of $85 tax provision)						121			121	121
Less reclassification adjustment
for realized gains
(net of $159 tax provision)						229			229	229
Total comprehensive income						$14,337
Balance, December 31, 2004	$-	9,581,941	$70,536	$3,772	$-		$20,513	$(6,856)	$(2,738)	$85,227

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net Income	$13,987	$7,992	$3,008
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation	2,042	956	668
Investment securities accretion/amortization	781	576	515
Amortization of intangible assets	11	4	-
Amortization of SBA servicing assets	269	82	1
Allocation of ESOP shares	133	-	-
FHLB dividends	(426)	(186)	(43)
Reinvestment of mutual fund dividends	(42)	-	-
Provision for possible loan losses	5,734	3,710	1,430
Loss on disposal of equipment	-	27	1
(Decrease) / increase in taxes payable	(2,273)	(1,542)	2,732
(Decrease) / increase in deferred taxes	31	(2,779)	(1,529)
Increase in other assets	(3,045)	(3,632)	(70)
(Increase) / decrease in cash surrender
value of life insurance policies	51	40	46
Decrease in loans held for sale	-	2,112	2,359
Increase in unearned loan fees	257	1,799	235
Increase in interest receivable	(2,316)	(1,548)	(586)
(Decrease)/increase in interest payable	(154)	790	(5)
Increase in accrued expense and other liabilities	1,320	1,766	407
Gain on sale of loans	(1,614)	(1,136)	(339)
Gain on sale of other real estate owned	(56)	-	-
Gain on sale of investment securities, net	(388)	(2,137)	(1,285)
Total Adjustments	315	(1,098)	4,537
Net Cash Provided By Operating Activities	14,302	6,894	7,545

Cash Flows From Investing Activities
Proceeds from maturities of investment securities,
available-for-sale	-	20,000	21,500
Proceeds from sales of mortgage-backed
securities available-for-sale	60,843	232,231	137,421
Purchase of investment securities available-for-sale	-	(2,000)	(36,007)
Purchase of mortgage-backed securities available-for-sale	(112,458)	(394,497)	(188,466)
Proceeds from principal reductions and maturities
of mortgage-backed securities available-for-sale	30,446	25,890	9,567
Purchase of FHLB and other stock, net	(3,670)	(6,739)	(2,050)
Policy additions to life insurance	(230)	(231)	(124)
Redemption of FHLB stock	1,056	-	-
Net cash provided from acquisition	-	12,766	-
Recoveries on loans previously written off	122	72	166
Net loans made to customers and principal
collections of loans	(429,065)	(326,154)	(117,971)
Capital expenditures	(5,014)	(4,271)	(883)
Proceeds from sale of other real estate owned	167	-	-
Proceeds from sale of property, plant and equipment	8	-	2
Net Cash Used in Investing Activities	(457,795)	(442,933)	(176,845)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(continued)

(Dollars in Thousands)	2004	2003	2002

Cash Flows From Financing Activities
Net increase in demand deposits, NOW account,
savings accounts, and money market deposits	205,162	158,863	94,271
Net increase in certificates of deposits	157,058	125,834	33,881
Proceeds from issuance of preferred stock	-	26,549	2,450
Proceeds from issuance of common stock	29,200	-	-
Proceeds from issuance of junior subordinated debentures	32,000	20,000	5,000
Proceeds from issuance of subordinated debt	-	-	5,000
(Decrease) / increase in other borrowings	-	(5,000)	5,000
Purchase of common stock to pre-fund ESOP	(6,997)	-	-
Purchase of treasury stock	(1,612)	(1,884)	-
Net change in FHLB advances	(5,000)	137,000	42,000
Proceeds from exercise of warrants	1,007	30	-
Redemption of Series A preferred stock (including
cash paid in excess of cost)	(2,501)	-	-
Redemption and conversion of Series B preferred stock
(including cash paid in excess of cost)	(76)	-	-
Cash paid in lieu of fractional shares
of stock dividend	(15)	(4)	-
Cash paid in lieu of fractional shares
of Series B conversion	(2)	-	-
Dividends paid on preferred stock	(702)	(637)	-
Dividends paid on common stock	(938)	(149)	-
Proceeds from exercise of stock options	1,218	317	350
Net Cash Provided by Financing Activities	407,802	460,919	187,952

Net (Decrease) / Increase in Cash and Cash Equivalents	(35,691)	24,880	18,652

Cash and Cash Equivalents, Beginning of Year	58,242	33,362	14,710

Cash and Cash Equivalents, End of Year	$22,551	$58,242	$33,362

Supplementary Information
Change in valuation allowance
for investment securities	$594	$(5,422)	$248
Conversion of convertible debentures	$-	$-	$3,551
Conversion of Series B preferred stock	$26,491	$-	$-
Income taxes paid	$11,910	$9,716	$876
Interest paid	$21,900	$10,519	$5,770
Transfer of loans to other real estate owned	$-	$111	$-
Tax benefit for exercise of
non-qualified stock options	$473	$-	$-

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

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI and Vineyard Statutory Trust VII, using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statement of income.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2004.

The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts as of December 31, 2004.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when in the opinion of management, there is reasonable doubt as to collectibility, or when principal or interest is past due 90 days, unless the loan is both well secured and in process of collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value of the loan, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

To calculate the gain (loss) on sale of loans, the Bank's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized to other expense over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

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

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2004, 2003 and 2002, was $2.0 million, $1.0 million and $0.7 million, respectively.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations. At December 31, 2004, 2003 and 2002, other real estate owned, which was included in “other assets” on the Company’s Consolidated Balance Sheet, was $0, $0.1 million and $0, respectively.

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

Advertising Costs

The Company expenses the costs of advertising in the period benefited.

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

Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”)  and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The phase-in period for this statement begins in the third quarter of 2005, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company is in the process of determining the impact that the adoption of SFAS No. 123R will have on the financial condition or operating results of the Company.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plan consistent with the method of SFAS Nos. 123 and 123R, the Company’s net income and EPS would have been reduced to the pro forma amounts indicated below. The EPS was adjusted to reflect the two-for-one stock in August 2004, and 5% stock dividends paid in January 2004 and January 2003.

(Dollars in Thousands)	2004	2003	2002
Net income:
As reported	$13,987	$7,992	$3,008
Stock-based compensation that would have been reported
using the fair value method of SFAS No. 123	(339)	(189)	(301)
Pro forma net income	13,648	7,803	2,707

Basic Shares	7,692,057	6,097,036	4,779,253
Diluted Shares	8,929,860	7,193,604	6,033,591

Basic earnings per share:
As reported	$1.72	$1.21	$0.63
Pro forma	$1.67	$1.18	$0.57

Diluted earnings per share:
As reported	$1.55	$1.09	$0.52
Pro forma	$1.52	$1.06	$0.47

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/ (losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to 2004 classifications.

Current Accounting Pronouncements

In January 2003, FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors, which was updated in March 2004 (“EITF 03-1”). EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 included application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements. In March 2004, FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadlines for the proposed FSP EITF Issues 03-1-a and 03-1-b were October 29, 2004 and September 29, 2004, respectively, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b. The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.
In December 2004, FASB proposed FIN 46R-b, an addition to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity. An entity may be considered the primary beneficiary of a variable interest and have an implicit variable interest in a variable interest entity when the following conditions exist: (i) a variable interest in the variable interest entity is held by a related party; or (ii) if two or more related parties hold variable interests in the same entity, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the variable interest entity is the primary beneficiary. This proposed statement, when issued, will relate only to entities to which FIN 46R applies. The comment period for this proposed statement ends January 20, 2005. The adoption of FIN 46R-b is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2003, the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the financial condition or operating results of the Company.

Note #2 - Investment Securities

At December 31, 2004 and 2003, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,033	$-	$(532)	$10,501
Mortgage backed securities	215,045	116	(4,228)	210,933
Mutual Funds	2,042	4	-	2,046
Total	$228,120	$120	$(4,760)	$223,480

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$10,359	$-	$(454)	$9,905
Mortgage backed securities	194,943	287	(5,067)	190,163
Mutual Funds	2,000	-	-	2,000
Total	$207,302	$287	$(5,521)	$202,068

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)		Securities
		Available-for-Sale
		Amortized
	Maturity	Cost	Fair Value
U.S. agency securities	After 10 years	$11,033	$10,501
Mortgage-backed securities	5-10 years	19,700	19,803
	After 10 years	195,345	191,130
Mutual funds		2,042	2,046
		$228,120	$223,480

Proceeds from sales of investment securities available-for-sale during 2004 were $60.8 million. Gross gains on those sales were $0.4 million. Included in stockholders’ equity at December 31, 2004 is $2.7 million of net unrealized losses (net of $1.9 million estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2003 were $232.2 million. Gross gains on those sales were $2.1 million. Included in stockholders’ equity at December 31, 2003 is $3.1 million of net unrealized losses (net of $2.2 million estimated tax benefit) on investment securities available-for-sale.

Proceeds from sales of investment securities available-for-sale during 2002 were $137.4 million. Gross gains on those sales were $1.3 million. Included in stockholders’ equity at December 31, 2002 is $0.1 million of net unrealized gains (net of approximately $80,000 estimated tax provision) on investment securities available-for-sale.

Securities with a carrying value and fair value of $221.4 million and $200.1 million at December 31, 2004 and 2003, respectively, were pledged to secure public monies as required by law and FHLB advances.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$10,501	$(532)	$10,501	$(532)
Mortgage backed securities	56,497	(225)	139,523	(4,003)	196,020	(4,228)
Mutual Funds	-	-	-	-	-	-
Total	$56,497	$(225)	$150,024	$(4,535)	$206,521	$(4,760)

Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Note #3 - Loans

Almost all of the Bank's loans, commitments, and commercial and standby letters of credit are granted to customers in the Company's market area, which includes San Bernardino, Riverside, Los Angeles and Orange counties in California. These loans are collateralized in accordance with the Company’s policy. The concentrations of credit by type of loan are outlined as follows:

(Dollars in Thousands)	As of
	December 31, 2004	December 31, 2003

Commercial, financial and agricultural	$36,095	$26,827
Real estate construction:
Singe-family coastal	298,984	212,727
Singe-family tract	129,900	104,511
Commercial	36,215	20,947
Real estate mortgage:
Commercial	216,609	153,632
Multi-family residential	189,912	27,986
Land	61,979	15,030
All other residential	56,983	32,856
Consumer loans	2,905	4,887
All other loans (including overdrafts)	137	29
	1,029,719	599,432
Unearned premium (discount) on loans	541	(5)
Deferred loan fees	(3,223)	(2,420)
Loans, Net of Unearned Income	$1,027,037	$597,007

The Bank had approximately $307.7 million and $67.5 million in loans pledged to secure FHLB borrowings at December 31, 2004 and 2003, respectively.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	At December 31,
	2004	2003	2002
Impaired loans with a valuation allowance	$-	$-	$-
Impaired loans without a valuation allowance	-	173	-
Total impaired loans	$-	$173	$-

Valuation allowance related to impaired loans	$-	$-	$-

(Dollars in Thousands)	Years Ended December 31,
	2004	2003	2002
Average recorded investment in impaired loans	$238	$97	$22
Cash receipts applied to reduce principal balance	671	-	-
Interest income recognized for cash payments	21	-	-

No additional funds were committed to be advanced in connection with impaired loans.

All of the loans identified in the tables above were non-accrual loans at year end and none had any related allocated allowance. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $38,000, $11,000 and $0 for the years ended 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, the Company had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2004 and 2003, no loans were classified as troubled debt restructurings.

The Bank also originates Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors. At December 31, 2004 and 2003, the unpaid principal balance of SBA loans serviced for others totaled $29.0 million and $12.9 million, respectively. The gain on sale of SBA loans was $1.6 million, $1.0 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The balance of capitalized servicing rights included in “other assets” on the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003, was $1.7 million and approximately $0.8 million, respectively. The fair values of these rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized:

(Dollars in Thousands)	Years Ended December 31,
	2004	2003	2002
Mortgage servicing rights capitalized	$1,143	$721	$193
Mortgage servicing rights amortized	269	82	1
Valuation allowances	-	-	-

Note #4 - Allowance for Loan and Lease Losses

Transactions in the allowance for loan and lease losses are summarized as follows:

(Dollars in Thousands)	2004	2003	2002

Balance, Beginning of year	$7,537	$3,003	$1,450
Credit from purchase of loan portfolio	-	-	197
Credit from acquisition of Southland Bank	-	895	-
Recoveries on loans previously charged off	122	72	167
Loans charged off	(392)	(143)	(241)
Provision charged to operating expense	5,734	3,710	1,430
Balance, End of year	$13,001	$7,537	$3,003

Note #5 - Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank's normal lending policies. The outstanding loans to Directors and Officers at December 31, 2004 and 2003, amounted to $0.3 million and $0.5 million, respectively. Not included in the balances outstanding at December 31, 2004 and 2003, were undisbursed commitments to lend of $0.7 million and $0.4 million, respectively. There were no non-accruing loans to Directors and Officers or loans classified by the Company's regulatory agency or by the Company in 2004 and 2003.

The following table shows the activity of loans to Officers and Directors for the dates specified:

(Dollars in thousands)	As of December 31,
	2004	2003
Balance, Beginning of year	$466	$1,020
Credit granted, including renewals	$656	$344
Repayments	$(775)	$(898)
Balance, End of year	$347	$466

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $1.0 million and $2.7 million, respectively.

Note #6 - Premises and Equipment

Major classifications of the Company’s premises and equipment are summarized as follows:

(Dollars in Thousands)	December 31,
	2004	2003
Building	$4,255	$3,642
Furniture and equipment	10,284	6,834
Leasehold improvements	3,392	2,994
Bank owned autos	812	754
	18,743	14,224
Less: Accumulated depreciation and amortization	(8,116)	(6,074)
Construction in Progress	487	110
Land	1,285	1,285
Total	$12,399	$9,545

The Company is obligated under leases for equipment and property. The original terms of the leases range from one to fifteen years. Property leases contain options to extend for periods from one year to twenty years. Options to extend which have been exercised and the related lease costs are included below. The following is a schedule of future minimum lease payments based upon obligations at December 31, 2004:

(Dollars in Thousands)

Year Ending December 31,
2005	$2,227
2006	2,263
2007	2,122
2008	2,122
2009	2,143
Thereafter	10,744
Total	$21,621

Total property and equipment lease expense for the years ended December 31, 2004, 2003 and 2002, was approximately $1.3 million, $0.8 million and $0.3 million, respectively.

Under the Company’s ten-year lease agreement for its Corona Pointe property, the Company has the option to purchase the property for $7.7 million after the first year of the lease term, therefore eliminating nine years of lease obligations. If the Company exercises this option, it would decrease the obligations listed in the above table by $5.8 million.

Note #7 - Time Deposit Liabilities
The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2004 and 2003 was $204.0 million and $116.7 million, respectively. At December 31, 2004, the scheduled maturities of total time certificates of deposit are as follows:

(Dollars in Thousands)

Maturity
2005	$290,815
2006	95,991
2007	255
$387,061

Note #8 - Borrowings

The Bank has unsecured borrowing lines with six correspondent banks totaling $66.0 million and a secured borrowing line with FHLB totaling $522.2 million as of December 31, 2004, representing 40% of total assets of the Bank. In March 2004, the Company obtained a $15.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under the credit facility as of December 31, 2004.

FHLB Advances

Pursuant to collateral agreements with FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of December 31, 2004:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2005	1.89%	$162,000
2006	2.60%	15,000
	1.95%	$177,000

Subordinated Debentures

During 2002, the Company issued $5.0 million in subordinated debt. The debt bears a floating rate of interest of 3.05% over the three month LIBOR, and has a fifteen-year maturity, with quarterly interest payments. The outstanding balance of this subordinated debt was $5.0 million at December 31, 2004 and 2003, and the effective interest rate at December 31, 2004 was 5.00%.

Note #9 - Junior Subordinated Debentures

In December 2001, December 2002, September 2003, December 2003, March 2004, May 2004, and December 2004 the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures (the “debt securities”) to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, and Vineyard Statutory Trust VII (the “Trusts”), respectively, which are statutory trusts created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company. The Company also owns a 3% minority interest in each of the Trusts. The balance of the equity of the Trusts is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheets.

The following table sets forth information on each of the Trusts:

(Dollars in Thousands)				As of December 31, 2004
	Interest Rate	Due Date	Minority Interest	Effective Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	5.51%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	5.42%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	5.12%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	5.01%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	4.92%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	4.95%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	4.50%	10,310
			$2,139		$71,139

Under FIN No. 46R, the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN No. 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements. On May 6, 2004, the FRB issued a notice of proposed rulemaking in regards to trust preferred securities and the definition of capital. In general, the FRB proposed to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three-year transition period. As of December 31, 2004, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

Note #10 - Acquisitions

On July 4, 2003, the Bank acquired Southland Bank located in Irwindale, California. The shareholders of Southland Bank received total consideration of $3.2 million for the 527,906 shares of Southland Bank common stock outstanding which was paid in 349,044 newly issued shares of common stock of the Company.

The Bank accounted for the acquisition as a purchase using the accounting standards SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The accounting rules require that the goodwill arising from the purchase method of accounting not be amortized, however, it must be tested for impairment at least annually.

The estimated fair values of assets acquired and liabilities assumed at July 4, 2003 are as follows:

(Dollars in Thousands)

Cash	$12,766
Loans, net	19,736
Goodwill on purchase	238
Other assets	1,860
Total assets acquired	34,600

Demand, NOW, savings and
money market deposits	23,007
Time deposits	8,089
Other liabilities	304
Total liabilities assumed	31,400
Net assets acquired	$3,200

Note #11 - Income Taxes

The provision for income taxes consists of the following:

(Dollars in Thousands)	Year Ended December 31,
	2004	2003	2002
Federal Income Tax
Current	$6,889	$6,013	$2,303
Deferred / (credit)	25	(1,863)	(752)
Total Federal Income Tax	6,914	4,150	1,551

State Franchise Tax
Current	2,748	2,132	747
Deferred / (credit)	7	(742)	(217)
Total State Franchise Tax	2,755	1,390	530

Change in valuation allowance	-	-	-
Total Income Taxes	$9,669	$5,540	$2,081

As a result of the following items, the total income tax provision/(benefit) for the years ended December 31, 2004, 2003 and 2002, was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in Thousands)	2004		2003		2002
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal rate	$8,280	35.0%	$4,601	34.0%	$1,730	34.0%
Changes due to state income
tax, net of federal tax benefit	1,680	7.1%	961	7.1%	361	7.1%
Change in valuation allowance	-	0.0%	-	0.0%	-	0.0%
Other	(291)	-1.2%	(22)	-0.2%	(10)	-0.2%
Total	$9,669	40.9%	$5,540	40.9%	$2,081	40.9%

The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences:

(Dollars in Thousands)	December 31,
	2004	2003
Deferred Tax Assets
Reserve for loan losses	$5,367	$2,912
Deferred compensation	955	646
Deferred fees	-	996
Non-deductible reserves	753	595
Net operating loss	897	960
Other assets and liabilities	934	725
Other unrealized loss on securities	1,903	2,146
	10,809	8,980
Deferred Tax Liabilities
Other assets and liabilities	(520)	-
Deferred costs	(1,371)	-
Fixed assets	(722)	(509)
	(2,613)	(509)
Net Deferred Tax Assets	$8,196	$8,471

In conjunction with the acquisition of Southland Bank, the Company has a net operating loss available for carry forward of approximately $2.3 million for federal income tax purposes which expires through 2021. In addition, the Company has a net operating loss carry forward of approximately $1.3 million for state franchise tax purposes, which expires through 2013. Due to the "ownership change" as defined under Internal Revenue Code Section 382, the Company's net operating losses are subject to limitation, which amounts to approximately $139,000 per year. Under Section 382, which has also been adopted under California law, if, during any three-year period there is more than a 50 percent change in the ownership, then the future use of any pre-change net operating losses or built-in losses are subject to an annual percentage limitation based on the value of the company at the ownership change date.

Note #12 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2004 and 2003, the amounts of the Company’s undisbursed loan funds were $439.4 million and $361.4 million, respectively, and obligations under standby and commercial letters of credit were $1.7 million and $0.7 million, respectively.

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

On October 25, 1999, a jury rendered a verdict against the Bank in the amount of approximately $3.5 million arising from a lawsuit by a borrower who also leased to the Bank a branch office. The Bank foreclosed on the real property securing its loan to the borrower. The borrower claimed that the foreclosure was wrongful. On February 25, 2000, the trial judge found that the jury verdict was excessive and ordered a new trial on damages if the borrower did not agree to a reduction to $0.9 million. During 1999, the Bank accrued a loss of $0.9 million in recognition of the amount of liability determined by the court which is included in litigation expense. During 2000, the lawsuit was settled. In 2002, the Bank received $0.5 million in litigation recovery from its insurance carriers and is included in “other income” on the Company’s Consolidated Statement of Income.

In the normal course of business, the Company is subject to legal actions and complaints. At December 31, 2004, management is not aware of any material pending legal action or complaint asserted against the Company.

Note #13 - Employee Stock Ownership Plan

During April 2004, the Company’s Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (the “ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of the Company’s eligible full-time employees. This leveraged ESOP is funded by a loan, which is secured by the ESOP shares. The number of shares released is based on the principal pay down of the loan balance. The amount of shares allocated to each participant under the ESOP is based on the employee’s annual compensation. ESOP shares become fully vested to employees upon the completion of five years of service with the Company. ESOP participants are entitled to receive distributions from the ESOP account generally upon termination of service, which includes retirement and death.

To fund the purchase in the open market of shares of common stock of the Company, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank which was guaranteed by the Company. The ESOP loan bears a floating interest rate of 0.5% over the national prime rate and is scheduled to mature ten years after the date of initial advance. During the fourth quarter of 2004, the ESOP Trust refinanced the ESOP loan with a new note with the same terms through the Company and paid off the note with the third party bank, therefore eliminating the loan payable balance on the Company’s financial statements. The outstanding balance of the ESOP loan is collateralized by the assets of the ESOP and guaranteed by the Company. Dividends paid on the unallocated shares owned by the ESOP may be used to pay debt service or to pay trustee fees at the Company’s election. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid.

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. As of December 31, 2004, 6,006 shares held by the ESOP were allocated to participants. The fair value of unallocated ESOP shares as of December 31, 2004 was $9.7 million. The 291,994 unallocated shares represent 3.0% of the total number of common shares outstanding at December 31, 2004. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of stockholders’ equity. Upon allocation of the shares, allocated shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.1 million of compensation expense for the year ended December 31, 2004.

Note #14 - Perpetual Preferred Stock

On December 18, 2002, the Company issued fifty shares of 7.0% Series A Preferred Stock at $50,000 per share to eight individual investors for aggregate gross proceeds of $2.5 million. Each share of Series A Preferred Stock was entitled to a noncumulative, annual dividend of 7.0%, payable quarterly. The Series A Preferred Stock was not convertible into common stock and was redeemable at the option of the Company at face value, plus any unpaid dividends declared.

With each share of Series A Preferred Stock, the Company issued a warrant to purchase 4,410 shares of the Company’s common stock at an exercise price of $6.80 per share as adjusted to reflect the Company’s stock dividends. Each Series A warrant must be exercised prior to December 18, 2005 or it will expire pursuant to its terms. As of December 31, 2004, 152,510 Series A warrants have been exercised. On May 19, 2004, the Company redeemed all 50 outstanding shares of its Series A Preferred Stock pursuant to their terms at a redemption price of $50,000 per share plus accrued interest, for an aggregate approximate amount of $2.5 million.

On September 19, 2003, the Company issued 1,150,000 shares of 5.6% noncumulative convertible Series B Preferred Stock at $25.00 per share for aggregate proceeds of approximately $28.8 million. Each share of Series B Preferred Stock was entitled to a noncumulative, annual dividend of 5.6%, payable quarterly. Each share of Series B Preferred Stock was convertible at the shareholder’s option at any time into shares of the Company’s common stock at a conversion price of $16.61 per share of common stock. The Series B Preferred Stock was redeemable at the option of the Company at $25.00 per share, plus any unpaid dividends declared, on or after September 19, 2005. The Series B Preferred Stock was also redeemable at the option of the Company prior to September 19, 2005, in whole or in part, at $25.00 per share if the last reported sale price of the Company’s common stock had equaled or exceeded 125% of the Series B Preferred Stock conversion price of $16.61 per share for at least 30 consecutive trading days.

In April 2004, the Company’s common stock price satisfied the redemption requirements. On May 4, 2004, the Company announced that it would redeem all 1,150,000 outstanding shares of its Series B Preferred Stock on June 3, 2004. Holders of the Series B Preferred Stock had the right to convert their shares of Series B Preferred Stock into shares of common stock. Prior to the redemption date, 1,147,595 shares of Series B Preferred Stock elected to convert into 1,727,182 shares of common stock. On June 3, 2004, the Company redeemed the remaining 2,405 shares of its Series B Preferred Stock outstanding at a redemption price of $25.00 per share, plus declared and unpaid dividends, for an aggregate approximate amount of $0.3 million. Prior to the redemption, the Series B Preferred Stock was traded on the American Stock Exchange under the symbol “VLP PrB.”

Note #15 - Dividends and Stock Splits

The Company initiated a cash dividend program in 2003 and paid $0.01 per share cash dividend in August 2003 and $0.02 per share cash dividend in November 2003. During 2004, the Company paid $0.02, $0.03, $0.03, and $0.04 per share cash dividend for the first, second, third, and fourth quarters, respectively. The total amount of cash dividends on common stock paid during the year ended December 31, 2004 and 2003 was $0.9 million and $0.1 million, respectively.

On December 23, 2002, the Company declared a 5% stock dividend paid on January 15, 2003 to stockholders of record as of December 23, 2002. Additionally, on December 23, 2003, the Company declared a 5% stock dividend paid on January 26, 2004 to stockholders of record as of January 12, 2004. On July 21, 2004, the Company declared a two-for-one stock split, to be effected in the form of a stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of August 20, 2004. The additional shares were distributed on August 30, 2004. All share and per share data has been retroactively adjusted to reflect these stock dividends.

Note #16 - Sale of Capital Stock in Private Placement

During June 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock. The Warrants entitle the holders to exercise their Warrants and purchase shares of common stock for $25.00 per share (the “Exercise Price”) at any time through June 21, 2011 (the “Expiration Date”). The Warrants exercised prior to the Expiration Date can be settled on a “net share” basis, wherein investors receive common stock equal to the difference between the Exercise Price and the average closing sale price for the common shares over the five trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the Warrants on a net share basis, provided certain conditions are satisfied. As of December 31, 2004, there have been no exercises of the Warrants and all Warrants issued remain outstanding. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds are used by the Company for general corporate purposes.

The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

During December 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company also granted the investors the right (the “Right”) to purchase an additional 120,775 shares of common stock for $31.05 per share. These Rights extend for a period of ninety business days after the effective date of the registration statement, after which time the Rights become void and of no value. As of December 31, 2004, there have been no exercises of the Rights and all Rights issued remain outstanding. The Company used the proceeds from this private placement for the payoff of the ESOP loan with the third party bank, repayment of other debt, and other corporate purposes.

The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005.

Note #17 - Regulatory Matters

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

Following a regular joint examination by the FDIC and the DFI in November 2003, the Bank’s Board of Directors approved and signed an Agreement with the FDIC and DFI on July 7, 2004. In relation to the Bank’s significant growth over the last several years, the Bank continues to assess and develop its policies and procedures to facilitate the successful implementation of its strategic plan and capital adequacy plan while maintaining the safety and soundness of the Bank. The adoption of the Agreement formalizes many of the actions that the Bank has already taken to strengthen its operational procedures, broaden its directorship and augment its senior management team. The Bank continues to maintain capital ratios in excess of regulatory requirements. Operating performance and asset quality continues to be strong, and deposit generation and liquidity continues to be satisfactory to support its operations.

Prior to entering into the Agreement, the Bank’s existing three-year strategic plan and capital adequacy plan called for a measured growth. In accordance with the Agreement, the Bank will notify the FDIC and DFI of any deviations beyond its strategic plan, including any growth beyond 25% of its total assets per annum, which level is within the existing strategic plan’s framework. Consistent with the terms of the Agreement, the Bank added one new director to its Board of Directors by December 31, 2004, and subsequently added another director in January 2005. The Bank believes it is in fulfillment of the Agreement, and the Agreement will not materially adversely affect the successful implementation of the Company’s strategic business plan, the Company’s financial condition or results of operations, or the Company’s previously announced earnings guidance.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank's actual regulatory capital amounts and ratios:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.49%	$95,159	8.00%	$118,949	10.00%
Consolidated	$174,212	14.60%	$95,474	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.40%	$47,580	4.00%	$71,369	6.00%
Consolidated	$116,280	9.74%	$47,737	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.33%	$52,066	4.00%	$65,083	5.00%
Consolidated	$116,280	8.90%	$52,276	4.00%	N/A	N/A

As of December 31, 2003
Total capital to risk-weighted assets:
Bank	$93,311	13.85%	$53,911	8.00%	$67,411	10.00%
Consolidated	$105,439	15.57%	$54,189	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$85,774	12.73%	$26,974	4.00%	$40,424	6.00%
Consolidated	$73,007	10.78%	$27,107	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$85,774	10.34%	$33,174	4.00%	$41,474	5.00%
Consolidated	$73,007	8.77%	$33,307	4.00%	N/A	N/A

As disclosed in Note #9 - Junior Subordinated Debentures, the proceeds from the issuance of trust preferred securities by the Trusts are considered Tier 1 capital, subject to percentage limitations, by the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Trusts are not consolidated in these financial statements. The Company secures the proceeds from the issuance of the trust preferred securities by the Trusts through the issuance of subordinated debt to the Trusts. The Federal Reserve FRB has indicated that it would review the regulatory implications of this change in financial reporting that deconsolidates these trust subsidiaries and the continued inclusion of these amounts in regulatory capital. The FRB has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier 1 capital.

Note #18 - Employee and Director Benefit Plans

A. Deferred Compensation Plan

The Company has a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) whereby they may defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants always have a fully vested right to benefits attributable to deferrals and company contributions made under the plan. The Company may make matching contributions of officers' deferrals up to a maximum of 25% to 100% of participants' deferrals to a maximum of 10% of the participant’s pre-tax annual base salary. The Company's contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. The deferred compensation expense was $0.1 million, $0.1 million and approximately $40,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

B. Defined Contribution Plan

The Company has a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees may contribute from 1% to 100% of their compensation with a maximum of $13,000 for 2004. During 2004, the Company added a catch-up provision, which allows an additional annual employee contribution of $3,000 for any eligible employee who is at least 50 years old. The Company's contribution to the plan is based upon an amount equal to 50% of each participant's eligible contribution for the plan year not to exceed 6% of the employee's compensation. The Company's matching contribution becomes vested immediately. The expense was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

C. Directors' Deferred Compensation Plan

The Company adopted a new Directors' Deferred Compensation Plan effective January 1, 2001. The plan allows directors to defer board of directors' fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, or disability. The Company is under no obligation to make matching contributions to the plan. During 2004, 2003 and 2002, approximately $0.2 million, $0.2 million and $0.1 million (inclusive of deferred board fees and interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year), respectively, was expensed for this plan.

D. Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2004, 2003 and 2002, $0.1 million, $0.2 million and approximately $28,000, respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years, and commenced in 2003.

E. Restricted Stock Plans

The Company adopted Restricted Stock Plans during 2004, 2003, and 2002 for the benefit of key employees whereby shares of the Company’s stock are purchased in the open market and granted to employees. During 2004, 2003, and 2002, 45,030, 26,776 and 50,716 shares of restricted stock were granted which cliff vest in four years. All share amounts have been adjusted to reflect the 5% stock dividends paid in January 2003 and January 2004 and the two-for-one stock split in August 2004. Compensation is based upon the fair market value of the stock on the grant date and is recognized evenly over the vesting period. Total expense recorded during 2004, 2003, and 2002 was $0.3 million, $0.1 million, and approximately $19,000, respectively, related to these restricted shares.

Note # 19 - Stock Repurchase Program

In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, the Company approved an increase in its stock repurchase program of $5.0 million for a total amount of $7.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market. The shares repurchased by the Company under the stock repurchase program are to be held as treasury shares or shares under the 2004 Restricted Share Plan. The Company’s stock repurchase program does not have an expiration date. During the year ended December 31, 2004, 32,850 shares were repurchased under the 2004 Restricted Stock Plan and 82,200 shares were repurchased as treasury stock. As of December 31, 2004, the Company had $2.0 million remaining for the repurchase of common stock shares under the stock repurchase program. During January 2005, the Company announced a $5.0 million increase to the stock repurchase program. The shares repurchased by the Company under the stock repurchase program are to be held as treasury shares or shares under the 2004 Restricted Share Plan.

Note #20 - Incentive Stock Option Plan

An incentive stock option plan (the “1987 Plan”) was approved by the stockholders in 1987 covering an aggregate of 277,830 shares. The plan provides that options of the Company’s unissued common stock may be granted to officers and key employees at prices not less than the fair market value of such shares at dates of grant. Options vest at a rate of 33.33% every two years with all options vesting at the end of the sixth year after the date of grant. Options granted expire on such date as the Compensation Committee or Board of Directors may determine, but not later than the sixth anniversary of the date on which the option is granted.

During 1996, the Board of Directors of the Company elected to modify the existing incentive stock option plan. Under the new agreement the options granted expire on such date as the Compensation Committee or Board shall determine, but not later than the seventh anniversary of the date on which the option is granted.

During 1997, the Board of Directors and stockholders of the Company elected to terminate the existing 1987 Plan and approve the 1997 Incentive Stock Option Plan (the “Plan”). The Plan initially authorized 441,000 shares of the Company’s authorized but unissued common stock to be combined with the 117,560 shares which remain under the 1987 Plan. In addition, during 2002, the Board of Directors and shareholders of the Company approved an increase in the authorized stock option capacity of the Plan by 441,000 shares. The 1987 Plan and the Plan authorized a total of 1,159,830 shares to be granted. Directors of the Company are eligible to participate under the Plan. Options vest at a rate determined by the Board of Directors. Options granted expire on such date as the Compensation Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2003 and 2002, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.35% and 3.31%, respectively; dividend yield of 0.1% and 0.0%, respectively; volatility of 36% for both years; and expected life of 7 years for both years. There were no options granted during 2004.

A summary of the status of the Plan as of December 31, 2004, 2003 and 2002, respectively, and changes during the years ending on those dates is presented below. All share amounts have been adjusted to reflect the 5% stock dividends paid in January 2003 and January 2004 and the two-for-one stock split in August 2004.

	2004			2003
	Number of Shares		Weighted-	Number of Shares		Weighted-
	Available		Average	Available		Average
	For		Exercise	For		Exercise
	Granting	Outstanding	Price	Granting	Outstanding	Price
Outstanding at beginning of year	7,572	786,454	$4.06	92,464	844,882	$3.15
Exercised	-	(214,329)	$3.48	-	(143,320)	$2.22
Cancelled	-	-	-	25,358	(25,358)	$4.26
Granted	-	-	-	(110,250)	110,250	$8.69
Outstanding at end of year	7,572	572,125	$4.25	7,572	786,454	$4.06

Options exercisable at year-end		478,376	$4.23		398,748	$3.27
Weighted-average fair value of
options granted during the year		$-			$3.82

	2002
	Number of Shares		Weighted-
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding at beginning of year	145,750	544,636	$1.87
Additional options authorized	441,000	-	-
Exercised	-	(194,040)	$1.81
Cancelled	93,346	(93,346)	$2.32
Granted	(587,632)	587,632	$3.76
Outstanding at end of year	92,464	844,882	$3.15

Options exercisable at year-end		325,972	$3.38
Weighted-average fair value of
options granted during the year		$1.67

The following table summarizes information about incentive stock options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$1.36 - $2.27	126,474	6.08 Years	$1.78	109,201	$1.74
$2.95 - $4.08	335,401	7.32 Years	$3.73	272,925	$3.81
$7.62 - $13.33	110,250	8.23 Years	$8.69	96,250	$8.24
	572,125	7.22 Years	$4.25	478,376	$4.23

Note #21 - Restriction on Subsidiary Transactions

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the regulatory authorities, net income for the year and the retained net income for the preceding two years. The Bank paid $4.0 million in dividends to the Company in 2004 and $0 in 2003. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. The Company contributed $49.0 million in 2004 and $35.0 million in 2003 to the Bank. At December 31, 2004, the maximum combined amount of funds available from these two sources amounted to approximately $55.4 million or 38% of the Bank's stockholders’ equity.

Note #22 - Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2004, 2003 and 2002:

(Dollars in Thousands)	2004	2003	2002

Data processing	$740	$670	$676
Marketing expenses	855	518	265
Professional expenses	1,309	870	708
Office supplies, postage and telephone	1,423	985	643
Insurance and assessment expense	558	320	197
Administrative expense	507	279	161
Convertible debentures conversion expense	-	-	274
Business development	1,103	866	448
Other	1,052	583	511
Total other expenses	$7,547	$5,091	$3,883

Note #23 - Income per Common and Common Equivalent Share

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS. All share and per share data has been adjusted to reflect the two-for-one stock split in August 2004 and the 5% stock dividends paid in January 2004 and 2003.

(Dollars in Thousands)	2004		2003		2002
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$13,987		$7,992		$3,008
Less preferred stock dividends	(702)		(637)		-
Less excess cost to redeem preferred stock	(71)		-		-
Shares outstanding at year-end		9,581,941		6,291,430		5,983,450
Unallocated ESOP shares		(291,994)		-		-
Impact of weighting shares
purchased during the year		(1,597,890)		(194,394)		(1,204,197)
Used in basic EPS	13,214	7,692,057	7,355	6,097,036	3,008	4,779,253
Add: Cash dividends on Series B
convertible preferred stock	634		456		-
Dilutive effect of outstanding
stock options and warrants		1,237,703		1,096,568		171,835
Add: Anti-dilutive effects of redemption of	20		-		-
Series B convertible preferred stock
Dilutive effect of convertible
debentures	-	-	-	-	147	1,082,503
Used in diluted EPS	$13,868	8,929,760	$7,811	7,193,604	$3,155	6,033,591

Note #24 - Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003, respectively. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

(Dollars in Thousands)	December 31, 2004		December 31, 2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$22,551	$22,551	$58,242	$58,242
Investment securities	223,480	223,480	202,068	202,068
Loans receivable held for investment	1,027,037	1,025,366	597,007	599,758
Accrued interest receivable	5,423	5,423	3,107	3,107

Liabilities
Non-interest bearing deposits	$127,466	$127,466	$94,162	$94,162
Interest bearing deposits	838,080	837,198	509,164	509,607
FHLB advances	177,000	176,896	182,000	181,988
Subordinated debentures	5,000	5,000	5,000	5,000
Junior subordinated debentures	71,139	71,139	38,147	38,147
Accrued interest payable	1,937	1,937	1,783	1,783

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$441,087	$4,411	$362,110	$3,621

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

•	Cash and Cash Equivalents

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

The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for money market demand deposits and certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

•	FHLB Advances

The fair value of fixed-rate FHLB advances is determined by discounting contractual cash flows at current market interest rates.

•	Subordinated Debt

The carrying value of variable-rate subordinated debt approximates its fair value.

•	Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note #25 - Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Balance Sheets
(Dollars in thousands)	December 31,
	2004	2003	2002

Assets
Cash and due from bank	$11,072	$9,745	$7,533
Investment in subsidiary	145,524	83,194	38,908
Prepaid expenses	2,287	1,431	848
Other assets	3,997	1,958	830
Total Assets	$162,880	$96,328	$48,119

Liabilities
Accrued interest and other liabilities	$1,514	$1,006	$634
Other borrowings	-	-	5,000
Subordinated debentures	5,000	5,000	5,000
Junior subordinated debentures	71,139	38,147	17,527
Total Liabilities	77,653	44,153	28,161

Stockholders' Equity
Preferred stock	-	28,999	2,450
Common stock	70,536	9,739	6,052
Stock dividends to be distributed	-	4,981	2,026
Additional paid-in capital	3,772	3,307	3,307
Unallocated ESOP shares	(6,856)	-	-
Retained earnings	17,775	5,149	6,123

Total Stockholders' Equity	85,227	52,175	19,958

Total Liabilities and Stockholders' Equity	$162,880	$96,328	$48,119

Statements of Income

(Dollars in thousands)	For the years ended December 31,
	2004	2003	2002
Income
Other income	$76	$30	$21
Total Income	76	30	21

Expenses
Interest expense	3,304	1,414	1,044
Salaries and benefits	706	277	78
Conversion expense on convertible debentures	-	-	274
Other	1,189	541	403
Allocated income tax benefit	(2,131)	(911)	(737)
Total Expenses	3,068	1,321	1,062

Loss Before Equity in Undistributed
Income of Subsidiary	(2,992)	(1,291)	(1,041)

Equity in Undistributed Income of Subsidiary	16,979	9,283	4,049

Net Income	$13,987	$7,992	$3,008

(Dollars in thousands)	For the years ended December 31,
	2004	2003	2002

Increase in Cash
Cash Flows From Operating Activities
Net Income	$13,987	$7,992	$3,008
Adjustments to Reconcile Net Income
to Net Cash Provided By Operating Activities
Increase in other assets	(1,903)	(931)	(174)
Allocation of ESOP shares	133	-	-
Undistributed earnings of subsidiary	(16,979)	(9,283)	(4,049)
Increase in other liabilities	507	212	607
Net Cash Used In Operating Activities	(4,255)	(2,010)	(608)

Cash Flows From Investing Activities
Investment in subsidiary	(49,000)	(35,000)	(13,155)
Dividends received from subsidiary	4,000	-	-
Net Cash Used In Investing Activities	(45,000)	(35,000)	(13,155)

Cash Flows From Financing Activities
Proceeds from issuance of junior subordinated debentures	32,000	20,000	5,000
Proceeds from issuance of convertible debentures	-	-	-
Proceeds from issuance of subordinated debentures	-	-	5,000
Proceeds from issuance of common stock	29,200	-	-
(Decrease)/Increase in other borrowings	-	(5,000)	5,000
Redemption and conversion of preferred stock	(2,579)	-	-
Purchase of common stock to pre-fund ESOP	(6,997)	-	-
Proceeds from issuance of preferred stock	-	26,549	2,450
Stock repurchased	(1,612)	(1,884)	-
Cash dividends paid	(1,640)	(786)	-
Cash paid in lieu of fractional shares	(15)	(4)	-
Proceeds from exercise of warrants	1,007	30	-
Proceeds from exercise of stock options	1,218	317	350
Net Cash Provided By Financing Activities	50,582	39,222	17,800

Net Increase in Cash and Cash Equivalents	1,327	2,212	4,037

Cash and Cash Equivalents, Beginning of Year	9,745	7,533	3,496

Cash and Cash Equivalents, End of Year	$11,072	$9,745	$7,533

Supplemental Information
Conversion of Series B preferred stock	$26,491	$-	$-
Tax benefit from exercise of non-qualified stock options	$473	$-	$-

Note #26 - Subsequent Event

On January 24, 2005, the Company announced an increase in its quarterly cash dividend to $0.05 per share, payable on February 25, 2005 to shareholders of record as of February 11, 2005. The Company also announced an increase of $5.0 million in its stock repurchase program. The stock repurchase program was established in July 2002. The shares repurchased by the Company under the stock repurchase program are to be held as treasury shares or shares under the 2004 Restricted Share Plan.

SELECTED QUARTERLY FINANCIAL DATA

	For the Year Ended December 31, 2004
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$15,182	$18,056	$20,313	$21,505	$75,056
Interest expense	4,068	5,077	6,161	6,748	22,054
Net interest income	11,114	12,979	14,152	14,757	53,002
Provision for possible loan losses	(1,800)	(1,683)	(1,350)	(901)	(5,734)
Net interest income after provision for
possible loan losses	9,314	11,296	12,802	13,856	47,268
Non-interest income	1,639	890	1,526	1,402	5,457
Non-interest expense	5,930	6,631	8,123	8,385	29,069
Income before income taxes	5,023	5,555	6,205	6,873	23,656
Income tax provision	2,054	2,270	2,535	2,810	9,669
Net income	$2,969	$3,285	$3,670	$4,063	$13,987
Net income per common share:
Basic (1)	$0.40	$0.42	$0.43	$0.46	$1.72
Fully diluted (1)	$0.34	$0.37	$0.40	$0.43	$1.55

	For the Year Ended December 31, 2003
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$6,630	$8,581	$10,993	$13,333	$39,537
Interest expense	2,110	2,598	3,085	3,590	11,383
Net interest income	4,520	5,983	7,908	9,743	28,154
Provision for possible loan losses	(500)	(1,250)	(460)	(1,500)	(3,710)
Net interest income after provision for
possible loan losses	4,020	4,733	7,448	8,243	24,444
Non-interest income	1,334	1,993	955	1,546	5,828
Non-interest expense	3,233	3,619	4,487	5,401	16,740
Income before income taxes	2,121	3,107	3,916	4,388	13,532
Income tax provision	867	1,272	1,608	1,793	5,540
Net income	$1,254	$1,835	$2,308	$2,595	$7,992
Net income per common share:
Basic (1)	$0.20	$0.30	$0.36	$0.33	$1.21
Fully diluted (1)	$0.19	$0.28	$0.32	$0.29	$1.09
________________________

(1) Per share data has been adjusted to reflect the Company’s two-for-one stock split in August 2004 and 5% stock dividends paid in January 2004 and January 2003.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. The Company’s management concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, Vavrinek, Trine, Day, & Co., LLP, have issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vineyard National Bancorp and subsidiary
Rancho Cucamonga, California

We have audited management’s assessment, included in the accompanying Report of Management, that Vineyard National Bancorp and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vineyard National Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders equity and cash flows for each of the years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Company LLP
Rancho Cucamonga, California
March 9, 2005

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officer of the Registrant

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation - Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

(1)  The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (6)
3.2	Bylaws of Vineyard National Bancorp (1)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (2)
4.1	Registration Rights Agreement (8)
4.2	Form of Warrant to Purchase Shares of Common Stock (3)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (6)
4.4	Additional Investment Right (11)
4.5	Registration Rights Agreement (11)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (6)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (6)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (6)*
10.4	Form of Vineyard National Bancorp 1997 Incentive Stock Option Plan Notice of Stock Option Grant*
10.5	Vineyard National Bancorp 2002 Restricted Share Plan (6)*
10.6	Form of 2002 Restricted Share Award Agreement*
10.7	Vineyard National Bancorp 2003 Restricted Share Plan *
10.8	Form of 2003 Restricted Share Award Agreement*
10.9	Vineyard National Bancorp 2004 Restricted Share Plan (9)*
10.10	Form of 2004 Restricted Share Award Agreement*
10.11	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (5)*
10.12
Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033 (6)

10.13
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001 (6)

10.14	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001 (6)
10.15	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II (6)

10.16	Guarantee Agreement, dated as of December 19, 2002 (6)
10.17
Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017 (6)

10.18
Indenture dated as of September 25, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2033 (4)

10.19	Amended and Restated Declaration of Trust, dated as of September 25, 2003, of Vineyard Statutory Trust III (4)
10.20	Guarantee Agreement, dated as of September 25, 2003 (4)
10.21
Indenture dated as of December 19, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (10)

10.22	Amended and Restated Declaration of Trust, dated as of December 19, 2003, of Vineyard Statutory Trust IV (10)
10.23	Guarantee Agreement, dated as of December 19, 2003 (10)
10.24	Indenture dated as of March 25, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034
10.25	Amended and Restated Declaration of Trust, dated as of March 25, 2004, of Vineyard Statutory Trust V
10.26	Guarantee Agreement, dated as of March 25, 2004
10.27	Indenture dated as of May 18, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034
10.28	Amended and Restated Declaration of Trust, dated as of May 18, 2004, of Vineyard Statutory Trust VI
10.29	Guarantee Agreement, dated as of May 18, 2004
10.30	Indenture dated as of December 22, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034
10.31	Amended and Restated Declaration of Trust, dated as of December 22, 2004, of Vineyard Statutory Trust VII
10.32	Guarantee Agreement, dated as of December 22, 2004
11	Statement regarding computation of per share earnings. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof
14	Code of Ethics (10)
21	Subsidiary of the Registrant (See “Business” in Item 1 hereof for the required information)
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
_____________________________

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the SEC on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the SEC.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the SEC on November 25, 2002.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed by the Registrant with the SEC on November 7, 2003.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the SEC on March 30, 2001.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the SEC on March 28, 2003.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the SEC on July 30, 2003.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 21, 2004.

(9)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant with the SEC on March 22, 2004.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 10, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 10th day of March, 2005.

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

NAME	TITLE	DATE

/s/ Norman A. Morales		March 10, 2005
Norman A. Morales	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Frank S. Alvarez		March 10, 2005
Frank S. Alvarez	Chairman of the Board

/s/ Charles L. Keagle		March 10, 2005
Charles L. Keagle	Director

/s/ Joel H. Ravitz
Joel H. Ravitz	Director	March 10, 2005

/s/ James G. LeSieur III
James G. LeSieur III	Director	March 10, 2005
March 10, 2005

/s/ David A. Buxbaum
David A. Buxbaum	Director

/s/ Gordon Fong
Gordon Fong	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2005