Form 10-Q
period 2005-03-31
VINEYARD NATIONAL BANCORP
filed 2005-05-03
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

or

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 9,529,296 shares of common stock as of April 29, 2005.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004,
AND DECEMBER 31, 2004

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent estimates, projections and statements of beliefs of Vineyard National Bancorp (the “Company”) concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I - Financial Information, Item 3. Quantitative and Qualitative Disclosures about Market Risk. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2005 AND DECEMBER 31, 2004

(Dollars in Thousands)	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$26,511	$20,551
Federal funds sold	2,000	2,000
Total Cash and Cash Equivalent	28,511	22,551

Investment securities, available-for-sale	276,437	223,480
Loans, net of unearned income	1,077,706	1,027,037
Less: Allowance for possible loan losses	(13,009)	(13,001)
Net Loans	1,064,697	1,014,036
Bank premises and equipment, net	13,541	12,399
Accrued interest	6,133	5,423
Federal Home Loan Bank ("FHLB") and other stock, at cost	11,518	12,235
Deferred income tax asset	9,980	8,196
Other assets	14,525	13,177
TOTAL ASSETS	$1,425,342	$1,311,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$124,590	$127,466
Interest-bearing	922,629	838,080
Total Deposits	1,047,219	965,546

FHLB advances	210,700	177,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	71,139	71,139
Accrued interest and other liabilities	9,612	7,585
TOTAL LIABILITIES	1,343,670	1,226,270

COMMITMENTS AND CONTINGENCIES (Note #2)

Stockholders' Equity
Contributed capital
Common stock - no par value, authorized 15,000,000 shares;
issued and outstanding 9,511,656 and 9,581,941 shares
in 2005 and 2004, respectively	65,314	70,536
Additional paid-in capital	3,821	3,772
Unallocated ESOP shares	(6,715)	(6,856)
Retained earnings	24,454	20,513
Accumulated other comprehensive loss	(5,202)	(2,738)
TOTAL STOCKHOLDERS' EQUITY	81,672	85,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425,342	$1,311,497

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$19,716	$13,082
Interest on investment securities	2,976	2,058
Interest on federal funds sold	2	42
TOTAL INTEREST INCOME	22,694	15,182

Interest Expense
Interest on savings deposits	22	23
Interest on NOW and money market deposits	2,681	1,361
Interest on time deposits in denominations of $100,000 or more	1,474	862
Interest on other time deposits	1,220	772
Interest on FHLB advances and other borrowings	2,295	1,050
TOTAL INTEREST EXPENSE	7,692	4,068
NET INTEREST INCOME	15,002	11,114
Provision for Possible Loan and Lease Losses	-	(1,800)
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE
LOAN AND LEASE LOSSES	15,002	9,314

Other Income
Fees and service charges	381	438
Gain on sale of SBA loans and broker fee income	657	884
Net gain on sale of investment securities	-	207
Other income	75	110
TOTAL OTHER INCOME	1,113	1,639

Other Expense
Salaries and employee benefits	4,924	3,222
Occupancy expense of premises	801	542
Furniture and equipment	738	439
Other expenses	2,058	1,727
TOTAL OTHER EXPENSES	8,521	5,930
INCOME BEFORE INCOME TAXES	7,594	5,023
INCOME TAX PROVISION	3,177	2,054
NET INCOME	$4,417	$2,969

EARNINGS PER SHARE
BASIC	$0.47	$0.40
DILUTED	$0.45	$0.34

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

(Dollars in Thousands)					Stock			Accumulated
	Perpetual	Common Stock		Additional	Dividend			Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	Income	Total
Balance December 31, 2003	$28,999	3,145,715	$9,739	$3,307	$4,981		$8,237	$(3,088)	$52,175

Two-for-one stock split
distributed in August 2004		3,145,715
Stock options exercised		60,060	153						153
Purchase of treasury stock		(27,400)	(506)						(506)
Stock dividends distributed			4,966		(4,966)				-
Cash paid for fractional shares
of stock dividend distribution					(15)				(15)
Cash dividends paid on
common stock							(126)		(126)
Cash dividends paid on
preferred stock							(446)		(446)
Comprehensive income
Net Income						$2,969	2,969		2,969
Unrealized security holding
gains (net of $1,190
tax provision)						1,713		1,713	1,713
Less reclassification
adjustment for realized
gains (net of $85
tax provision)						122		122	122
Total comprehensive income						$4,804
Balance, March 31, 2004	$28,999	6,324,090	$14,352	$3,307	$-		$10,634	$(1,253)	$56,039

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Shares	Amount	Capital	Income	Earnings	ESOP	Income	Total
Balance December 31, 2004	9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Stock options exercised	127,475	751						751
Warrants exercised	4,410	30						30
Purchase of treasury stock	(202,170)	(6,003)						(6,003)
Release of ESOP shares			49			141		190
Cash dividends paid on
common stock					(476)			(476)
Comprehensive income
Net Income				$4,417	4,417			4,417
Unrealized security holding
losses (net of $1,784
tax benefit)				(2,464)			(2,464)	(2,464)
Total comprehensive income				$1,953
Balance, March 31, 2005	9,511,656	$65,314	$3,821		$24,454	$(6,715)	$(5,202)	$81,672

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$4,417	$2,969
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	650	416
Investment securities accretion/amortization	269	123
Provision for possible loan losses	-	1,800
FHLB dividends	-	(85)
Amortization of intangible assets	3	3
Amortization of SBA servicing asset	179	29
Amortization of SBA interest only strip	26	5
Reinvestment of mutual fund interest	(18)	-
Release of ESOP shares	190	-
Decrease in deferred tax assets	-	851
Increase in taxes payable	3,177	1,202
Increase in other assets	(1,556)	(1,669)
Decrease in cash surrender value of life insurance policies	-	24
Gain on sale of other real estate owned	-	(56)
Gain on sale of loans	(290)	(371)
Gain on sale of investment securities	-	(207)
(Decrease)/increase in unearned loan fees	(66)	225
Increase in interest receivable	(710)	(855)
(Decrease)/increase in interest payable	(163)	305
Decrease in accrued expense and other liabilities	(987)	(734)
Total Adjustment	704	1,006
Net Cash Provided By Operating Activities	5,121	3,975

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed
securities available-for-sale	-	26,029
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	9,452	5,447
Purchase of mortgage-backed securities available-for-sale	(66,908)	-
Purchase of FHLB & other stock	(517)	(3,090)
Redemption of FHLB stock	1,234	-
Recoveries on loans previously written off	24	14
Net loans made to customers and principal
collection of loans	(50,329)	(277,482)
Capital expenditures	(1,792)	(340)
Net Cash Used In Investing Activities	(108,836)	(249,422)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(continued)

(Dollars in Thousands)
	2005	2004
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	11,138	65,919
Net increase in certificates of deposits	70,535	81,000
Proceeds from issuance of junior subordinated debentures	-	10,000
Net change in FHLB advances
and other borrowings	33,700	57,000
Purchase of treasury stock	(6,003)	(506)
Dividends paid on preferred stock	-	(446)
Dividends paid on common stock	(476)	(126)
Cash paid on fractional shares of stock dividend	-	(15)
Proceeds from exercise of warrants	30	-
Proceeds from exercise of stock options	751	153
Net Cash Provided By Financing Activities	109,675	212,979

Net Decrease in Cash and Cash Equivalents	5,960	(32,468)

Cash and Cash Equivalents, Beginning of year	22,551	58,242

Cash and Cash Equivalents, End of period	$28,511	$25,774

Supplemental Information
Net change in unrealized loss on investment securities	$4,248	$3,111
Interest paid	$7,855	$3,762
Income tax paid	$-	$-

See accompanying notes to financial statements.

Note #1 - Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and December 31, 2004, results of operations for each of the three months ended March 31, 2005 and 2004, and the results of cash flows for each of the three months ended March 31, 2005 and 2004.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 10, 2005. The results for each of the three months ended March 31, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the Company and its wholly-owned subsidiary, Vineyard Bank (the “Bank”). Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates nine full-service banking centers within San Bernardino, Riverside and Los Angeles counties of California, as well as three loan production offices in San Diego and Orange counties of California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly-owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI and Vineyard Statutory Trust VII (collectively, the “Trusts”), using the equity method under which the Trusts’ net earnings are recognized in the Company’s statements of income.

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

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

Allowance for Possible Loan Losses

The Company estimates loan losses based on guidance established by the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), and FASB Statement No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure” (“SFAS No. 118”), as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The ALLL is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Comprehensive Income

The Company follows FASB Statement No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains or losses on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to 2005 classifications.

Current Accounting Pronouncements

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The phase-in period for this statement begins in the third quarter of 2005, at which time the Company will account for stock-based compensation based on this new pronouncement.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123R. SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the adoption of SFAS No. 123R and the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.

Note #2 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At March 31, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan funds were $482.1 million and $439.4 million, respectively, and obligations under standby and commercial letters of credit were $2.5 million and $1.7 million for the same periods, respectively.

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

In the normal course of business, the Company is subject to legal actions and complaints. At March 31, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

Note #3 - Dividends and Stock Splits

On January 24, 2005, the Company announced an increase to its quarterly cash dividend to $0.05 per share, which was paid on February 25, 2005 to shareholders of record as of February 11, 2005.

On July 21, 2004, the Company announced that its Board of Directors had approved a two-for-one stock split, to be effected in the form of a stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of August 20, 2004. The additional shares were distributed on August 30, 2004. All share and per share data for all periods presented has been restated to reflect the stock split.

Note #4 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.2 million of compensation expense for the three months ended March 31, 2005.

For purposes of earnings per share (“EPS”) computations, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004, 6,006 shares were allocated to participants, and during the first quarter of 2005, 201 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. In January 2005, 5,967 shares were released in conjunction with a paydown of the ESOP loan and will be allocated to participants in December 2005.

As of March 31, 2005, 5,805 shares held by the ESOP have been allocated to participants, and an additional 6,168 shares have been released but unallocated to participants. The fair value of unallocated ESOP shares as of March 31, 2005 was $8.0 million. The 292,195 unallocated shares represent 3.1% of the total number of common shares outstanding at March 31, 2005.

Note #5 - Earnings per Share and Book Value

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

All share and per share data has been adjusted to reflect the two-for-one stock split paid in August 2004.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended March 31,
	2005		2004
	Income	Shares	Income	Shares
Net income as reported	$4,417		$2,969
Less: preferred stock dividends	-		(446)
Shares outstanding at end of period		9,511,656		6,324,090
Unreleased and unallocated ESOP shares		(286,027)		-
Impact of weighting shares purchased/
(issued) during the period		74,774		(7,146)
Used in basic EPS	$4,417	9,300,403	$2,523	6,316,944
Plus convertible preferred
stock dividends	-		402
Dilutive effect of outstanding
stock options and warrants		444,897		2,415,464
Used in diluted EPS	$4,417	9,745,300	$2,925	8,732,408

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123 to stock based employee compensation:

(Dollars in Thousands, except per share data)	Three Months Ended March 31,
	2005	2004

Net income:
As reported	$4,417	$2,969
Less: preferred stock dividend	-	(446)
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(53)	(63)
Pro forma net income - used in basic EPS	4,364	2,460
Add: anti-dilutive effects of Series B dividends	-	402
Pro forma net income - used in diluted EPS	$4,364	$2,862

Weighted average shares outstanding - basic	9,300,403	6,316,944
Weighted average shares outstanding - diluted	9,745,300	8,732,408

Basic EPS
As reported	$0.47	$0.40
Pro forma	$0.47	$0.39

Diluted EPS
As reported	$0.45	$0.34
Pro forma	$0.45	$0.33

The following table sets forth the information that was used in calculating the Company’s book value per common share as of March 31, 2005 and December 31, 2004:

	As of
	March 31, 2005	December 31, 2004

Period-end shares outstanding	9,511,656	9,581,941
Unreleased and unallocated ESOP shares	(286,027)	(291,994)
Used in basic book value per common stock	9,225,629	9,289,947
Warrants (1)	223,580	227,990
Additional Investment Rights (2)	120,775	120,775
Used in book value per common stock,
assuming exercise of warrants and
additional investment rights	9,569,984	9,638,712

Book value per common stock, basic	$8.85	$9.17
Book value per common stock, assuming
exercise of warrants and additional
investment rights	$9.39	$9.69
_____________________

(1)
In conjunction with the issuance of Series A Preferred Stock in December 2002, warrants to purchase common stock were granted to eight individual investors. The warrants have an exercise price of $6.80 per share. Additional warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock. These warrants have an exercise price of $25.00 per share

(2)	Additional Investment Rights to purchase common stock were granted to investors in conjunction with the December 2004 private placement of common stock and may be exercised for $31.05 per share.

Note #6 - Subsequent Events

On April 18, 2005, the Company’s Board of Directors announced the issuance and private placement of 10,000 shares of Floating Rate Series C Noncumulative Redeemable Preferred Stock (“Series C Preferred Stock”) with an institutional investor as part of a pooled transaction. The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. Each share of Series C Preferred Stock will be entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. The interest rate resets quarterly and the initial rate is set at 6.95%. The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at a zero premium.

The Company also announced on April 18, 2005 the private issuance of $10.3 million in trust preferred securities as part of a pooled securitization transaction with several other financial institutions. The trust preferred securities will bear a floating interest rate of three-month LIBOR plus 2.25%, and will mature on May 23, 2035. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.39%. The trust preferred securities were issued through a newly formed trust, Vineyard Statutory Trust VIII. Both the Series C Preferred stock and the trust preferred securities constitute additional resources to the Company with a combined net of tax cost of 5.04%.

On April 25, 2005, the Company declared an increase in its cash dividend on common shares to $0.06 per share. The dividend is payable on May 27, 2005, to shareholders of record as of May 13, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vineyard National Bancorp:

We have reviewed the accompanying consolidated statements of financial condition of Vineyard National Bancorp and Subsidiary as of March 31, 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the three months then ended. These interim financial statements are the responsibility of the Company's management.

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

/s/ Vavrinek, Trine Day, & Co., LLP
Rancho Cucamonga, California
April 27, 2005

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

Business and Organization

Vineyard National Bancorp

The Company is a California-chartered bank holding company that commenced business in December 1988 when it acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank. The Bank commenced business in September 1981 as a national banking association and converted to a California bank charter and took its present name in August 2001. The Bank operates under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

At March 31, 2005, the Company had consolidated total assets of $1.4 billion, total deposits of $1.0 billion and consolidated stockholders’ equity of $81.7 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

Vineyard Bank

The Bank, which is the Company’s wholly-owned subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate and invest in various types of loans and investment securities. The Bank operates nine full-service banking centers located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Lake Arrowhead, Irwindale, Manhattan Beach and Corona, all of which are located within Los Angeles, Riverside and San Bernardino counties in California. The Bank also has two Small Business Administration (“SBA”) loan production offices located in San Diego and Anaheim, California and an income-property loan production office located in Irvine, California. The Rancho Cucamonga office also serves as the Company’s headquarters.

The Bank’s Strategic Plan

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank focuses its values of creativity, integrity and flexibility on customer relationship management, while expanding the Bank’s products and services by creating various specialty groups including community-based core deposit growth through the banking center network, single family coastal construction lending, single family tract construction lending, commercial real estate, multi-family property lending, small business and commercial lending, SBA lending, religious financial services (lending and depository), specialized depository and cash management services for commercial business, and private banking. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing customer relationship management to the following markets: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties, (ii) the coastal communities surrounding Los Angeles, California, (iii) the San Gabriel Valley region of Los Angeles and (iv) the coastal communities of south Orange County and San Diego. The Bank has targeted these markets because of its experience and knowledge of, as well as the anticipated continued growth and potential for development in, these markets. Further, the Bank believes that it can roll out its developed products and services in a similar process as in the last few years in non-contiguous geographic markets similar to its current market.

Expanded Product Offering. During the last four years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•
In 2001, the Bank began originating high-end market single-family construction loans within the coastal communities of Los Angeles county, California (primarily Manhattan Beach, Hermosa Beach, Palos Verdes and Redondo Beach), where it believes it has a competitive advantage based on the Bank’s familiarity and knowledge of the market. These types of construction loans typically range from $1.0 million to $5.0 million. The Bank’s single-family residential coastal construction loans amounted to $300.8 million and $299.0 million at March 31, 2005 and December 31, 2004, respectively, net of participations sold of $87.2 million and $59.6 million, respectively.

•
In 2002, the Bank began originating single-family residential tract construction loans secured by newly constructed entry level homes. These loans are primarily originated within the Inland Empire of Southern California. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans amounted to $118.1 million and $129.9 million at March 31, 2005 and December 31, 2004, respectively, net of participations sold of $0.6 million and $1.7 million, respectively.

•
In 2002, the Bank also began originating SBA loans and religious loans, which are comprised of loans to churches and private schools, throughout its market area. The Bank emphasizes these types of loans as they are a complement to the Bank’s focus on strengthening and supporting the local communities it serves. SBA loans amounted to $14.6 million and $18.0 million at March 31, 2005 and December 31, 2004, respectively, net of guaranteed participations sold of $32.2 million and $29.0 million, respectively. Religious loans amounted to $23.9 million and $23.8 million at March 31, 2005 and December 31, 2004, respectively.

•
In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At March 31, 2005 and December 31, 2004, the balance of loans generated from this division amounted to $123.0 million and $91.6 million, respectively, for commercial real estate loans and $206.4 million and $177.9 million, respectively, for apartment loans.

•
In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Each of the Bank’s nine full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 8.5% for the three months ended March 31, 2005 and 24.4% for the same period ended in 2004. Consolidated total deposits amounted to $1.0 billion at March 31, 2005 and $965.5 million at December 31, 2004. Non-interest bearing demand deposits amounted to $124.6 million at March 31, 2005 and $127.5 million at December 31, 2004.

•
In 2004, the Bank began expanding its loan production offices located in San Diego, Anaheim and Irvine, California, and its full-service branch in Manhattan Beach, California, to accommodate the Private Reserve Group of the Bank. The Private Reserve Group will provide exclusive and flexible relationship management to entrepreneurs and high-end customers, and will focus on cash management and specialty deposit relationships. The Bank intends to convert the loan production offices in San Diego and Irvine, California into full-service depository banking centers in 2005.

Each of the foregoing specialty lending groups and depository services bring diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas.

The Bank’s strategic plan and capital adequacy plan call for a measured growth. In July 2004, the Bank’s Board of Directors approved and signed an Agreement with the FDIC and DFI, which, among other things, requires notification to these regulatory agencies for any deviations beyond its strategic plan, including any growth beyond 25% of its total assets per annum, which level is within the existing strategic plan’s framework. In relation to the Bank’s significant growth over the last several years, the Bank continues to assess and develop its policies and procedures to facilitate the successful implementation of its strategic plan and capital adequacy plan while maintaining the safety and soundness of the Bank.

The Bank’s growth in loans, net of unearned income and deferred fees, was 4.9% for the three months ended March 31, 2005 and 46.5% for the same period in 2004. The volume of new loan commitments during the first quarter of 2005 was $300.3 million which not only replaced loan payoffs, but increased the gross loan balance to $1.1 billion. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 5-15% in commercial loans, 0-5% in SBA loans, 15-35% in commercial real estate loans, 15-30% in single-family coastal construction, 15-30% in single-family tract construction, 15-25% in multi-family loans, 5-15% in consumer loans, 0-5% in commercial real estate construction loans and 0-5% in land loans.

Beginning in 2004, the Bank has proactively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. During the three months ended March 31, 2005, the Bank had $43.6 million in loan participation sales and $12.7 million in loan participation purchases. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

The Bank’s net growth in deposits was 8.5% for the three months ended March 31, 2005 and 24.4% for the same period in 2004. The volume of deposits generated in the first quarter of 2005 supported the growth of the loan portfolio. The intended distribution of deposits is 10-25% in NOW and non-interest bearing demand deposits, 30-50% in money market deposits and 30-50% in savings and time deposits.

Relationship Banking Facilities. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for its customers. To that end, the Bank’s facilities are redesigned to incorporate user-friendly technology and personal service to facilitate its focus on relationship banking. Much of the facilities improvements are near completion. The increase in the infrastructure will support the continued expansion of the Company.

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

Consistent with the objectives of Phase II and Phase III of the strategic plan, the Company has plans to expand its full-service banking facilities into Irvine, which includes the surrounding communities of Newport Beach. In February 2005, the Company entered into an office lease to accommodate the Irvine banking site. The Company also plans to expand the San Diego loan production office into a full-service banking facility. These facilities are expected to become fully operational during the second quarter of 2005. These high-end growth markets will also be supported by an expanded division of personnel focused on entrepreneurs and the businesses they operate, while bringing the Company’s specialty lending and deposit relationship efforts into new areas.

Phase IV of the Company’s strategic plan will emphasize expansion in the coastal communities of California through possible strategic acquisitions or de novo offices within markets with similar demographics as Manhattan Beach. This phase also entails the distribution of existing products to these new markets and placement of local management in different geographic regions of the Bank.

The main emphasis of Phase V of the Company’s strategic plan will be to strengthen the strategic points of the coastal communities’ expansion initiative, recruit local talent within each new market community and continue to build the infrastructure and delivery systems of the Bank.

Phase VI of the Company’s plan calls for locally-managed regional communities which offer similar product lines and are all supported by a strong corporate infrastructure and the Vineyard Bank brand.

Asset Growth. The Company’s total assets as of March 31, 2005 were $1.4 billion as compared to $1.3 billion as of December 31, 2004. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At March 31, 2005, the Bank had $4.7 million of non-performing loans and no other real estate owned. At December 31, 2004, the Bank had no non-performing loans and no other real estate owned. The increase in non-accrual loans during the three months ended March 31, 2005 relates mainly to one fully collateralized tract construction loan which was placed on non-accrual status during March 2005.

Results of Operations

During the three months ended March 31, 2005, operating results demonstrated a steady growth over the same period in 2004 as the volume of earning assets increased. The growth in the Company’s earning assets is funded by growth in deposits and increased borrowings, which are comprised of FHLB advances.

Net income for the three months ended March 31, 2005 and 2004 was $4.4 million and $3.0 million, respectively, representing an increase of 48.8% for the three months ended March 31, 2005 as compared to the same period in 2004.

The increase in net income was primarily due to an increase in interest income generated from a higher level of loans which was partially offset by an increase in interest expense incurred from a higher level of deposits and borrowings. On a per diluted share basis, net income was $0.45 and $0.34 for the three months ended March 31, 2005 and 2004, respectively. Prior period earnings per share were adjusted for the Company’s two-for-one stock split in August 2004.

The Company’s net interest income before provision for possible loan losses increased by $3.9 million or 35.0% for the three months ended March 31, 2005 as compared with the same period in 2004. Non-interest income decreased by $0.5 million or 32.1% for the three months ended March 31, 2005 as compared to the same period in 2004. The higher non-interest income for the three months ended March 31, 2004 relates generally to a gain of $0.2 million on the sale of investment securities, whereas no investments were sold for the same period in 2005. The decrease in non-interest income for the three months ended March 31, 2005 as compared to the same period in 2004 also relates to a lower gain on sale of SBA loans, which occurred as a result of the timing of the closing of the SBA loan sales. Based on the substantial increase in net interest income offset by a slight decrease in non-interest income, total net revenue (defined as net interest income before provision for possible loan losses and non-interest income) for the three months ended March 31, 2005 increased by $3.4 million or 26.4% as compared to the same period in 2004.

Total non-interest expense was $8.5 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively. This represents an increase of $2.6 million or 43.7% for the three month period. The largest item contributing to non-interest expense was salaries and employee benefits which represented more than 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for possible loan losses plus non-interest income, increased from 46.5% for the three months ended March 31, 2004 to 52.9% for the same period in 2005 as the Company is near completion of its expansion of the infrastructure to support the continued growth of the Company.

For the three months ended March 31, 2005 and 2004, the provision for federal and state income taxes was $3.2 million and $2.1 million, respectively. These provisions for income taxes represent effective tax rates of 41.8% and 40.9% for the same periods, respectively.

The quality of the Company’s loan portfolio continued to perform well, producing approximately $8,000 in net recoveries for the three months ended March 31, 2005, compared to approximately $14,000 in net charge-offs for the same period in 2004. This continued strong credit quality of the loan portfolio did not necessitate an increase in the Company’s provision made to the allowance for possible loan losses for the three months ended March 31, 2005, as compared to an increase $1.8 million for the same period in 2004. The allowance for possible loan losses was $13.0 million or 1.2% of gross loans at March 31, 2005 as compared to $9.3 million or 1.1% of gross loans at March 31, 2004. At March 31, 2005, the Company had $4.7 million of non-performing loans and no other real estate owned, representing 0.4% of non-performing loans to gross loans. At December 31, 2004, the Company had no non-performing loans and no other real estate owned.

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

Beginning in early 2001, the Company began to implement an asset/liability management strategy that was built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in lower yielding earning assets into higher yielding earning assets. During the past four years, the Company has deployed its excess liquidity previously invested in federal funds into mortgage-backed securities with relatively short duration and higher cash flow components. The investment portfolio is classified as available-for-sale and securities can be sold at any time. The Company will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest income.

Total interest income for the three months ended March 31, 2005 and 2004 was $22.7 million and $15.2 million, respectively, while total interest expense was $7.7 million and $4.1 million for the same periods, respectively. Therefore, the net interest income was $15.0 million and $11.1 million, respectively, for the same periods.

The net interest margin for the three months ended March 31, 2005 was 4.6%, as compared to 4.9% for the same period in 2004. The decrease in the net interest margin was attributable to the expansion of the Company's income property lending and its investment securities portfolios, which are originated at lesser yields than the construction lending portfolio, rather than the recent changes in market interest rates. The Company's efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio.

The prime rate has increased significantly during 2004 and 2005. The prime rate remained stable at 4.0% for the first half of 2004. During 2004, the Federal Reserve Board (“FRB”) began to increase the overnight borrowing rate. As a result, the prime rate increased from 4.0% to 4.25% on July 1, 2004. The prime rate further increased to 4.50%, 4.75%, 5.00%, and 5.25% in August 2004, September 2004, November 2004, and December 2004, respectively. During 2005, the FRB continued to increase the overnight borrowing rate, causing the prime rate to increase to 5.5% in February 2005 and to 5.75% in March 2005. The prime rate was 5.75% as of March 31, 2005.

As new loans are generated or certain existing loans are repriced, the new loans bear higher interest rates due to the rising interest rate environment. The loan fees generated by new loans, which are deferred and amortized over the life of the loans, create revenue in addition to the revenue from loan yields. Construction loans and commercial real estate loans generate the majority of loan fee income. Construction loans generally have a duration of 12 months and as the percentage of construction loans in the portfolio continues to decrease, loan fee income will decrease as a percentage of total loan income.

For the three months ended March 31, 2005, loan fee income represented $2.4 million or 12.4% of the $19.7 million in interest and fees on loans. For the three months ended March 31, 2004, loan fee income was $2.3 million or 17.6% of the $13.1 million in interest and fees on loans.

For the three months ended March 31, 2005, the Company experienced an increase in its overall yield on its total interest-earning assets primarily due to the rising interest rate environment, as new loans are originated at higher rates and existing variable rate loans reprice at higher rates. Yields on total interest-earning assets increased from 6.7% to 7.0% for the three months ended March 31, 2004 and 2005, respectively. The yield on total interest-earning assets was negatively impacted in the three months ended March 31, 2005 by the change in the mix of interest-earning assets. Lower yielding investment securities and income property loans became a higher percentage of interest-earning assets during the period. The Company’s average loan balances were 78.7% of total average interest-earning assets for the three months ended March 31, 2005, as compared to 76.5% of total average interest-earning assets for the same period in 2004.

The cost of interest-bearing liabilities increased from 2.1% to 2.7% for the three months ended March 31, 2004 and 2005, respectively, as a result of the rising interest rate environment during the first quarter of 2005, as many of the deposits and debt instruments repriced immediately. The Company continues to offer competitive-rate products in its banking communities to attract and retain core-deposit customers in the midst of the rising interest rate environment.

Interest expense on deposits totaled $5.4 million for the three months ended March 31, 2005, as compared to $3.0 million for the same period in 2004, representing an increase of $2.4 million. The increase in interest expense as mainly associated with an increase in the Company’s interest-bearing deposits. Average interest bearing deposits increased from $569.4 million for the three months ended March 31, 2004 to $864.0 million for the same period in 2005.

The average interest rate on short-term borrowings increased from 1.3% for the three months ended March 31, 2004, to 2.4% for the same period ended 2005, as interest rates were higher during the first quarter of 2005 compared to the same period in 2004. The cost of subordinated debt and junior subordinated debentures also increased from 4.5% for the three months ended March 31, 2004 to 5.9% and 5.7%, respectively, for the same period in 2005. This increase is also a result of the higher interest rates in 2005, as these debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis.

To support the Bank’s growth, the Company has issued common stock through two private placement transactions. These transactions, which occurred in December 2004 and June 2004, raised $29.2 million, net of fees and expenses. The Company contributed $10.0 million of the proceeds to the Bank, and used the remaining proceeds for repayment of debt and general corporate purposes. To further support the Bank’s growth, the Company has also issued debt securities. The cost of the debt securities is generally higher than the costs from deposits and FHLB borrowings. These debt securities include $71.1 million of junior subordinated debentures and $5.0 million in subordinated debt. In April 2005, the Company completed a private placement of $10.0 million of its Series C Preferred Stock as part of a pooled transaction and the issuance of $10.3 million of junior subordinated debentures issued as part of a pooled trust preferred securitization transaction. The Company intends to use the proceeds from these transactions for general corporate purposes, including support for the continued growth of the Bank.

At March 31, 2005, the Bank had unsecured borrowing lines with correspondent banks totaling $66.0 million. In addition, at March 31, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”). The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. At March 31, 2005, there were no outstanding balances on the Company’s credit facility or the Bank’s borrowing lines.

The following table presents the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2005 and 2004. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,039,428	$19,716	7.7%	$698,278	$13,082	7.5%
Investment securities (2)	269,308	2,870	4.3%	186,552	1,968	4.2%
Federal funds sold	276	2	2.9%	18,406	42	0.9%
Other investments	11,594	106	3.7%	9,341	90	3.9%
Total interest-earning assets	1,320,606	22,694	7.0%	912,577	15,182	6.7%
Other assets	59,480			42,344
Less: allowance for possible loan losses	(13,007)			(8,065)
Total average assets	$1,367,079			$946,856

Liabilities and Stockholders' Equity
Savings deposits (3)	$458,935	2,703	2.4%	$298,180	1,384	1.9%
Time deposits	405,111	2,694	2.7%	271,181	1,634	2.4%
Subordinated debt	5,000	73	5.9%	5,000	56	4.5%
Junior subordinated debentures	71,139	1,000	5.7%	38,940	435	4.5%
Short term borrowings	206,738	1,222	2.4%	172,929	559	1.3%
Total interest-bearing liabilities	1,146,923	7,692	2.7%	786,230	4,068	2.1%
Demand deposits	125,546			99,263
Other liabilities	9,295			7,612
Total average liabilities	1,281,764			893,105
Stockholders' equity	85,315			53,751
Total liabilities and
stockholders' equity	$1,367,079			$946,856

Net interest spread (4)			4.3%			4.6%
Net interest income
and net interest margin (5)		$15,002	4.6%		$11,114	4.9%
____________________

(1) Interest on loans includes loan fees, which totaled $2.4 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively.
(2) The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(3) Includes savings, NOW and money market deposit accounts.
(4) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended March 31, 2005 and 2004, the provision for possible loan losses was $0 and $1.8 million, respectively. The provision for possible loan losses was not increased for the first quarter of 2005 due to management’s assessment that the current allowance was sufficient to support the current loan portfolio as well as the inherent risks of construction and commercial loans.

The Company’s allowance for possible loan losses was $13.0 million at March 31, 2005 and December 31, 2004. Additions to the allowance are affected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. For the three months ended March 31, 2005, the Company had approximately $8,000 in net recoveries as compared to net loan charge-offs of approximately $14,000 for the same period in 2004, respectively. Net charge-offs were less than 0.01% of the loan portfolio for both periods.

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

Non-Interest Income

Non-interest income for the three months ended March 31, 2005 and 2004 was $1.1 million and $1.6 million, respectively. This represents a decrease of $0.5 million or 32.1%. The decrease in non-interest income was primarily due to the decreased gains on the sale of SBA loans and broker fee income and the decrease in gain on sale of investments.

The Company generally sells the guaranteed portions of SBA loans originated. Those SBA loans sold, combined with broker fee income associated with SBA loans, generated gains amounting to $0.7 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively. Income from fees and service charges was $0.4 million for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005, no investment securities were sold, and therefore, there was no gain on sale of securities. Conversely, gain on sale of securities totaled $0.2 million for the same period in 2004.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended March 31, 2005 and 2004 was $8.5 million and $5.9 million, respectively. This represents an increase of $2.6 million or 43.7%. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense.

(i)
Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in the past four years, while providing the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $1.7 million or 52.8% to $4.9 million for the three months ended March 31, 2005 as compared to the same period in 2004.

(ii)
Occupancy expense amounted to $0.8 million for the three months ended March 31, 2005, in comparison to $0.5 million for the same period in 2004. This represents an increase of $0.3 million or 47.8% over the same prior period. The increase in occupancy expense is primarily due to the Company’s expansion. In the latter half of 2004, the Company acquired additional office space in San Diego and Manhattan Beach to accommodate the Private Reserve Group as well as for general expansion purposes. In addition, the Company obtained an additional facility in San Rafael in early 2004. The existing Anaheim SBA loan production office was also relocated to a larger facility in Anaheim during the first quarter of 2005.

(iii)
As the Company continues to expand its banking network, expenses related to furniture and equipment also increased. Expenses related to furniture and equipment were $0.7 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively, which represents an increase of $0.3 million or 68.1% over the prior period.

(iv)
Other non-interest expense was $2.1 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. This represents an increase of 19.2% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business.

The following is a breakdown of other non-interest expense for the three months ended March 31, 2005 and 2004:

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
Other non-interest expense:
Data processing	$194	$184
Marketing	153	211
Professional	293	272
Office supplies, postage and telephone	350	347
Insurance and assessment	209	95
Administrative	122	151
Business development	384	289
Other	353	178
Total other non-interest expense	$2,058	$1,727

Financial Condition

Assets

At March 31, 2005, total assets increased $113.8 million or 8.7% to $1.4 billion from $1.3 billion at December 31, 2004. Assets were comprised primarily of $1.1 billion in loans, net of unearned income, and $276.4 million in investment securities, available-for-sale at March 31, 2005. This represents an increase of $50.7 million or 4.9% in loans, net of unearned income, and an increase of $53.0 million or 23.7% in investment securities, available-for-sale from December 31, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $276.4 million or 19.4% of total assets at March 31, 2005 and $223.5 million or 17.0% of total assets at December 31, 2004. The Company’s securities portfolio increased during the three months ended March 31, 2005 as a result of purchases, net of principal paydowns of securities.

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,207	$-	$(198)	$11,009
Mortgage-backed securities	272,058	-	(8,668)	263,390
Mutual funds	2,061	-	(23)	2,038
Total	$285,326	$-	$(8,889)	$276,437

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,033	$-	$(532)	$10,501
Mortgage-backed securities	215,045	116	(4,228)	210,933
Mutual funds	2,042	4	-	2,046
Total	$228,120	$120	$(4,760)	$223,480

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,009	$(198)	$11,009	$(198)
Mortgage backed securities	132,381	(2,103)	131,009	(6,565)	263,390	(8,668)
Mutual Funds	2,038	(23)	-	-	2,038	(23)
Total	$134,419	$(2,126)	$142,018	$(6,763)	$276,437	$(8,889)

Despite the unrealized loss position of these securities, the Company has concluded, as of March 31, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2005, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds of $2.0 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$18,820	$18,680	$253,238	$244,710
U.S. agency securities	11,207	11,009	-	-
Total	$30,027	$29,689	$253,238	$244,710

There were no sales of investment securities, available-for-sale during the three months ended March 31, 2005. Included in stockholders’ equity at March 31, 2005 is $5.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Proceeds from sales of investment securities, available-for-sale during the three months ended March 31, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at March 31, 2004 is $1.3 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $274.4 million and $221.4 million at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

Consistent with the measured growth called for by the Company’s strategic plan, the loan portfolio grew by 4.9% during the first quarter of 2005, net of loan participations and payoffs. Loans, net of unearned income, increased by $50.7 million from $1.0 billion at December 31, 2004 to $1.1 billion at March 31, 2005. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Riverside, San Diego, San Bernardino, Orange and Los Angeles counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	March 31, 2005	December 31, 2004

Commercial and industrial	$34,079	$36,095
Real estate construction:
Singe-family coastal	300,818	298,984
Singe-family tract	118,117	129,900
Commercial	32,884	36,215
Real estate mortgage:
Commercial	239,135	216,609
Multi-family residential	222,438	189,912
Land	70,425	61,979
All other residential	53,891	56,983
Consumer loans	8,306	2,905
All other loans (including overdrafts)	229	137
	1,080,322	1,029,719
Unearned premium on loans	499	541
Deferred loan fees	(3,115)	(3,223)
Loans, net of unearned income	$1,077,706	$1,027,037

The Bank originates SBA loans and generally sells the guaranteed portion of SBA loans to governmental agencies and institutional investors. At March 31, 2005 and December 31, 2004, SBA loans totaled $14.6 million and $18.0 million, respectively, net of guaranteed SBA participations sold in the amount of $32.2 million and $29.0 million, respectively. The Bank had $38.5 million of real estate construction loan participations sales and $5.1 million of SBA loan participation sales during the three months ended March 31, 2005.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at March 31, 2005 and December 31, 2004, was $1.6 million and $1.7 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2005	December 31, 2004
Servicing rights capitalized	$106	$1,143
Servicing rights amortized	$205	$269
Valuation allowances	$-	$-

The Bank had approximately $368.2 million and $307.7 million in loans pledged to secure FHLB borrowings at March 31, 2005 and December 31, 2004, respectively.

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

Transactions in the reserve for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2005	December 31, 2004
Balance, beginning of year	$13,001	$7,537
Recoveries on loans previously charged off	24	122
Loans charged off	(16)	(392)
Provision charged to operating expense	-	5,734
Balance, end of period	$13,009	$13,001

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

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	March 31,	December 31,
	2005	2004
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-
Real estate	-	-
Installment loans to individuals	-	-
Total loans past due more than 90 days	$-	$-

Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$60	$-
Real estate	4,636	-
Installment loans to individuals	-	-
Total non-accrual loans	$4,696	$-

Total non-performing loans	$4,696	$-

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	March 31,	December 31,
	2005	2004
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	4,636	-
Total impaired loans	$4,636	$-

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2005	December 31, 2004
Average recorded investment in impaired loans	$10	$238
Cash receipts applied to reduce principal balance	$4	$671
Interest income recognized for cash payments	$3	$21

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $22,000, and $38,000 for the three months ended March 31, 2005 and for the year ended December 31, 2004, respectively.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $81.7 million or 8.5% from $965.5 million at December 31, 2004 to $1.0 billion at March 31, 2005. The increase was primarily due to an increase of $15.5 million or 3.9% in money market accounts and an increase of $70.5 million or 18.2% in time deposits (“TCD’s”) over the period. This increase was offset by a slight decrease in demand and NOW accounts during the three months ended March 31, 2005.

As of March 31, 2005, the Company’s deposits were comprised of 11.9% in non-interest bearing deposits, 44.4% in money market, NOW and savings deposits, and 43.7% in TCD’s, while the composition of deposits was 13.2%, 46.7% and 40.1%, respectively, at December 31, 2004.

At March 31, 2005, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$117,087
Over three through twelve months	117,150
Over one through five years	25,523
$259,760
Borrowings

The Company utilizes borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds.

At March 31, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under the credit facility as of March 31, 2005 and December 31, 2004. In addition, the Bank has $66.0 million of unsecured borrowing lines with six correspondent banks. Under these borrowing lines, the Bank had no outstanding balance at March 31, 2005 and December 31, 2004.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of March 31, 2005. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $210.7 million and $177.0 million at March 31, 2005 and December 31, 2004, respectively. The increase in FHLB advances was part of the Company’s strategic plan to fund the growth of earning assets. FHLB advances consisted of the following as of March 31, 2005:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2005	2.9%	$195,700
2006	2.6%	15,000
	2.9%	$210,700

As of March 31, 2005 and December 31, 2004, the Company had $71.1 million in junior subordinated debentures outstanding from seven issuances of trust preferred securities. Junior subordinated debentures as of March 31, 2005 consisted of the following:

(Dollars in Thousands)				As of March 31, 2005
			Minority	Effective
	Interest Rate	Due Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	6.11%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	6.01%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	5.71%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	5.58%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	5.51%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	5.54%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	4.50%	10,310
			$2,139		$71,139

Under FIN No. 46R, the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN No. 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2005, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

The Company also has $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The effective rate as of March 31, 2005 was 5.60%. The outstanding balance of this subordinated debt was $5.0 million at March 31, 2005 and December 31, 2004.

Stockholders’ Equity

Stockholders’ equity was $81.7 million and $85.2 million at March 31, 2005 and December 31, 2004, respectively. The decrease in stockholders’ equity during the quarter ended March 31, 2005 relates mainly to the repurchase of $6.0 million of treasury stock, along with an increase of $2.5 million in unrealized loss on available-for-sale investment securities, net of tax. These decreases to stockholders’ equity were partially offset by net income of $4.4 million for the period.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 84.4% and 87.9% at March 31, 2005 and December 31, 2004, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of March 31, 2005, the Company has no outstanding balance on its $35.0 million credit facility with a correspondent bank and no outstanding balance on its $66.0 million of unsecured borrowing lines with its six correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of March 31, 2005, the Bank has a total borrowing capacity from FHLB of approximately $567.4 million and an outstanding advance balance of $210.7 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

Capital Resources

During June 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock. The Warrants, which expire on June 21, 2011, have an exercise price of $25.00. As of March 31, 2005, no warrants had been exercised. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds were used by the Company for general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

In December 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company also granted the investors the right (the “Right”) to purchase an additional 120,775 shares of common stock for $31.05 per share. The Rights expire 90 trading days after the effective date of the registration statement. The Company used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, repay other debt, and for other general corporate purposes. As of March 31, 2005, no Rights had been exercised. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005, that the Company and the Bank meet all applicable capital adequacy requirements.

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

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table on the following page). At March 31, 2005, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.9%, 11.9% and 11.2%, respectively. On a consolidated basis, the Company has similar ratios. The minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At March 31, 2005, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 13.4%, 8.9%, and 8.4%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total capital to risk-weighted assets:
Bank	$166,303	12.9%	$103,000	8.0%	$128,700	10.0%
Consolidated	$173,416	13.4%	$103,300	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$153,294	11.9%	$51,500	4.0%	$77,200	6.0%
Consolidated	$115,209	8.9%	$51,700	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$153,294	11.2%	$54,600	4.0%	$68,200	5.0%
Consolidated	$115,209	8.4%	$54,800	4.0%	N/A	N/A

As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.5%	$95,200	8.0%	$118,900	10.0%
Consolidated	$174,212	14.6%	$95,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.4%	$47,600	4.0%	$71,400	6.0%
Consolidated	$116,280	9.7%	$47,700	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.3%	$52,100	4.0%	$65,100	5.0%
Consolidated	$116,280	8.9%	$52,300	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of March 31, 2005, approximately 98.4% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at March 31, 2005, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(28,204)	-12.0%	$2,275	3.3%
100	$(14,273)	-6.1%	$1,060	1.5%
-100	$11,249	4.8%	$3,808	5.5%
-200	$16,456	7.0%	$8,464	12.2%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At March 31, 2005, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of March 31, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2005	90,800	$30.80	90,800	$4,175,805
February 1 - 28, 2005	37,870	31.95	37,870	$2,965,870
March 1 - 31, 2005	100,500	28.10	100,500	$142,096
Total	229,170	$29.81	229,170
________________________

(1)
In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003 and February 2005, the Company approved increases in its stock repurchase program of $5.0 million for a total amount of $12.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market and holds the repurchased shares as authorized but unissued shares. The Company’s stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
4.4	Registration Rights Agreement (9)
4.5	Additional Investment Right (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.5	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.6	Securities Purchase Agreement (5)
11	Statement regarding computation of per share earnings. See Note 5 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
____________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 filed with the Commission on November 10, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of May 2005.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman A. Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)