Form 10-Q
period 2005-06-30
VINEYARD NATIONAL BANCORP
filed 2005-08-01
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 9,678,371 shares of common stock as of July 28, 2005.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004,
AND DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent estimates, projections and statements of beliefs of Vineyard National Bancorp concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I - Financial Information, Item 3. Quantitative and Qualitative Disclosures about Market Risk. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2005 AND DECEMBER 31, 2004

(Dollars in Thousands)	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$30,894	$22,551
Investment securities, available-for-sale	292,736	223,480
Loans, net of unearned income	1,245,247	1,027,037
Less: Allowance for possible loan losses	(13,876)	(13,001)
Net Loans	1,231,371	1,014,036
Bank premises and equipment, net	16,508	12,399
Accrued interest	6,796	5,423
Federal Home Loan Bank ("FHLB") and other stock, at cost	18,956	12,235
Deferred income tax asset	7,786	8,196
Other assets	14,520	13,177
TOTAL ASSETS	$1,619,567	$1,311,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$137,965	$127,466
Interest-bearing	896,161	838,080
Total Deposits	1,034,126	965,546

FHLB advances	388,000	177,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	81,449	71,139
Accrued interest and other liabilities	8,556	7,585
TOTAL LIABILITIES	1,517,131	1,226,270

COMMITMENTS AND CONTINGENCIES (Note #2)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
and 0 shares in 2005 and 2004, respectively	9,675	-
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,678,371 and 9,581,941 shares
in 2005 and 2004, respectively	69,161	70,536
Additional paid-in capital	3,858	3,772
Unallocated ESOP shares	(6,576)	(6,856)
Retained earnings	28,490	20,513
Accumulated other comprehensive loss, net of taxes	(2,172)	(2,738)
TOTAL STOCKHOLDERS' EQUITY	102,436	85,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,619,567	$1,311,497

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$22,703	$16,156	$42,419	$29,238
Interest on investment securities	3,355	1,900	6,333	4,000
TOTAL INTEREST INCOME	26,058	18,056	48,752	33,238

Interest Expense
Interest on savings deposits (1)	2,778	1,616	5,481	3,000
Interest on time deposits in denominations of $100,000 or more	2,104	1,014	3,578	1,876
Interest on other time deposits	1,503	928	2,723	1,700
Interest on FHLB advances and other borrowings	3,565	1,519	5,860	2,569
TOTAL INTEREST EXPENSE	9,950	5,077	17,642	9,145
NET INTEREST INCOME	16,108	12,979	31,110	24,093

Provision for Possible Loan and Lease Losses	(850)	(1,683)	(850)	(3,483)

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE
LOAN AND LEASE LOSSES	15,258	11,296	30,260	20,610

Other Income
Fees and service charges	463	486	844	924
Gain on sale of SBA loans and broker fee income	770	378	1,427	1,262
Net gain on sale of investment securities	-	-	-	207
Other income	92	26	167	136
TOTAL OTHER INCOME	1,325	890	2,438	2,529

Other Expense
Salaries and employee benefits	4,487	3,456	9,411	6,678
Occupancy expense of premises	876	555	1,677	1,097
Furniture and equipment	762	578	1,500	1,017
Other	2,281	2,042	4,339	3,769
TOTAL OTHER EXPENSES	8,406	6,631	16,927	12,561
INCOME BEFORE INCOME TAXES	8,177	5,555	15,771	10,578
INCOME TAX PROVISION	3,419	2,270	6,596	4,324
NET INCOME	$4,758	$3,285	$9,175	$6,254

EARNINGS PER SHARE
BASIC	$0.50	$0.42	$0.97	$0.82
DILUTED	$0.48	$0.37	$0.93	$0.71

See accompanying notes to financial statements.

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)

(Dollars in Thousands)					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Income	Total
Balance December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237		$(3,088)	$52,175

Issuance of common stock		800,000	15,215							15,215
Stock options exercised		83,944	229							229
Purchase of treasury stock		(72,200)	(1,396)							(1,396)
Purchase of common stock
to pre-fund ESOP								$(6,997)		(6,997)
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock to
common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares of
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares
of stock dividend distribution					(15)					(15)
Cash paid in excess of cost to redeem
and convert preferred stock							(68)			(68)
Cash dividends paid on
common stock							(312)			(312)
Cash dividends paid on
preferred stock							(702)			(702)
Comprehensive income
Net Income						$6,254	6,254			6,254
Unrealized security holding
losses (net of $2,247
tax benefit)						(3,235)			(3,235)	(3,235)
Less reclassification
adjustment for realized
gains (net of $85
tax provision)						122			122	122
Total comprehensive income						$3,141
Balance, June 30, 2004	$-	8,830,356	$55,244	$3,307	$-		$13,409	$(6,997)	$(6,201)	$58,762

								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Income	Total
Balance December 31, 2004		9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Issuance of preferred stock	$9,675								9,675
Stock options exercised		127,475	751						751
Warrants exercised		50,350	343						343
Additional investment rights exercised		120,775	3,534						3,534
Purchase of treasury stock		(202,170)	(6,003)						(6,003)
Release of ESOP shares				86			280		366
Cash dividends declared on preferred
stock						(149)			(149)
Cash dividends paid on common
stock						(1,049)			(1,049)
Comprehensive income
Net Income					$9,175	9,175			9,175
Unrealized security holding
gains (net of $410
tax provision)					566			566	566
Total comprehensive income					$9,741
Balance, June 30, 2005	$9,675	9,678,371	$69,161	$3,858		$28,490	$(6,576)	$(2,172)	$102,436

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$9,175	$6,254
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	1,301	890
Investment securities accretion/amortization	698	216
Provision for possible loan losses	850	3,483
FHLB stock dividends	(234)	(176)
Amortization of intangible assets	6	6
Amortization of SBA servicing asset	283	65
Amortization of SBA interest only strip	43	12
Reinvestment of mutual fund interest	(38)	-
Release of ESOP shares	366	-
Decrease in deferred tax assets	-	851
Increase/(decrease) in taxes payable	1,218	(688)
Increase in other assets	(1,369)	(2,614)
Decrease in cash surrender value of life insurance policies	4	29
Gain on sale of other real estate owned	-	(56)
Gain on sale of loans	(471)	(645)
Gain on sale of investment securities	-	(207)
Increase in unearned loan fees	672	7
Increase in interest receivable	(1,373)	(1,429)
(Decrease)/increase in interest payable	(89)	211
Decrease in accrued expense and other liabilities	(307)	(598)
Total Adjustment	1,550	(643)
Net Cash Provided By Operating Activities	10,725	5,611

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed
securities available-for-sale	-	26,029
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	26,713	13,369
Purchase of mortgage-backed securities available-for-sale	(95,653)	-
Purchase of FHLB & other stock	(7,721)	(3,090)
Redemption of FHLB stock	1,234	-
Recoveries on loans previously written off	25	72
Net loans made to customers and principal
collection of loans	(218,411)	(342,588)
Capital expenditures	(5,410)	(1,778)
Net Cash Used In Investing Activities	(299,223)	(307,986)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(continued)

(Dollars in Thousands)
	2005	2004
Cash Flows From Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	(17,611)	103,270
Net increase in certificates of deposits	86,191	97,946
Proceeds from issuance of junior subordinated debentures	10,000	22,000
Issuance of common stock	-	15,215
Issuance of preferred stock	9,675	-
Net change in FHLB advances
and other borrowings	211,000	31,000
Purchase of treasury stock	(6,003)	(1,396)
Redemption of preferred stock (including
cash paid in excess of cost)	-	(2,574)
Dividends paid on preferred stock	-	(702)
Dividends paid on common stock	(1,049)	(312)
Cash paid on fractional shares of stock dividend	-	(15)
Cash paid on fractional shares of preferred stock conversion	-	(2)
Proceeds from exercise of warrants	343	-
Net proceeds from exercise of additional investment rights	3,534	-
Proceeds from exercise of stock options	751	229
Net Cash Provided By Financing Activities	296,841	264,659

Net Increase / (Decrease) in Cash and Cash Equivalents	8,343	(37,716)

Cash and Cash Equivalents, Beginning of year	22,551	58,242

Cash and Cash Equivalents, End of period	$30,894	$20,526

Supplemental Information
Net change in unrealized loss on investment securities	$(976)	$5,275
Interest paid	$17,731	$8,933
Income tax paid	$3,365	$4,160

See accompanying notes to financial statements.

Note #1 - Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its wholly-owned subsidiary, Vineyard Bank (the “Bank”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all (consisting of only normal recurring adjustments) adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2005 and December 31, 2004, results of operations for each of the three and six months ended June 30, 2005 and 2004, and the results of cash flows for each of the six months ended June 30, 2005 and 2004.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 10, 2005. The results for each of the three and six months ended June 30, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the Company and the Bank. Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates eleven full-service banking centers within San Bernardino, Riverside, San Diego, Orange and Los Angeles counties of California, as well as two loan production offices in Anaheim and Carlsbad, California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Cash and Cash Equivalents

Cash and cash equivalents on the Company’s statements of financial condition include federal funds sold.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly-owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII and Vineyard Statutory Trust VIII (collectively, the “Trusts”), using the equity method under which the Trusts’ net earnings are recognized in the Company’s statements of income.

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

Investment Securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; the remaining debt and equity securities are classified as available-for-sale securities and are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

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

Current Accounting Pronouncements

In May 2005, FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the financial condition or operating results of the Company.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the adoption of SFAS No. 123R and the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.

Note #2 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At June 30, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan funds were $529.2 million and $439.4 million, respectively, and obligations under standby and commercial letters of credit were $2.4 million and $1.7 million for the same periods, respectively.

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

In the normal course of business, the Company is subject to legal actions and complaints. At June 30, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

Note #3 - Junior Subordinated Debentures

On April 15, 2005, the Company issued $10.3 million in junior subordinated debentures to a newly formed trust, Vineyard Statutory Trust VIII. Vineyard Statutory Trust VIII simultaneously issued $10.0 million of trust preferred securities as part of a pooled securitization transaction with several other financial institutions and the Company purchased a 3% minority interest totaling $0.3 million in Vineyard Statutory Trust VIII. Therefore, the Company received $10.0 million in net proceeds from the transaction. The trust preferred securities bear a floating interest rate of three-month LIBOR plus 2.25%, and will mature on May 23, 2035. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.39%. The balance of the equity of Vineyard Statutory Trust VIII is comprised of mandatorily redeemable preferred securities and is included in Other Assets on the Company’s Consolidated Balance Sheet. The total balance of junior subordinated debentures outstanding at June 30, 2005 is $81.4 million

Note #4 - Issuance of Capital Stock

On April 15, 2005, the Company’s Board of Directors issued the private placement of 10,000 shares of Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) with an institutional investor as part of a pooled transaction.

The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock. Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the initial rate is set at 6.95%. On June 15, 2005, the Company declared a cash dividend on the Series C Preferred Stock, based on the initial interest rate of 6.95%, and paid the dividend on July 1, 2005.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at a zero premium.

Note #5 - Dividends and Stock Splits

On April 25, 2005, the Company declared a cash dividend on common shares of $0.06 per share, an increase of $0.01 per common share from the prior quarterly cash dividend. The dividend was paid on May 27, 2005, to shareholders of record as of May 13, 2005. On February 25, 2005, the Company paid a cash dividend of $0.05 per share to shareholders of record as of February 11, 2005.

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

To fund the purchase in the open market of shares of common stock of the Company, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank which was guaranteed by the Company. The ESOP loan bore a floating interest rate of 0.5% over the national prime rate and was scheduled to mature ten years after the date of initial advance. During the fourth quarter of 2004, the ESOP Trust refinanced the ESOP loan with a new note with the same terms through the Company and paid off the note with the third party bank, therefore eliminating the loan payable balance on the Company’s financial statements. The outstanding balance of the ESOP loan is collateralized by the assets of the ESOP and is guaranteed by the Company. Dividends paid on the unallocated shares owned by the ESOP may be used to pay debt service or to pay trustee fees at the Company’s election. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid.

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.2 million and $0.4 million, respectively, of compensation expense for the release of ESOP shares for the three and six months ended June 30, 2005.

For purposes of earnings per share (“EPS”) computations and in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004, 6,006 shares were allocated to participants, and during the six months ended June 30, 2005, 344 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures left a balance of 5,662 allocated shares. In January 2005 and April 2005, 5,967 and 5,944 shares, respectively, were released in conjunction with paydowns of the ESOP loan and will be allocated to participants in December 2005.

As of June 30, 2005, 5,662 shares held by the ESOP have been allocated to participants, and an additional 12,255 shares have been released but unallocated to participants. The 292,338 unallocated shares represent 3.0% of the total number of common shares outstanding at June 30, 2005. The fair value of unallocated ESOP shares as of June 30, 2005 was $9.2 million.

Note #7 - Earnings per Share and Book Value

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

All share and per share data has been adjusted to reflect the two-for-one stock split paid in August 2004.

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$4,758		$3,285		$9,175		$6,254
Less: preferred stock dividends declared	(149)		(256)		(149)		(702)
Less: excess cost to redeem preferred stock			(68)				(68)
Shares outstanding at end of period		9,678,371		8,830,356		9,678,371		8,830,356
Unreleased and unallocated ESOP shares		(280,083)		(298,000)		(280,083)		(298,000)
Impact of weighting shares purchased/
(issued) during the period		(117,649)		(1,488,130)		(107,822)		(1,851,771)
Used in basic EPS	$4,609	9,280,639	$2,961	7,044,226	$9,026	9,290,466	$5,484	6,680,585
Plus: anti-dilutive effect of Series B
dividends and redemption	-		249		-		651
Dilutive effect of outstanding
stock options and warrants		415,768		1,540,001		463,233		1,988,197
Used in diluted EPS	$4,609	9,696,407	$3,210	8,584,227	$9,026	9,753,699	$6,135	8,668,782

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123 to stock based employee compensation:

(Dollars in Thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$4,758	$3,285	$9,175	$6,254
Less: preferred stock dividends declared	(149)	(256)	(149)	(702)
Less: excess cost to redeem preferred stock	-	(68)	-	(68)
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(14)	(16)	(67)	(79)
Pro forma net income - used in basic EPS	4,595	2,945	8,959	5,405
Add: anti-dilutive effects of Series B dividends	-	249	-	651
Pro forma net income - used in diluted EPS	$4,595	$3,194	$8,959	$6,056

Weighted average shares outstanding - basic	9,280,639	7,044,226	9,290,466	6,680,585
Weighted average shares outstanding - diluted	9,696,407	8,584,227	9,753,699	8,668,782

Basic EPS
As reported	$0.50	$0.42	$0.97	$0.82
Pro forma	$0.50	$0.42	$0.96	$0.81

Diluted EPS
As reported	$0.48	$0.37	$0.93	$0.71
Pro forma	$0.47	$0.37	$0.92	$0.70

The following table sets forth the information that was used in calculating the Company’s book value per common share as of June 30, 2005 and December 31, 2004:

	As of
	June 30, 2005	December 31, 2004

Period-end shares outstanding	9,678,371	9,581,941
Unreleased and unallocated ESOP shares	(280,083)	(291,994)
Used in basic book value per common stock	9,398,288	9,289,947
Warrants (1)	177,640	227,990
Additional Investment Rights (2)	-	120,775
Used in book value per common stock,
assuming exercise of warrants and
additional investment rights	9,575,928	9,638,712

Book value per common stock, basic	$9.87	$9.17
Book value per common stock, assuming
exercise of warrants and additional
investment rights	$10.12	$9.69
_____________________
(1) In conjunction with the issuance of Series A Preferred Stock in December 2002, warrants to purchase common stock were granted to eight individual investors. The warrants have an exercise price of $6.80 per share. Additional warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock. These warrants have an exercise price of $25.00 per share.
(2) Additional Investment Rights to purchase common stock were granted to investors in conjunction with the December 2004 private placement of common stock were exercisable for $31.05 per share. All Additional Investment Rights were exercised prior to their expiration date of June 15, 2005.

Note #8 - Subsequent Event

On August 1, 2005, the Company declared an increase in its cash dividend on common shares to $0.07 per share. The dividend is payable on September 2, 2005, to shareholders of record as of August 19, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vineyard National Bancorp:

We have reviewed the accompanying consolidated statements of financial condition of Vineyard National Bancorp and Subsidiary as of June 30, 2005, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three and six months then ended. These interim financial statements are the responsibility of the Company's management.

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

/s/Vavrinek, Trine Day, & Co., LLP
Rancho Cucamonga, California
July 27, 2005

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

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates their estimates including those related to allowance for loan losses and the value of carried securities. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Business and Organization

Vineyard National Bancorp

The Company is a California-chartered bank holding company that commenced business in December 1988 when it acquired all of the voting stock of the Bank, a California-chartered commercial bank. The Bank commenced business in September 1981 as a national banking association and converted to a California bank charter and took its present name in August 2001. The Bank operates under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

At June 30, 2005, the Company had consolidated total assets of $1.6 billion, total deposits of $1.0 billion and consolidated stockholders’ equity of $102.4 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

Vineyard Bank

The Bank, which is the Company’s wholly-owned subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates eleven full-service banking centers located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Lake Arrowhead, Irwindale, Manhattan Beach, San Diego, Irvine and Corona, all of which are located within Los Angeles, Riverside, San Diego, Orange and San Bernardino counties in California. The Bank also has one loan production office located in Anaheim, California, which focuses on Small Business Administration (“SBA”) and commercial loans, and one loan production office in Carlsbad, California, which focuses on SBA and income property loans. The Rancho Cucamonga office also serves as the Company’s headquarters.

The Bank’s Strategic Plan

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank focuses its values of creativity, integrity and flexibility on customer relationship management, while expanding the Bank’s products and services by creating various specialty groups including community-based core deposit growth through the banking center network, single family coastal construction lending, single family tract construction lending, commercial real estate construction lending, commercial real estate lending, multi-family property lending, small business and commercial lending, SBA lending, religious financial services (lending and depository), specialized depository and cash management services for commercial business, and private banking. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing customer relationship management to the following markets within California: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties, (ii) the coastal communities surrounding Los Angeles county, (iii) the San Gabriel Valley region of Los Angeles and (iv) the coastal communities of Orange and San Diego counties. The Bank has targeted these markets because of its experience and knowledge of, as well as the anticipated continued growth and potential for development in these markets. Further, the Bank believes that it can roll out its developed products and services in a similar process as in the last few years in non-contiguous geographic markets similar to its current market.

Expanded Product Offering. During the last four years, the Bank has emphasized the growth of its loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•  In 2001, the Bank began originating high-end market single-family construction loans within the coastal communities of Los Angeles, California (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), where it believed it had a competitive advantage based on established builder and customer relationships and expertise in the construction market.  This specialty lending group has expanded its builder and customer base and now finances projects in Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions.  These types of construction loans typically range from $1.0 million to $5.0 million. The Bank’s single-family residential coastal construction loans outstanding amounted to $352.7 million and $299.0 million at June 30, 2005 and December 31, 2004, respectively, net of participations sold of $75.6 million and $59.6 million, respectively. At June 30, 2005 and December 31, 2004, unfunded commitments relating to single-family residential coastal construction loans amounted to $255.0 million and $213.4 million, respectively.

•  In 2002, the Bank began originating single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached homes.  These loans are predominantly originated within the Inland Empire of Southern California, however the Bank has financed projects throughout California.  These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans outstanding amounted to $133.2 million and $129.9 million at June 30, 2005 and December 31, 2004, respectively, net of participations sold of $7.3 million and $1.7 million, respectively. At June 30, 2005 and December 31, 2004, unfunded commitments relating to single-family residential tract construction loans amounted to $161.8 million and $153.4 million, respectively.

•
In 2002, the Bank also began originating SBA loans and religious loans (which are comprised of loans to churches and private schools) throughout its market area. The Bank emphasizes these types of loans as they are a complement to the Bank’s focus on strengthening and supporting the local communities it serves. During June 2005, the Company announced the opening of a new loan production office in Carlsbad, California, which will focus partially on SBA loans. SBA loans amounted to $18.8 million and $18.0 million at June 30, 2005 and December 31, 2004, respectively, net of guaranteed participations sold of $33.7 million and $29.0 million, respectively. Religious loans amounted to $27.2 million and $23.8 million at June 30, 2005 and December 31, 2004, respectively.

•
In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. During June 2005, the Company announced the opening of a new loan production office in Carlsbad, California, which will focus partially on income property lending, in addition to its focus on SBA loans discussed above. At June 30, 2005 and December 31, 2004, the outstanding balance of loans generated from this division amounted to $168.5 million and $91.6 million, respectively, for commercial real estate loans and $242.7 million and $177.9 million, respectively, for apartment loans.

•
In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products, offering promotional rates for new customers, and providing value-added consumer services by introducing additional products and services. Each of the Bank’s eleven full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 7.1% for the six months ended June 30, 2005 and 33.4% for the same period ended in 2004. Consolidated total deposits amounted to $1.0 billion at June 30, 2005 and $965.5 million at December 31, 2004. Non-interest bearing demand deposits amounted to $138.0 million at June 30, 2005 and $127.5 million at December 31, 2004.

•
In 2004, the Bank introduced the Private Reserve Group of the Bank, which is a virtual group centered in each of the community banking centers located in Manhattan Beach, San Diego, Anaheim, and Irvine, California. The Private Reserve Group will provide exclusive and flexible relationship management to entrepreneurs and high-end customers, and specialized services including cash management and specialty deposit relationships. In order to accommodate the Private Reserve Group, the Bank converted the loan production offices in San Diego and Irvine, California into full-service depository banking centers in 2005.

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas.

Loan and Deposit Growth. The Bank’s growth in loans, net of unearned income and deferred fees, was 21.2% for the six months ended June 30, 2005 and 57.4% for the same period in 2004. The volume of new loan commitments during the three and six months ended June 30, 2005 was $0.4 billion and $0.7 billion, respectively, which not only replaced loan payoffs, but increased the gross loan balance to $1.2 billion at June 30, 2005. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 5-15% in commercial loans, 0-5% in SBA loans, 15-35% in commercial real estate loans, 15-30% in single-family coastal construction, 15-30% in single-family tract construction, 15-25% in multi-family loans, 5-15% in consumer loans, 0-5% in commercial real estate construction loans and 0-5% in land loans.

Beginning in 2004, the Bank has proactively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. During the three and six months ended June 30, 2005, the Bank had $11.4 million and $55.0 million, respectively, in loan participation sales and $0 and $12.7 million, respectively, in loan participation purchases. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

The Bank’s net growth in deposits was 7.1% for the six months ended June 30, 2005 and 33.4% for the same period in 2004. The intended distribution of deposits is 10-25% in NOW and non-interest bearing demand deposits, 30-50% in money market deposits and 30-50% in savings and time deposits. The Company will continue to focus on obtaining core deposits to support the growth of the loan portfolio.

Relationship Banking Facilities. The Company continues to emphasize the relationship banking focus that was initiated in 2001. The Company continues to seek and retain experienced banking professionals with developed banking and service skills who share its customer-oriented service philosophy. The Company believes that relationship banking is best delivered in well-appointed and efficient banking centers that provide the appropriate tools and environment for its customers. To that end, the Bank’s facilities have been redesigned to incorporate user-friendly technology and personal service to facilitate its focus on relationship banking. The investment in the infrastructure will support the continued expansion of the Company.

Strategic Expansion. The Company has experienced significant growth over the last several years in its branch network and its asset size. This growth was a result of the successful completion of Phase I through III of a strategic plan which includes six phases. The Bank’s strategic plan and capital adequacy plan call for measured growth. In relation to the Bank’s significant growth over the last several years, the Bank continues to assess and develop its policies and procedures to facilitate the successful implementation of its strategic plan and capital adequacy plan, while maintaining the safety and soundness of the Bank.

The objective of Phase I was to increase the number of offices and product lines in the Company’s existing geographic markets. The objective of Phase I was achieved in 2003 and 2004 with the addition of new banking centers in Corona, Manhattan Beach and Irwindale, California. Loan production offices were also opened in Irvine and Anaheim, California. These locations were selected to support the Company’s significant growth and are aligned with its strategic expansion.

Phase II of the Company’s strategic plan called for contiguous expansion into the surrounding communities of the Company’s current markets, possible de novo offices and the continued branding and strategic marketing of the Vineyard Bank brand in target geographic and product markets.

Phase III of the Company’s strategic plan emphasized non-contiguous expansion through possible strategic acquisitions or de novo offices in new markets.

Consistent with the objectives of Phase II and Phase III of the strategic plan, the Company expanded its full-service banking facilities into Irvine and San Diego, California. The Irvine and San Diego banking sites became fully operational at the beginning of the third quarter of 2005. These high-end growth markets will also be supported by an expanded division of personnel focused on entrepreneurs and the businesses they operate, while bringing the Company’s specialty lending and deposit relationship efforts into new areas. The Company also recently announced the opening of a new loan production office in Carlsbad, California. In addition, the Company completed the leasehold improvements to the Corona Pointe administration building during the second quarter of 2005, which currently houses the credit administration, central operations, and data center, among other departments.

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

Asset Growth. The Company’s total assets as of June 30, 2005 were $1.6 billion as compared to $1.3 billion as of December 31, 2004. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At June 30, 2005, the Bank had $4.6 million of non-performing loans and no other real estate owned. At December 31, 2004, the Bank had no non-performing loans and no other real estate owned. The increase in non-accrual loans during the six months ended June 30, 2005 relates to one fully collateralized tract construction loan which was placed on non-accrual status during March 2005.

Results of Operations

During the three and six months ended June 30, 2005, operating results demonstrated a steady growth over the same periods in 2004 as the volume of earning assets increased. Average gross loans for the three and six months ended June 30, 2005 were $1.2 billion and $1.1 billion, respectively, as compared to $0.9 billion and $0.8 billion for the same periods in 2004, respectively. Similarly, average investment securities increased from $0.2 billion for the three and six months ended June 30, 2004 to $0.3 billion for the same periods in 2005. Average investment securities balances are based on historical amortized cost. The growth in the Company’s earning assets during the three and six months ended June 30, 2005 was mainly funded by increased borrowings and equity, including FHLB advances, issuance of trust preferred securities, and the issuance of preferred stock.

Net income for the three months ended June 30, 2005 and 2004 was $4.8 million and $3.3 million, respectively, representing an increase of 44.8% for the three months ended June 30, 2005 as compared to the same period in 2004. Net income for the six months ended June 30, 2005 and 2004 was $9.2 million and $6.3 million, respectively, representing an increase of 46.7% for the six months ended June 30, 2005 as compared to the same period in 2004.

The increase in net income was primarily due to an increase in interest income generated from a higher level of loans which was partially offset by an increase in interest expense incurred from higher interest rates on deposits and borrowings. On a per diluted share basis, net income was $0.48 and $0.37 for the three months ended June 30, 2005 and 2004, respectively, and $0.93 and $0.71 for the six months ended June 30, 2005 and 2004, respectively. Prior period earnings per share were adjusted for the Company’s two-for-one stock split in August 2004.

The Company’s net interest income before provision for possible loan losses increased by $3.1 million or 24.1% for the three months ended June 30, 2005 as compared with the same period in 2004, and increased by $7.0 million or 29.1% for the six months ended June 30, 2005 as compared with the same period in 2004. Non-interest income increased by $0.4 million or 48.9% for the three months ended June 30, 2005 as compared to the same period in 2004, and decreased by approximately $91,000 or 3.6% for the six months ended June 30, 2005, as compared with the same period in 2004. The higher non-interest income for the three months ended June 30, 2005 compared to the same period in 2004 relates to the increase of $0.4 million from the sale of SBA loans and related broker fee income. The decrease in non-interest income for the six month period ended June 30, 2005 compared to the same period in 2004 relates mainly to the $0.2 million gain on sale of investments in 2004, offset slightly by approximately $165,000 increase in gain on sale of SBA loans and broker fee income. Based on the substantial increase in net interest income, total net revenue (defined as non-interest income plus net interest income before provision for possible loan losses) for the three months ended June 30, 2005 increased by $3.6 million or 25.7% as compared to the same period in 2004, and total net revenue increased by 49.9% or $6.9 million for the six month period ended June 30, 2005 compared to the same period in 2004.

Total non-interest expense was $8.4 million and $6.6 million for the three months ended June 30, 2005 and 2004, respectively, and $16.9 million and $12.6 million for the six months ended June 30, 2005 and 2004, respectively. This represents an increase of $1.8 million or 26.8% for the three month period and an increase of $4.4 million or 34.8% for the six month period. The largest item contributing to non-interest expense was salaries and employee benefits which represented more than 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for possible loan losses plus non-interest income, remained at 48% for the three months ended June 30, 2004 and 2005, and increased from 47% to 50% for the six month periods ended June 30, 2004 and 2005, respectively. The increase in the efficiency ratio for the first half of 2005 is primarily related to the Company’s near completion of its expansion of the infrastructure to support the continued growth of the Company.

For the three and six months ended June 30, 2005, the provision for federal and state income taxes was $3.4 million and $6.6 million, respectively, while the provision for federal and state income taxes was $2.3 million and $4.3 million for the same periods in 2004. These provisions for income taxes represent effective tax rates of 41.8% for the three and six months ended June 30, 2005 and 40.9% for the same periods in 2004.

The quality of the Company’s loan portfolio remained above its peer group, producing approximately $25,000 in net recoveries for the six months ended June 30, 2005, compared to $0.2 million in net charge-offs for the same period in 2004 and $0.3 million for the year ended December 31, 2004. The Company recorded a provision to the allowance for possible loan losses of $0.9 million for the three and six months ended June 30, 2005, as compared to a provision of $1.7 million and $3.5 million for the same periods in 2004, respectively. The allowance for possible loan losses was $13.9 million or 1.1% of gross loans at June 30, 2005 as compared to $13.0 million or 1.3% of gross loans at December 31, 2004. At June 30, 2005, the Company had $4.6 million of non-performing loans and no other real estate owned, representing 0.4% of non-performing loans to gross loans. At December 31, 2004, the Company had no non-performing loans and no other real estate owned. The increase in non-accrual loans during the six months ended June 30, 2005 relates to one fully collateralized tract construction loan which was placed on non-accrual status during March 2005.

Net Interest Income

The Company’s earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings. The net interest margin is the net interest income divided by the average interest-earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; (2) the relationship between repricing or maturity of the Company’s variable rate and fixed rate loans and securities, and its deposits and borrowings; and (3) the magnitude of the Company’s non-interest earning assets, including non-accrual loans and other real estate owned.

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

The Company’s net interest margin has declined in 2005 as a result of a change in the mix of assets and liabilities. During 2005, the Company began to diversify its asset portfolio to minimize risk. Therefore, the Company has focused on income property loan originations, instead of higher yielding construction loans, in order to maintain the loan portfolio mix set forth by the Company’s Board of Directors. The Company has also increased its fixed-rate investment securities, which have a lower yield than the loan portfolio. In addition, the Company’s funding costs have increased as FHLB borrowings have increased relative to low cost core deposits. The Company will continue to focus on obtaining low cost core deposits to support the growth of the loan portfolio, and will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest income.

Total interest income for the three months ended June 30, 2005 and 2004 was $26.1 million and $18.1 million, respectively, while total interest expense was $10.0 million and $5.1 million for the same periods, respectively. Therefore, the net interest income was $16.1 million and $13.0 million, respectively, for the same periods.

Total interest income for the six months ended June 30, 2005 and 2004 was $48.8 million and $33.2 million, respectively, while total interest expense was $17.6 million and $9.1 million for the same periods, respectively. Therefore, the net interest income was $31.1 million and $24.1 million, respectively, for the same periods.

The prime rate has increased significantly during 2004 and 2005. The prime rate remained stable at 4.0% for the first half of 2004. In mid 2004, the Federal Reserve Board (“FRB”) began to increase the overnight borrowing rate. As a result, the prime rate increased from 4.0% in June 2004 to 5.25% in December 2004. During 2005, the FRB continued to increase the overnight borrowing rate, causing the prime rate to increase to 6.25% as of June 30, 2005.

As new loans are generated or certain existing loans are repriced, new loans bear higher interest rates due to the rising interest rate environment. The loan fees generated by new loans, which are deferred and amortized over the life of the loans, create revenue in addition to the revenue from loan yields. Construction loans and commercial real estate loans generate the majority of loan fee income. Construction loans generally have a duration of 15 months and if the percentage of construction loans in the portfolio decreased, loan fee income would decrease as a percentage of total loan income.

For the three months ended June 30, 2005, loan fee income represented $2.6 million or 11.5% of the $22.7 million in interest and fees on loans. For the three months ended June 30, 2004, loan fee income was $2.4 million or 14.6% of the $16.2 million in interest and fees on loans.

For the six months ended June 30, 2005, loan fee income represented $5.1 million or 11.9% of the $42.4 million in interest and fees on loans. For the six months ended June 30, 2004, loan fee income was $4.7 million or 16.0% of the $29.2 million in interest and fees on loans.

For the three and six months ended June 30, 2005, the Company experienced an increase in its yield on its total interest-earning assets primarily due to the repricing of existing loans at higher interest rates as well as generation of new loans at higher interest rates than the same periods in 2004. Yields on total interest-earning assets increased from 6.6% to 7.1% for the three months ended June 30, 2004 and 2005, respectively, and increased from 6.6% to 7.0% for the six months ended June 30, 2004 and 2005, respectively. Although the yields increased, the growth of the yields has slowed in the three and six months ended June 30, 2005 due to the change in the mix of interest-earning assets. Consistent with the Company’s strategy to diversify its risk and balance its construction loan portfolio, lower yielding investment securities and income property loans became a higher percentage of interest-earning assets during 2005. The Company’s average loan balances were 78.4 % and 78.6% of total average interest-earning assets for the three and six months ended June 30, 2005, respectively, as compared to 83.0% and 80.0% of total average interest-earning assets for the same periods in 2004, respectively.

The cost of interest-bearing liabilities increased from 2.1% to 3.1% for the three months ended June 30, 2004 and 2005, respectively, and from 2.1% to 2.9% for the six months ended June 30, 2004 and 2005, respectively, as a result of the rising interest rate environment during the first half of 2005. As interest rates increased, many of the deposits repriced immediately and many of the borrowings, such as trust preferred securities and subordinated debt, reprice quarterly. FHLB advances were increased significantly during the first half of 2005 to help fund the growth of the loan portfolio. The Company is increasing its focus and efforts on providing core deposit growth through its existing community banking network, developing its commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas. The Company’s efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio, funded by core deposit relationships.

Interest expense on deposits totaled $6.4 million and $11.8 million for the three and six months ended June 30, 2005, respectively, as compared to $3.6 million and $6.6 million for the same periods in 2004, respectively, representing increases of $2.8 million and $5.2 million, respectively. The increase in interest expense is mainly associated with an increase in the Company’s average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $0.7 billion and $0.6 billion for the three and six months ended June 30, 2004, respectively, to $0.9 billion for the same periods in 2005.

The average interest rate on short-term borrowings increased from 1.5% for the three months ended June 30, 2004, to 3.0% for the same period ended 2005, as interest rates were higher during the second quarter of 2005 compared to the same period in 2004. For the six months ended June 30, 2004 and 2005, the average interest rate on short-term borrowings increased from 1.4% to 2.8%, respectively. The increase during the first half of 2005 was also related to the increase in interest rates. The cost of subordinated debt increased from 4.4% and 4.5% for the three and six months ended June 30, 2004, respectively, to 6.4% and 6.1% for the same periods in 2005, respectively. Similarly, the cost of junior subordinated debentures increased from 4.5% for the three and six months ended June 30, 2004 to 6.2% and 5.9% for the same periods in 2005. These increases are also a result of the higher interest rates in 2005, as these debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis.

The net interest margin for the three and six months ended June 30, 2005 was 4.4% and 4.5%, respectively, as compared to 4.8% for the same periods in 2004. The decrease in the net interest margin was attributable to the expansion of the Company's income property lending and its investment securities portfolios, which are originated at lesser yields than the construction lending portfolio. The Company has increased its investment portfolio, which is comprised mainly of fixed-rate securities, in order to augment interest income. In the current rising rate environment, the fixed-rate securities contributed to the decrease in asset-yield as a percentage of earning assets and the overall decrease in the net interest margin. The decrease in the net interest margin was also attributable to the increase in borrowings and deposits to fund the increase in interest-earning assets. The change in the mix of funding liabilities also caused the margin to compress. The Company has increased the amount of overnight borrowings and junior subordinated debentures, which have a higher cost due to the rising interest rate environment as compared to the lower cost of core deposits. The Company's efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio. Based on these factors, the rate of growth in asset yield is slower than the rate of growth in the liability yield, which has decreased the net interest margin.

To support the Bank’s growth, the Company issued Series C Preferred Stock to an institutional investor in a pooled transaction. This transaction, which occurred in April 2005, raised $9.7 million, net of fees and expenses. Also in April 2005, the Company received net proceeds of $10.0 million from the issuance of trust preferred securities. The trust preferred securities were issued through a newly formed trust, Vineyard Statutory Trust VIII. The Company used the proceeds from these two transactions to downstream $15.0 million to the Bank in June 2005 and used the remainder for general corporate purposes.

At June 30, 2005, the Bank had unsecured borrowing lines with correspondent banks totaling $66.0 million. In addition, at June 30, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”). The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. At June 30, 2005, there were no outstanding balances on the Company’s credit facility or the Bank’s borrowing lines.

The following tables present the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2005 and 2004. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,158,526	$22,703	7.9%	$911,682	$16,156	7.1%
Investment securities (2)	303,456	3,190	4.2%	174,786	1,807	4.2%
Other investments	15,071	165	4.4%	12,418	93	3.0%
Total interest-earning assets	1,477,053	26,058	7.1%	1,098,886	18,056	6.6%
Other assets	63,063			44,997
Less: allowance for possible loan losses	(13,392)			(10,092)
Total average assets	$1,526,724			$1,133,791

Liabilities and Stockholders' Equity
Savings deposits (3)	$424,020	2,778	2.6%	$342,548	1,616	1.9%
Time deposits	483,913	3,607	3.0%	326,055	1,942	2.4%
Subordinated debt	5,000	81	6.4%	5,000	55	4.4%
Junior subordinated debentures	79,636	1,222	6.2%	54,439	603	4.5%
Short term borrowings	299,169	2,262	3.0%	237,285	861	1.5%
Total interest-bearing liabilities	1,291,738	9,950	3.1%	965,327	5,077	2.1%
Demand deposits	132,588			112,474
Other liabilities	8,103			6,567
Total average liabilities	1,432,429			1,084,368
Preferred stock equity	7,973			14,059
Common stock equity	86,322			35,364
Total stockholders' equity	94,295			49,423
Total liabilities and
stockholders' equity	$1,526,724			$1,133,791

Net interest spread (4)			4.0%			4.5%
Net interest income
and net interest margin (5)		$16,108	4.4%		$12,979	4.8%

(continued)

(Dollars in Thousands)	Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,099,306	$42,419	7.8%	$804,980	$29,238	7.3%
Investment securities (2)	286,613	6,062	4.2%	189,872	3,817	4.0%
Other investments	13,343	271	4.1%	10,879	183	3.4%
Total interest-earning assets	1,399,262	48,752	7.0%	1,005,731	33,238	6.6%
Other assets	61,282			43,566
Less: allowance for possible loan losses	(13,201)			(9,079)
Total average assets	$1,447,343			$1,040,218

Liabilities and Stockholders' Equity
Savings deposits (3)	$441,381	5,481	2.5%	$320,365	3,000	1.9%
Time deposits	444,729	6,301	2.9%	298,618	3,576	2.4%
Subordinated debt	5,000	154	6.1%	5,000	111	4.5%
Junior subordinated debentures	75,411	2,222	5.9%	46,689	1,038	4.5%
Short term borrowings	253,209	3,484	2.8%	205,107	1,420	1.4%
Total interest-bearing liabilities	1,219,730	17,642	2.9%	875,779	9,145	2.1%
Demand deposits	129,087			105,868
Other liabilities	8,510			6,983
Total average liabilities	1,357,327			988,630
Preferred stock equity	4,009			21,529
Common stock equity	86,007			30,059
Total stockholders' equity	90,016			51,588
Total liabilities and
stockholders' equity	$1,447,343			$1,040,218

Net interest spread (4)			4.1%			4.5%
Net interest income
and net interest margin (5)		$31,110	4.5%		$24,093	4.8%
____________________

(1)
Interest on loans includes loan fees, which totaled $2.6 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively, and $5.1 million and $4.7 million for the six months ended June 30, 2005 and 2004, respectively.

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

Provision for Possible Loan Losses

For the three months ended June 30, 2005 and 2004, the provision for possible loan losses was $0.9 million and $1.7 million, respectively, and was $0.9 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively. The provision for possible loan losses was not increased for the first quarter of 2005 due to management’s assessment that the current allowance was sufficient to support the current loan portfolio as well as the inherent risks of construction and commercial loans. However, the loan portfolio growth during the second quarter of 2005 caused management to increase the provision.

The Company’s allowance for possible loan losses was $13.9 million at June 30, 2005 and $13.0 million at December 31, 2004. Additions to the allowance are affected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. For the six months ended June 30, 2005 and 2004, the Company had approximately $25,000 in net recoveries and $0.2 million in net charge offs, respectively. Net charge-offs were less than 0.01% of the loan portfolio for both periods.

Although the Company maintains an allowance for possible loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for possible loan losses, and therefore the requisite amount of the provision for possible loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond the control of management.

Non-Interest Income

Non-interest income for the three months ended June 30, 2005 and 2004 was $1.3 million and $0.9 million, respectively. This represents an increase of $0.4 million or 48.9%. Non-interest income for the six months ended June 30, 2005 and 2004 was $2.4 million and $2.5 million, respectively. This represents a decrease of approximately $91,000 or 3.6%.

The Company generally sells the guaranteed portions of SBA loans originated. Those SBA loans sold, combined with broker fee income associated with SBA loans, generated gains amounting to $0.8 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $1.4 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively. Income from fees and service charges was $0.5 million for the three months ended June 30, 2005 and 2004 and $0.8 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. For the three and six months ended June 30, 2005, no investment securities were sold, and therefore, there was no gain on sale of securities. Conversely, gain on sale of securities totaled $0 and $0.2 million for the same periods in 2004.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended June 30, 2005 and 2004 was $8.4 million and $6.6 million, respectively. This represents an increase of $1.8 million or 26.8%. Non-interest expense increased $4.4 million or 34.8% to $16.9 million for the six months ended June 30, 2005 from $12.6 million in the same period in 2004. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense.

(i)
Salaries and employee benefits is the largest component of non-interest expense. Beginning with the appointment of the Company’s current Chief Executive Officer in the fourth quarter of 2000, management has implemented several structural changes within the operations of the Company in order to support its strategic plan initiatives. In each of the following areas, a seasoned and experienced individual has been recruited from other local financial institutions to head their respective area: credit administration, loan operations and construction support, single family residential construction business development, marketing, information technology, community banking, finance and human resources. Additional personnel have been placed in business development capacities for commercial and community banking. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in the past four years, while providing the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $1.0 million or 29.8% to $4.5 million for the three months ended June 30, 2005 as compared to the same period in 2004 and have similarly increased by $2.7 million or 40.9% to $9.4 million for the six months ended June 30, 2005, as compared to the same period in 2004.

(ii)
Occupancy expense amounted to $0.9 million for the three months ended June 30, 2005, in comparison to $0.6 million for the same period in 2004. This represents an increase of $0.3 million or 57.8% over the same prior period. Occupancy expense amounted to $1.7 million for the six months ended June 30, 2005, in comparison to $1.1 million for the same period in 2004. This represents an increase of $0.6 million or 52.9% over the same prior period. The increase in occupancy expense is primarily due to the Company’s expansion. During the first half of 2005, the Company completed significant leasehold improvements to its newly leased Corona Pointe building, which currently serves as the main administrative facility. The existing Anaheim SBA loan production office was also relocated to a larger facility in Anaheim during the first quarter of 2005, and the Irvine loan production office was expanded to accommodate the Private Reserve Group in the second quarter of 2005.

(iii)
As the Company continued to expand its banking network and redesign its existing branches, expenses related to furniture and equipment have increased. Expenses related to furniture and equipment were $0.8 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $1.0 million for the six month period ended June 30, 2005 and 2004, respectively. This expansion represents increases of $0.2 million or 31.8% and $0.5 million or 47.5% over the three and six month prior periods, respectively.

(iv)
Other non-interest expense was $2.3 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively. This represents an increase of 11.7% over the prior period. Other non-interest expense was $4.3 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of 15.1% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business.

The following is a breakdown of other non-interest expense for the three and six months ended June 30, 2005 and 2004:

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other non-interest expense:
Data processing	$212	$185	$406	$369
Marketing	272	317	425	528
Professional services	351	383	644	655
Office supplies, postage and telephone	366	370	716	717
Insurance and assessment	238	96	447	191
Administrative	137	110	259	261
Business development	432	264	816	553
Other	273	317	626	495
Total other non-interest expense	$2,281	$2,042	$4,339	$3,769

Financial Condition

Assets

At June 30, 2005, total assets increased $308.1 million or 23.5% to $1.6 billion from $1.3 billion at December 31, 2004. Assets were comprised primarily of $1.2 billion in loans, net of unearned income, and $292.7 million in investment securities available-for-sale at June 30, 2005. This represents an increase of $218.2 million or 21.2% in loans, net of unearned income, and an increase of $69.3 million or 31.0% in investment securities available-for-sale from December 31, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $292.7 million or 18.1% of total assets at June 30, 2005 and $223.5 million or 17.0% of total assets at December 31, 2004. The Company’s securities portfolio increased during the three months ended June 30, 2005 as a result of purchases, net of principal paydowns of securities.

The amortized cost and fair values of investment securities available-for-sale at June 30, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,384	$-	$(117)	$11,267
Mortgage-backed securities	282,937	56	(3,623)	279,370
Mutual funds	2,080	19	-	2,099
Total	$296,401	$75	$(3,740)	$292,736

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,033	$-	$(532)	$10,501
Mortgage-backed securities	215,045	116	(4,228)	210,933
Mutual funds	2,042	4	-	2,046
Total	$228,120	$120	$(4,760)	$223,480

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,267	$(117)	$11,267	$(117)
Mortgage backed securities	127,376	(620)	127,294	(3,003)	254,670	(3,623)
Mutual Funds	-	-	-	-	-	-
Total	$127,376	$(620)	$138,561	$(3,120)	$265,937	$(3,740)

Despite the unrealized loss position of these securities, the Company has concluded, as of June 30, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at June 30, 2005, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.1 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$17,788	$17,757	$265,149	$261,613
U.S. agency securities	-	-	11,384	11,267
Total	$17,788	$17,757	$276,533	$272,880

There were no sales of investment securities, available-for-sale during the six months ended June 30, 2005. Included in stockholders’ equity at June 30, 2005 is $2.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Proceeds from sales of investment securities, available-for-sale during the six months ended June 30, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at June 30, 2004 is $6.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $290.6 million and $221.4 million at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company’s loan portfolio grew by 21.2% during the first half of 2005, net of loan participations and payoffs. Loans, net of unearned income, increased by $218.2 million from $1.0 billion at December 31, 2004 to $1.2 billion at June 30, 2005. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Riverside, San Diego, San Bernardino, Orange and Los Angeles counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	June 30, 2005	December 31, 2004

Commercial and industrial	$38,724	$36,095
Real estate construction:
Singe-family coastal	352,687	298,984
Singe-family tract	133,221	129,900
Commercial	44,982	36,215
Real estate mortgage:
Commercial	261,778	216,609
Multi-family residential	257,905	189,912
Land	84,640	61,979
All other residential	63,196	56,983
Consumer loans	11,338	2,905
All other loans (including overdrafts)	130	137
	1,248,601	1,029,719
Unearned premium on loans	422	541
Deferred loan fees	(3,776)	(3,223)
Loans, net of unearned income	$1,245,247	$1,027,037

The Bank originates SBA loans and generally sells the guaranteed portion of SBA loans to institutional investors. At June 30, 2005 and December 31, 2004, SBA loans totaled $18.8 million and $18.0 million, respectively, net of guaranteed SBA participations sold in the amount of $33.7 million and $29.0 million, respectively. The Bank had $46.8 million of real estate construction loan participation sales and $8.2 million of SBA loan participation sales during the six months ended June 30, 2005.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at June 30, 2005 and December 31, 2004 was $1.6 million and $1.7 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2005	December 31, 2004
Servicing rights capitalized	$180	$1,143
Servicing rights amortized	$326	$269
Valuation allowances	$-	$-

The Bank had approximately $411.2 million and $307.7 million in loans pledged to secure FHLB borrowings at June 30, 2005 and December 31, 2004, respectively.

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

Transactions in the allowance for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2005	December 31, 2004
Balance, beginning of year	$13,001	$7,537
Recoveries on loans previously charged off	41	122
Loans charged off	(16)	(392)
Provision charged to operating expense	850	5,734
Balance, end of period	$13,876	$13,001

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

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	June 30,	December 31,
	2005	2004
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-
Real estate	-	-
Installment loans to individuals	-	-
Total loans past due more than 90 days	$-	$-

Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-
Real estate	4,636	-
Installment loans to individuals	-	-
Total non-accrual loans	$4,636	$-

Total non-performing loans	$4,636	$-

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	June 30,	December 31,
	2005	2004
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	4,636	-
Total impaired loans	$4,636	$-

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2005	December 31, 2004
Average recorded investment in impaired loans	$2,435	$238
Cash receipts applied to reduce principal balance	$-	$671
Interest income recognized for cash payments	$-	$21

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $0.2 million for the three and six months ended June 30, 2005 and $38,000 for the year ended December 31, 2004.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $68.6 million or 7.1% from $965.5 million at December 31, 2004 to $1.0 billion at June 30, 2005. The increase was primarily due to an increase of $86.2 million in time deposits (“TCD’s”) and an increase of $10.5 million in demand deposits over the period. This increase was partially offset by a $23.8 million decrease in money market accounts and a slight decrease in saving and NOW accounts during the six months ended June 30, 2005.

As of June 30, 2005, the Company’s deposits were comprised of 13.3% in non-interest bearing deposits, 40.9% in money market, NOW and savings deposits, and 45.8% in TCD’s, while the composition of deposits was 13.2%, 46.7% and 40.1%, respectively, at December 31, 2004.

At June 30, 2005, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$73,391
Over three through twelve months	175,388
Over one through five years	16,907
$265,686

Borrowings

The Company utilizes borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the first half of 2005, the Company significantly increased the balance of borrowings to support the increase in earning-assets.

At June 30, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under the credit facility as of June 30, 2005 and December 31, 2004. In addition, the Bank has $66.0 million of unsecured borrowing lines with six correspondent banks. Under these borrowing lines, the Bank had no outstanding balance at June 30, 2005 and December 31, 2004.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of June 30, 2005. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $388.0 million and $177.0 million at June 30, 2005 and December 31, 2004, respectively. The 119.2% increase in FHLB advances was used to fund the significant growth of earning assets. FHLB advances consisted of the following as of June 30, 2005:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2005	3.5%	$373,000
2006	2.6%	15,000
	3.4%	$388,000

As of June 30, 2005 and December 31, 2004, the Company had $81.4 million and $71.1 million, respectively, in junior subordinated debentures outstanding from eight and seven issuances, respectively, of trust preferred securities. Junior subordinated debentures as of June 30, 2005 consisted of the following:

(Dollars in Thousands)				As of June 30, 2005
			Minority	Effective
	Interest Rate	Due Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	7.03%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	6.49%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	6.19%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	6.06%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	5.99%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	6.01%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	5.33%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 3.80%	May 23, 2035	310	5.53%	10,310
			$2,449	6.08%	$81,449

Under FASB Interpretation No. 46R (“FIN 46R”), the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of June 30, 2005, the Company has included the junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

The Company also has $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The effective rate as of June 30, 2005 was 6.14%. The outstanding balance of this subordinated debt was $5.0 million at June 30, 2005 and December 31, 2004.

Stockholders’ Equity

Stockholders’ equity was $102.4 million and $85.2 million at June 30, 2005 and December 31, 2004, respectively. The increase in stockholders’ equity during the six months ended June 30, 2005 relates mainly to net income of $9.2 million, $9.7 million from the issuance of preferred stock, net of fees and expenses, and $3.5 million from the exercise of additional investment rights, net of fees and expenses. These increases to stockholders’ equity were partially offset by the repurchase of $6.0 million in treasury stock during the period.

Liquidity

The Company relies on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers. Typical demands on liquidity are withdrawals from demand deposits, savings, money market, and NOW accounts, as well as maturing time deposits, which are not renewed, and funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 86.0% and 87.9% at June 30, 2005 and December 31, 2004, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of June 30, 2005, the Company has no outstanding balance on its $35.0 million credit facility with a correspondent bank and no outstanding balance on its $66.0 million of unsecured borrowing lines with its six correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of June 30, 2005, the Bank has a total borrowing capacity from FHLB of approximately $644.7 million and an outstanding advance balance of $388.0 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

Capital Resources

During June 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. In conjunction with this transaction, the Company also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock. The Warrants, which expire on June 21, 2011, have an exercise price of $25.00. As of June 30, 2005, none of these Warrants have been exercised. The Company downstreamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds were used by the Company for general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

In December 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, repay other debt, and for other general corporate purposes. The Company also granted the investors the additional investment rights (the “Rights”) to purchase an additional 120,775 shares of common stock for $31.05 per share. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005. The Rights had an expiration date of June 15, 2005, 90 trading days after the effective date of the registration statement. Prior to the expiration date of the Rights, all Rights were exercised, yielding proceeds of $3.5 million, net of fees and expenses.

The common stock, Warrants and Rights were offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

In April 2005, the Company issued and sold 10,000 shares of Series C Preferred Stock to an institutional investor through a private placement transaction. The Company raised $9.7 million, net of fees and expenses, as a result of this transaction, and used the proceeds to downstream funds to the Bank and for general corporate purposes. Sandler O’Neill & Partners, L.P. served as placement agent for the private offering.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At June 30, 2005, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.8%, 11.9% and 11.5%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At June 30, 2005, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 13.7%, 9.4%, and 9.1%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total capital to risk-weighted assets:
Bank	$188,105	12.8%	$117,600	8.0%	$147,000	10.0%
Consolidated	$202,038	13.7%	$118,000	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$174,229	11.9%	$58,800	4.0%	$88,100	6.0%
Consolidated	$138,883	9.4%	$59,000	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$174,229	11.5%	$60,500	4.0%	$75,700	5.0%
Consolidated	$138,883	9.1%	$60,800	4.0%	N/A	N/A

As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.5%	$95,200	8.0%	$118,900	10.0%
Consolidated	$174,212	14.6%	$95,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.4%	$47,600	4.0%	$71,400	6.0%
Consolidated	$116,280	9.7%	$47,700	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.3%	$52,100	4.0%	$65,100	5.0%
Consolidated	$116,280	8.9%	$52,300	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because the majority of its loans are secured by real estate located within California. As of June 30, 2005, approximately 94.5% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at June 30, 2005, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(26,831)	-11.0%	$2,243	3.1%
100	$(12,687)	-5.2%	$1,092	1.5%
-100	$7,350	3.0%	$3,413	4.7%
-200	$13,095	5.4%	$9,610	13.3%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At June 30, 2005, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of June 30, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On April 15, 2005, the Company’s Board of Directors issued the private placement of 10,000 shares of Series C Preferred Stock with an institutional investor as part of a pooled transaction. The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock. Sandler O’Neill & Partners, L.P. served as placement agent for the private offering.

Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the initial rate is set at 6.95%. On June 15, 2005, the Company declared a cash dividend on the Series C Preferred Stock, based on the initial interest rate of 6.95%, and paid the dividend on July 1, 2005. The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at a zero premium. The Series C Preferred Stock was offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2005	3,550	$29.46	3,550	$37,500
May 1 - 31, 2005	13,000	31.19	13,000	$4,632,076
June 1 - 30, 2005	21,500	33.64	21,500	$3,908,735
Total	38,050	$32.41	38,050
________________________

(1)
In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, February 2005 and May 2005, the Company approved increases in its stock repurchase program of $5.0 million for a total amount of $17.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market and holds the repurchased shares as authorized but unissued shares. The Company’s stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2005, the Company held its annual meeting of stockholders for the purpose of electing six directors of the Company, amending its articles of incorporation, adopting the 2005 Restricted Share Plan and ratifying Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants.

1.	Election of Directors of the Company to serve until the next annual stockholders’ meeting.

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Frank S. Alvarez	8,325,326	-	157,754
David A. Buxbaum	8,356,926	-	126,154
Charles L. Keagle	8,360,580	-	122,500
James LeSieur	8,323,280	-	159,800
Norman Morales	8,323,280	-	159,800
Joel H. Ravitz	8,320,694	-	162,386

2.
Amendment of the Articles of Incorporation of the Company to increase the number of shares of authorized common stock from 15,000,000 to 50,000,000 and the total number of authorized capital stock shares from 25,000,000 to 60,000,000.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
8,133,967	297,708	51,405

3.	Adoption of the Company’s 2005 Restricted Share Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Broker Non-Vote
3,389,299	948,930	52,474	4,092,377

4.	Ratification of Vavrinek, Trine, Day & Company, LLP as the Company’s independent accountants.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
8,386,434	60,071	36,575

ITEM 5. OTHER INFORMATION

(a)
On May 25, 2005 at the Company’s annual meeting of shareholders, the Company’s shareholders adopted the 2005 Restricted Share Plan (the “Plan”), which offers restricted share awards to employees, officers, and directors of the Company. A copy of the Plan and a summary of its terms were included in the Company’s definitive proxy statement, which was filed with the SEC on April 18, 2005, and is incorporated by reference herein under Part II, Item 6 - Exhibits.

(b)	None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)

4.4	Registration Rights Agreement (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement*
10.12	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.13	Securities Purchase Agreement (5)
10.14	Securities Purchase Agreement (11)
11	Statement regarding computation of per share earnings. See Note 7 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
____________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 filed with the Commission on November 10, 2004.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 19, 2005.

(12)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of August 2005.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman A. Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)