Form 10-Q
period 2005-09-30
VINEYARD NATIONAL BANCORP
filed 2005-11-04
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

or

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 9,517,580 shares of common stock as of November 2, 2005.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
AND DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent estimates, projections and statements of beliefs of Vineyard National Bancorp concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,”“anticipate,”“expect,”“estimate,”“project,”“intend,”“will,”“may,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I - Financial Information, Item 3. Quantitative and Qualitative Disclosures about Market Risk. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Dollars in Thousands)	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$52,877	$22,551
Investment securities, available-for-sale	268,229	223,480
Loans, net of unearned income	1,301,556	1,027,037
Less: Allowance for possible loan losses	(14,250)	(13,001)
Net Loans	1,287,306	1,014,036
Bank premises and equipment, net	19,274	12,399
Accrued interest	7,340	5,423
Federal Home Loan Bank ("FHLB") and other stock, at cost	20,141	12,235
Deferred income tax asset	8,492	8,196
Other assets	15,265	13,177
TOTAL ASSETS	$1,678,924	$1,311,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$160,279	$127,466
Interest-bearing	960,310	838,080
Total Deposits	1,120,589	965,546

FHLB advances and other borrowings	342,000	177,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	96,913	71,139
Accrued interest and other liabilities	8,303	7,585
TOTAL LIABILITIES	1,572,805	1,226,270

COMMITMENTS AND CONTINGENCIES (Note #2)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
and 0 shares in 2005 and 2004, respectively	9,665	-
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,683,371 and 9,581,941 shares
in 2005 and 2004, respectively	69,177	70,536
Additional paid-in capital	3,904	3,772
Unallocated ESOP shares	(6,439)	(6,856)
Retained earnings	32,960	20,513
Accumulated other comprehensive loss, net of taxes	(3,148)	(2,738)
TOTAL STOCKHOLDERS' EQUITY	106,119	85,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,678,924	$1,311,497

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$26,674	$17,931	$69,093	$47,169
Interest on investment securities	3,132	2,382	9,465	6,382
TOTAL INTEREST INCOME	29,806	20,313	78,558	53,551

Interest Expense
Interest on savings deposits (1)	3,239	2,288	8,720	5,288
Interest on time deposits in denominations of 100,000 or more	2,360	1,088	5,938	2,964
Interest on other time deposits	1,764	932	4,487	2,632
Interest on FHLB advances and other borrowings	4,807	1,853	10,667	4,422
TOTAL INTEREST EXPENSE	12,170	6,161	29,812	15,306
NET INTEREST INCOME	17,636	14,152	48,746	38,245

Provision for Possible Loan and Lease Losses	(500)	(1,350)	(1,350)	(4,833)

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE
LOAN AND LEASE LOSSES	17,136	12,802	47,396	33,412

Other Income
Fees and service charges	342	443	1,186	1,367
Gain on sale of SBA loans and broker fee income	928	1,052	2,355	2,314
Net gain on sale of investment securities and loans	398	-	398	207
Other income	76	31	243	167
TOTAL OTHER INCOME	1,744	1,526	4,182	4,055

Other Expense
Salaries and employee benefits	5,380	4,949	14,791	11,627
Occupancy expense of premises	1,056	690	2,733	1,787
Furniture and equipment	904	664	2,404	1,681
Other	2,467	1,820	6,806	5,589
TOTAL OTHER EXPENSES	9,807	8,123	26,734	20,684
INCOME BEFORE INCOME TAXES	9,073	6,205	24,844	16,783
INCOME TAX PROVISION	3,794	2,535	10,390	6,859
NET INCOME	$5,279	$3,670	$14,454	$9,924

EARNINGS PER SHARE
BASIC	$0.54	$0.43	$1.51	$1.25
DILUTED	$0.52	$0.40	$1.44	$1.11

See accompanying notes to financial statements.
______________________

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited)

(Dollars in Thousands)					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Income	Total
Balance December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237		$(3,088)	$52,175

Issuance of common stock		800,000	15,187							15,187
Stock options exercised		138,054	463							463
Purchase of treasury stock		(82,200)	(1,612)							(1,612)
Purchase of common stock
to pre-fund ESOP								$(6,997)		(6,997)
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock to
common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares of
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares
of stock dividend distribution					(15)					(15)
Cash paid in excess of cost to redeem
and convert preferred stock							(71)			(71)
Cash dividends paid on
common stock							(577)			(577)
Cash dividends paid on
preferred stock							(702)			(702)
Comprehensive income
Net Income						$9,924	9,924			9,924
Unrealized security holding
gains (net of $529
tax provision)						762			762	762
Less reclassification
adjustment for realized
gains (net of $85
tax provision)						122			122	122
Total comprehensive income						$10,808
Balance, September 30, 2004	$-	8,874,466	$55,234	$3,307	$-		$16,811	$(6,997)	$(2,204)	$66,151

								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Income	Total
Balance December 31, 2004		9,581,941	$ 70,536	$ 3,772		$ 20,513	$ (6,856)	$ (2,738)	$ 85,227

Issuance of Series C preferred stock	$9,665								9,665
Stock options exercised		132,475	771						771
Warrants exercised		50,350	343						343
Additional investment rights exercised		120,775	3,530						3,530
Purchase of treasury stock		(202,170)	(6,003)						(6,003)
Release of ESOP shares				132			417		549
Cash dividends declared on preferred
stock						(340)			(340)
Cash dividends paid on common
stock						(1,667)			(1,667)
Comprehensive income
Net Income					$14,454	14,454			14,454
Unrealized security holding
losses (net of $296
tax benefit)					(410)			(410)	(410)
Total comprehensive income					$14,044
Balance, September 30, 2005	$9,665	9,683,371	$69,177	$3,904		$32,960	$(6,439)	$(3,148)	$106,119

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$14,454	$9,924
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	2,107	1,458
Investment securities accretion/amortization	1,193	477
Provision for possible loan losses	1,350	4,833
FHLB stock dividends	(385)	(314)
Amortization of intangible assets	8	8
Amortization of SBA servicing asset	469	164
Amortization of SBA interest only strip	68	30
Reinvestment of mutual fund interest	(57)	(24)
Release of ESOP shares	549	-
Decrease in deferred tax assets	-	852
Increase in taxes payable	122	290
Increase in other assets	(1,861)	(2,650)
Decrease/(increase) in cash surrender value of life insurance policies	2	(196)
Gain on sale of other real estate owned	-	(56)
Gain on sale of loans	(1,565)	(1,408)
Gain on sale of investment securities	-	(207)
Increase/(decrease) in unearned loan fees	1,753	(39)
Increase in interest receivable	(1,917)	(1,945)
Increase/(decrease) in interest payable	6	(107)
Increase/(decrease) in accrued expense and other liabilities	399	(1,263)
Total Adjustment	2,241	(97)
Net Cash Provided By Operating Activities	16,695	9,827

Cash Flows From Investing Activities
Proceeds from sales of investment securities/mortgage-backed
securities available-for-sale	-	26,029
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	49,062	21,480
Purchase of mortgage-backed securities available-for-sale	(95,653)	(60,635)
Purchase of FHLB & other stock	(8,755)	(3,670)
Redemption of FHLB stock	1,234	607
Recoveries on loans previously written off	(101)	105
Net loans made to customers and principal
collection of loans	(274,707)	(422,381)
Capital expenditures	(8,982)	(3,498)
Net Cash Used In Investing Activities	(337,902)	(441,963)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(continued)

(Dollars in Thousands)
	2005	2004
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	34,487	212,989
Net increase in certificates of deposits	120,556	114,846
Proceeds from issuance of junior subordinated debentures	25,000	22,000
Issuance of common stock	-	15,187
Issuance of preferred stock	9,665	-
Net change in FHLB advances	165,000	40,425
Purchase of treasury stock	(6,003)	(1,612)
Redemption of preferred stock (including
cash paid in excess of cost)	-	(2,577)
Dividends paid on preferred stock	(149)	(702)
Dividends paid on common stock	(1,667)	(577)
Cash paid on fractional shares of stock dividend	-	(15)
Cash paid on fractional shares of preferred stock conversion	-	(2)
Proceeds from exercise of warrants	343	-
Net proceeds from exercise of additional investment rights	3,530	-
Proceeds from exercise of stock options	771	463
Net Cash Provided By Financing Activities	351,533	400,425

Net Increase / (Decrease) in Cash and Cash Equivalents	30,326	(31,711)

Cash and Cash Equivalents, Beginning of year	22,551	58,242

Cash and Cash Equivalents, End of period	$52,877	$26,531

Supplemental Information
Net change in unrealized loss on investment securities	$706	$(1,498)
Interest paid	$29,806	$15,199
Income tax paid	$8,255	$7,920

See accompanying notes to financial statements.

Note #1 - Nature of Business and Summary of Significant Accounting Policies

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its wholly-owned subsidiary, Vineyard Bank (the “Bank”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and December 31, 2004, results of operations for each of the three and nine months ended September 30, 2005 and 2004, and the results of cash flows for each of the nine months ended September 30, 2005 and 2004.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 10, 2005. The results for each of the three and nine months ended September 30, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the Company and the Bank. Inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates eleven full-service banking centers within San Bernardino, Riverside, San Diego, Orange and Los Angeles counties of California, as well as three loan production offices in Anaheim, Carlsbad and San Rafael, California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Cash and Cash Equivalents

Cash and cash equivalents on the Company’s statements of financial condition include federal funds sold.

Investment in Nonconsolidated Subsidiaries

The Company accounts for its investments in its wholly-owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX (collectively, the “Trusts”), using the equity method under which the Trusts’ net earnings are recognized in the Company’s statements of income.

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

The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company does not expect the impact of the adoption of SFAS No. 123R to have a material impact on the Company’s financial statements based on the existing stock option plan. We anticipate that the impact of SFAS No. 123R will approximate the pro forma results under SFAS No. 123 presented in Note #8 to the financial statements. Future impact of the adoption of SFAS No. 123R will depend on levels of share-based payments granted in the future, as well as the assumptions, the fair value model used to value them, and the market value of our common stock. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards.  Based on historical experience, we do not expect the impact of adopting SFAS No. 123R to be material to our reported cash flows.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-b and FSP No. FAS 123R-c. FSP No. FAS 123R-b provides guidance on the application of the grant date as defined in SFAS No. 123R. According to this guidance, the grant date is considered to be the date the award is approved in accordance with the entity’s corporate governance provisions. In addition, a mutual understanding of the key terms and conditions of an award to individual employees should exist as of the date the award is approved. FSP No. FAS 123R-c provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees as discussed in SFAS No. 123R. According to this FSP, a Company can elect to calculate net excess tax benefits according to SFAS No. 123R or according to the method set forth in this guidance.

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

Note #2 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At September 30, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan funds were $576.3 million and $439.4 million, respectively, and obligations under standby and commercial letters of credit were $3.3 million and $1.7 million for the same periods, respectively.

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

In the normal course of business, the Company is subject to legal actions and complaints. At September 30, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

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

On August 19, 2005, the Company issued $15.5 million in junior subordinated debentures to a newly formed trust, Vineyard Statutory Trust IX. Vineyard Statutory Trust IX simultaneously issued $15.0 million of trust preferred securities as part of a pooled securitization transaction with several other financial institutions and the Company purchased a 3% minority interest totaling $0.5 million in Vineyard Statutory Trust IX. Therefore, the Company received $15.0 million in net proceeds from the transaction. The trust preferred securities bear a floating interest rate of three-month LIBOR plus 1.70%, and will mature on November 23, 2035. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.51%.

The investment in Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX is included in Other Assets on the Company’s Consolidated Balance Sheet. The total balance of junior subordinated debentures outstanding at September 30, 2005 is $96.9 million

Note #4 - Issuance of Capital Stock

On April 15, 2005, the Company issued 10,000 shares of Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) through a private placement transaction with an institutional investor as part of a pooled transaction.

The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock. Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the initial rate was set at 6.95%.

On June 15, 2005, the Company declared a cash dividend on the Series C Preferred Stock, based on the initial interest rate of 6.95%, and paid the dividend on July 1, 2005. On September 22, 2005, the Company declared a cash dividend on the Series C Preferred Stock, based on the interest rate of 7.30%, and paid the dividend on October 3, 2005.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at a zero premium.

Note #5 - Shelf Registration Statement

On August 31, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits the Company to offer and sell up to $125.0 million of various debt or equity securities from time to time in one or more public offerings.

The terms of any such future offerings will be established at the time of each offering. The Company intends to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank.

Note #6 - Dividends

On August 1, 2005, the Company declared an increase in its cash dividend on common shares to $0.07 per share. The dividend was paid on September 2, 2005, to shareholders of record as of August 19, 2005. On May 27, 2005, the Company paid a $0.06 per share dividend to shareholders of record as of May 13, 2005. On February 25, 2005, the Company paid a cash dividend of $0.05 per share to shareholders of record as of February 11, 2005.

Note #7 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.2 million and $0.5 million, respectively, of compensation expense for the release of ESOP shares for the three and nine months ended September 30, 2005.

For purposes of earnings per share (“EPS”) computations and in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004, 6,006 shares were allocated to participants, and during the nine months ended September 30, 2005, 589 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures left a balance of 5,417 allocated shares. In January 2005, April 2005 and July 2005, 5,967, 5,944 and 5,845 shares, respectively, were released in conjunction with paydowns of the ESOP loan and will be allocated to participants in December 2005.

As of September 30, 2005, 5,417 shares held by the ESOP have been allocated to participants, and an additional 18,345 shares have been released but unallocated to participants. The 292,583 unallocated shares represent 3.0% of the total number of common shares outstanding at September 30, 2005. The fair value of unallocated ESOP shares as of September 30, 2005 was $8.6 million.

Note #8 - Earnings per Share and Book Value

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$5,279		$3,670		$14,454		$9,924
Less: preferred stock dividends declared	(191)		-		(340)		(702)
Less: excess cost to redeem preferred stock	-		(3)		-		(71)
Shares outstanding at end of period		9,683,371		8,874,466		9,683,371		8,874,466
Unreleased and unallocated ESOP shares		(274,238)		(298,000)		(274,238)		(298,000)
Impact of weighting shares
issued during the period		(2,339)		(21,274)		(79,465)		(1,266,451)
Used in basic EPS	$5,088	9,406,794	$3,667	8,555,192	$14,114	9,329,668	$9,151	7,310,015
Plus: anti-dilutive effect of Series B
dividends and redemption	-		3		-		654
Dilutive effect of outstanding
stock options and warrants		415,907		672,953		447,875		1,526,615
Used in diluted EPS	$5,088	9,822,701	$3,670	9,228,145	$14,114	9,777,543	$9,805	8,836,630

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition of SFAS No. 123 to stock based employee compensation:

(Dollars in Thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income:
As reported	$5,279	$3,670	$14,454	$9,924
Less: preferred stock dividends declared	(191)	-	(340)	(702)
Less: excess cost to redeem preferred stock	-	(3)	-	(71)
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(43)	(7)	(110)	(86)
Pro forma net income - used in basic EPS	5,045	3,660	14,004	9,065
Add: anti-dilutive effects of Series B dividends	-	3	-	654
Pro forma net income - used in diluted EPS	$5,045	$3,663	$14,004	$9,719

Weighted average shares outstanding - basic	9,406,794	8,555,192	9,329,668	7,310,015
Weighted average shares outstanding - diluted	9,822,701	9,228,145	9,777,543	8,836,630

Basic EPS
As reported	$0.54	$0.43	$1.51	$1.25
Pro forma	$0.54	$0.43	$1.50	$1.24

Diluted EPS
As reported	$0.52	$0.40	$1.44	$1.11
Pro forma	$0.51	$0.40	$1.43	$1.10

The following table sets forth the information that was used in calculating the Company’s book value per common share as of September 30, 2005 and December 31, 2004:

	As of
	September 30, 2005	December 31, 2004

Period-end shares outstanding	9,683,371	9,581,941
Unreleased and unallocated ESOP shares	(274,238)	(291,994)
Used in basic book value per common stock	9,409,133	9,289,947
Warrants (1)	177,640	227,990
Additional Investment Rights (2)	-	120,775
Used in book value per common stock,
assuming exercise of warrants and
additional investment rights	9,586,773	9,638,712

Book value per common stock, basic	$10.25	$9.17
Book value per common stock, assuming
exercise of warrants and additional
investment rights	$10.49	$9.69

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

Note #9 - Subsequent Events

On October 3, 2005, the Company paid a quarterly cash dividend on its Series C Preferred Stock. The dividend was declared by the Company’s Board of Directors on September 22, 2005 to Series C Preferred Stock shareholders of record on September 23, 2005.

On October 10, 2005, the Company’s Board of Directors announced a $20.0 million increase to its stock repurchase program. The original stock repurchase program established in July 2002 for $2 million had been previously increased by an additional $15 million over the past three years. The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions. The shares repurchased by the Company under the stock repurchase program are to be held as treasury shares and may be used to fund authorized shares pursuant to the 2004 and 2005 Restricted Share Plans.

On November 1, 2005, the Company declared an increase in its cash dividend on common shares to $0.08 per share. The dividend is payable on December 9, 2005, to shareholders of record as of November 25, 2005.

Board of Directors and Shareholders of
Vineyard National Bancorp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated statements of financial condition of Vineyard National Bancorp and Subsidiary as of September 30, 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the three and nine month period then ended. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
October 27, 2005

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

At September 30, 2005, the Company had consolidated total assets of $1.7 billion, total deposits of $1.1 billion and consolidated stockholders’ equity of $106.1 million. The Company’s common stock is publicly traded on the Nasdaq National Market under the symbol “VNBC.”

Vineyard Bank

The Bank, which is the Company’s wholly-owned subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates eleven full-service banking centers located in each of the communities of Rancho Cucamonga, Chino, Diamond Bar, La Verne, Crestline, Lake Arrowhead, Irwindale, Manhattan Beach, San Diego, Irvine and Corona, all of which are located within Los Angeles, Riverside, San Diego, Orange and San Bernardino counties in California. The Bank also has three loan production offices in Anaheim, Carlsbad and San Rafael, California. The Bank’s SBA division has received preferred lending status throughout California and has traditionally focused its SBA loan generation in the San Diego, Anaheim and Carlsbad offices. With the addition of the San Rafael loan production office, the Bank will extend further into Northern California in all of its loan specialty origination efforts. The loan production office in San Rafael, California will be converted into a full-service banking center in early 2006. The Rancho Cucamonga office serves as the Company’s headquarters.

The Bank’s Strategic Plan

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the execution of its strategic business plan, which emphasizes growth through the expansion of its lending products and deposit services. As the Bank implemented its growth strategy, it has added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. The Bank focuses its values of creativity, integrity and flexibility on customer relationship management, while expanding the Bank’s products and services by creating various specialty groups including community-based core deposit growth through the banking center network, single family coastal construction lending, single family tract construction lending, commercial real estate construction lending, commercial real estate lending, multi-family property lending, small business and commercial lending, SBA lending, religious financial services (lending and depository), specialized depository and cash management services for commercial business, and private banking. The Bank believes that expanding many of its existing relationships will prove to be an effective source of new business opportunities. The Bank is focused on providing customer relationship management to the following markets within California: (i) the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside counties, (ii) the Los Angeles county coastal communities, (iii) the San Gabriel Valley region of Los Angeles and (iv) the coastal communities of Orange and San Diego counties. The Bank has targeted these markets because of its experience and knowledge of, as well as the anticipated continued growth and potential for development in these markets. Further, the Bank believes that it can roll out its developed products and services in a similar process as in the last few years in non-contiguous geographic markets similar to its current market.

Expanded Product Offering. During the last four years, the Bank has emphasized the growth of its loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.

•
 In 2001, the Bank began originating high-end market single-family construction loans within the coastal communities of Los Angeles, California (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), where it believed it had a competitive advantage based on established builder and customer relationships and expertise in the construction market.  This specialty lending group has expanded its builder and customer base and now finances projects in Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions.  The demand for new luxury construction in many of these communities continues to be especially strong. These types of construction loans typically range from $1.0 million to $5.0 million. The Bank’s single-family residential coastal construction loans outstanding amounted to $341.7 million and $299.0 million at September 30, 2005 and December 31, 2004, respectively, net of participations sold of $135.4 million and $59.6 million, respectively. At September 30, 2005 and December 31, 2004, unfunded commitments relating to single-family residential coastal construction loans amounted to $277.0 million and $213.4 million, respectively.

•
In 2002, the Bank began originating single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached homes.  These loans are predominantly originated within the Inland Empire of Southern California, however the Bank has financed projects throughout California.  Its builders operate within approximately twenty communities where demand for new affordable housing is consistently exceeding new production supply, with a substantial amount of new housing starts pre-sold to qualified buyers. The Inland Empire’s resale and new home markets continue to be supported by a growing labor base and relatively low mortgage rates. These types of construction loans typically range from $3.0 million to $10.0 million. The Bank’s single-family residential tract construction loans outstanding amounted to $143.6 million and $129.9 million at September 30, 2005 and December 31, 2004, respectively, net of participations sold of $6.3 million and $1.7 million, respectively. At September 30, 2005 and December 31, 2004, unfunded commitments relating to single-family residential tract construction loans amounted to $175.0 million and $153.4 million, respectively.

•
In 2002, the Bank also began originating SBA loans and religious loans (which are comprised of loans to churches and private schools) throughout its market area. The Bank emphasizes these types of loans as they are a complement to the Bank’s focus on strengthening and supporting the local communities it serves. Religious loans amounted to $29.4 million and $23.8 million at September 30, 2005 and December 31, 2004, respectively. During July 2005, the Company opened a new loan production office in Carlsbad, California, which will focus partially on SBA loans. SBA loans amounted to $14.0 million and $18.0 million at September 30, 2005 and December 31, 2004, respectively, net of participations sold of $38.1 million and $29.0 million, respectively.

•
In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and multifamily/apartments in Southern California. The commercial real estate portfolio includes office buildings, retail outlets and industrial warehouses, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. The Southern California office market has witnessed strong demand for space, as evidenced by decreased vacancy rates. Due to the steady rise in population and the strong demand for housing, the competitive advantage remains appealing to companies repositioning themselves to the Inland Empire. The Bank’s multifamily loan portfolio is centered in Los Angeles and Orange counties, as well as the Inland Empire region. Given the relatively high home prices in Southern California, the apartment market has experienced solid rental performance. Vacancy rates remain relatively low as renters are finding little product available for lease. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At September 30, 2005 and December 31, 2004, the outstanding balance of loans generated from this division amounted to $226.8 million and $91.6 million, respectively, for commercial real estate loans and $250.1 million and $177.9 million, respectively, for apartment loans.

•
In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products, offering promotional rates for new customers, and providing value-added consumer services by introducing additional products and services. Each of the Bank’s eleven full-service banking centers has a business plan catering specifically to the needs of consumers in that banking center market. Based on the demographics of the target market, each banking center tailors its offering of financial services and products for its customer base. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Company’s core deposit franchise has been built around the community banking system, which resulted in deposit growth of 16.1% for the nine months ended September 30, 2005 and 54.3% for the same period ended in 2004. Consolidated total deposits amounted to $1.1 billion at September 30, 2005 and $965.5 million at December 31, 2004. Non-interest bearing demand deposits amounted to $160.3 million at September 30, 2005 and $127.5 million at December 31, 2004.

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas.

Loan and Deposit Growth. The Bank’s growth in loans, net of unearned income and deferred fees, was 26.7% for the nine months ended September 30, 2005 and 70.9% for the same period in 2004. The volume of new loan commitments during the three and nine months ended September 30, 2005 was $0.4 billion and $1.1 billion, respectively, which not only replaced loan payoffs, but increased the gross loan balance to $1.3 billion at September 30, 2005. As part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 5-15% in commercial loans, 0-5% in SBA loans, 15-35% in commercial real estate loans, 15-30% in single-family coastal construction, 15-30% in single-family tract construction, 15-25% in multi-family loans, 5-15% in consumer loans, 0-5% in commercial real estate construction loans and 0-5% in land loans. The Bank has been focusing on originating certain loan products in order to achieve the intended loan portfolio mix.

Beginning in 2004, the Bank has proactively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. During the three and nine months ended September 30, 2005, the Bank had $86.7 million and $141.7 million, respectively, in loan participation sales and $0 and $12.7 million, respectively, in loan participation purchases. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio, in addition to managing the liquidity and funding needs of a growing loan portfolio.

The Bank’s net growth in deposits was 16.1% for the nine months ended September 30, 2005 and 54.3% for the same period in 2004. The intended distribution of deposits is 10-25% in NOW and non-interest bearing demand deposits, 30-50% in money market deposits and 30-50% in savings and time deposits.

The Company will continue to focus on obtaining core deposits to support the growth of the loan portfolio. The Company will focus on organic, or internal, deposit and lending growth by positioning new teams within new markets and expanding the community banking base within existing markets. The expanded banking base will be achieved through a broadening of commercial and business banking, expanded private banking and entrepreneurial services, and enhanced corporate cash management.

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

Consistent with the objectives of Phase II and Phase III of the strategic plan, the Company expanded its loan production offices into full-service banking facilities in Irvine and San Diego, California. The Irvine and San Diego banking sites became fully operational at the beginning of the third quarter of 2005. These high-end growth markets will also be supported by an expanded division of personnel focused on entrepreneurs and the businesses they operate, while bringing the Company’s specialty lending and deposit relationship efforts into new areas. The Company also opened a new loan production office in Carlsbad, California in July 2005. In addition, the Company completed the leasehold improvements to the Corona Pointe administration building during the second quarter of 2005, which currently houses the credit administration, central operations, and data center, among other departments.

Phase IV of the Company’s strategic plan will emphasize expansion in the coastal communities of California through possible strategic acquisitions or de novo offices within markets with similar demographics as Manhattan Beach. This phase also entails the distribution of existing products to these new markets and placement of local management in different geographic regions of the Bank.

Consistent with the objectives of Phase IV of the strategic plan, the Company expanded its market presence into Northern California with the establishment of the Marin County Banking Center in September 2005. This location will initially function as a loan production office which will focus on income-property, business, and single-family construction loans. The loan production office will be converted into a full-service banking center in January 2006.

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

The aforementioned phases of the Company’s strategic plan may not be implemented on a linear timeline, but will be implemented at different times for different geographical regions of the Company. Along with the six phases of the strategic plan, the Company is pursuing a diverse asset base and organizational structure. To this end, the Company will focus on the imaging and branding of the Bank in target geographic regions and product markets.

The Company will achieve its goals through organic deposit and lending growth by the positioning of new teams within new growth markets and existing markets. The Bank has begun implemented the strategy of organic growth within the San Diego, Irvine, and Marin county markets, where seasoned banking professionals have been strategically placed to establish and grow the business.

Asset Growth. The Company’s total assets as of September 30, 2005 were $1.7 billion as compared to $1.3 billion as of December 31, 2004. The Company believes it can grow its assets while maintaining its asset quality. The Company’s lending professionals are well experienced and follow policies and procedures that it believes provide for a rigorous underwriting of all loans originated by the Bank. At September 30, 2005, the Bank had $5.0 million of non-performing loans and no other real estate owned. At December 31, 2004, the Bank had no non-performing loans and no other real estate owned. The increase in non-accrual loans during the nine months ended September 30, 2005 relates to one fully collateralized tract construction loan which was placed on non-accrual status during March 2005 and one SBA-guaranteed loan placed on non-accrual status during August 2005. Substantially all principal and accrued interest is expected to be collected in 2005.

Results of Operations

During the three and nine months ended September 30, 2005, operating results demonstrated a steady growth over the same periods in 2004 as the volume of earning assets increased. Average gross loans for the three and nine months ended September 30, 2005 were $1.3 billion and $1.2 billion, respectively, as compared to $1.0 billion and $0.9 billion for the same periods in 2004, respectively. Similarly, average investment securities increased from $0.2 billion for the three and nine months ended September 30, 2004 to $0.3 billion for the same periods in 2005. Average investment securities balances are based on historical amortized cost. The growth in the Company’s earning assets during the three and nine months ended September 30, 2005 was mainly funded by increased deposits, borrowings and equity, including FHLB advances, issuance of trust preferred securities, and the issuance of preferred stock.

Net income for the three months ended September 30, 2005 and 2004 was $5.3 million and $3.7 million, respectively, representing an increase of 43.8% for the three months ended September 30, 2005 as compared to the same period in 2004. Net income for the nine months ended September 30, 2005 and 2004 was $14.5 million and $9.9 million, respectively, representing an increase of 45.6% for the nine months ended September 30, 2005 as compared to the same period in 2004.

The increase in net income was primarily due to an increase in interest income generated from a higher level of loans which was partially offset by an increase in interest expense incurred from higher interest rates on deposits and borrowings. On a per diluted share basis, net income was $0.52 and $0.40 for the three months ended September 30, 2005 and 2004, respectively, and $1.44 and $1.11 for the nine months ended September 30, 2005 and 2004, respectively.

The Company’s net interest income before provision for possible loan losses increased by $3.5 million or 24.6% for the three months ended September 30, 2005 as compared with the same period in 2004, and increased by $10.5 million or 27.5% for the nine months ended September 30, 2005 as compared with the same period in 2004. Non-interest income increased by $0.2 million or 14.3% for the three months ended September 30, 2005 as compared to the same period in 2004, and increased by $0.1 million or 3.1% for the nine months ended September 30, 2005, as compared with the same period in 2004. The higher non-interest income for the three and nine months ended September 30, 2005 compared to the same periods in 2004 relates mainly to the increase of $0.4 million from the sale of construction loans. Based on the substantial increase in net interest income, total net revenue (defined as non-interest income plus net interest income before provision for possible loan losses) for the three months ended September 30, 2005 increased by $3.7 million or 23.6% as compared to the same period in 2004, and total net revenue increased by 25.1% or $10.6 million for the nine month period ended September 30, 2005 compared to the same period in 2004.

Total non-interest expense was $9.8 million and $8.1 million for the three months ended September 30, 2005 and 2004, respectively, and $26.7 million and $20.7 million for the nine months ended September 30, 2005 and 2004, respectively. This represents an increase of $1.7 million or 20.7% for the three month period and an increase of $6.1 million or 29.2% for the nine month period. The largest item contributing to non-interest expense was salaries and employee benefits which represented more than 50% of total non-interest expense for each of the periods. The Company continues to hire additional personnel to support its growth. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for possible loan losses plus non-interest income, decreased from 51.8% to 50.6% for the three months ended September 30, 2004 and 2005, and increased from 48.9% to 50.5% for the nine month periods ended September 30, 2004 and 2005, respectively. The increase in the efficiency ratio for the first nine months of 2005 is primarily related to the Company’s completion of its expansion of the infrastructure to support the continued growth of the Company which began in late 2004 through 2005.

For the three and nine months ended September 30, 2005, the provision for federal and state income taxes was $3.8 million and $10.4 million, respectively, while the provision for federal and state income taxes was $2.5 million and $6.9 million for the same periods in 2004. These provisions for income taxes represent effective tax rates of 41.8% for the three and nine months ended September 30, 2005 and 40.9% for the same periods in 2004.

The Bank’s loan losses continued to be minimal, producing $0.1 million in net charge-offs for the nine months ended September 30, 2005, compared to $0.2 million in net charge-offs for the same period in 2004 and $0.3 million for the year ended December 31, 2004. The Company recorded a provision to the allowance for possible loan losses of $0.5 million and $1.4 million for the three and nine months ended September 30, 2005, respectively, as compared to a provision of $1.4 million and $4.8 million for the same periods in 2004, respectively. The allowance for possible loan losses was $14.3 million or 1.1% of gross loans at September 30, 2005 as compared to $13.0 million or 1.3% of gross loans at December 31, 2004. Based on management analysis, the allowance for possible loan losses is adequate as of September 30, 2005. However, no assurance can be made that further additions to the allowance will not be necessary. At September 30, 2005, the Company had $5.0 million of non-performing loans and no other real estate owned, representing 0.4% of non-performing loans to gross loans. At December 31, 2004, the Company had no non-performing loans and no other real estate owned. The increase in non-accrual loans during the nine months ended September 30, 2005 relates to one fully collateralized tract construction loan which was placed on non-accrual status during March 2005 and one SBA-guaranteed loan placed on non-accrual status during August 2005. Substantially all principal and accrued interest is expected to be collected in 2005.

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

The Company’s net interest margin has declined in 2005 as a result of a change in the mix of assets and liabilities. During 2005, the Company began to diversify its asset portfolio to minimize risk. Therefore, the Company has focused on increasing its income property loan originations, instead of higher yielding construction loans, in order to maintain the loan portfolio mix set forth by the Company’s Board of Directors. The Company has also increased its fixed-rate investment securities, which have a lower yield than the loan portfolio. To fund the strong loan growth, the Company’s funding costs have increased as FHLB borrowings have increased relative to low cost core deposits. The Company will continue to focus on obtaining low cost core deposits to support the growth of the loan portfolio and to reduce its borrowings, and will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest income.

Total interest income for the three months ended September 30, 2005 and 2004 was $29.8 million and $20.3 million, respectively, while total interest expense was $12.2 million and $6.2 million for the same periods, respectively. Therefore, the net interest income was $17.6 million and $14.1 million, respectively, for the same periods.

Total interest income for the nine months ended September 30, 2005 and 2004 was $78.6 million and $53.6 million, respectively, while total interest expense was $29.8 million and $15.3 million for the same periods, respectively. Therefore, the net interest income was $48.7 million and $38.2 million, respectively, for the same periods.

The prime rate has increased significantly during 2004 and 2005. The prime rate remained stable at 4.0% for the first half of 2004. In mid 2004, the Federal Reserve Board (“FRB”) began to increase the overnight borrowing rate. As a result, the prime rate increased from 4.0% in June 2004 to 5.25% in December 2004. During 2005, the FRB continued to increase the overnight borrowing rate, causing the prime rate to increase to 6.75% as of September 30, 2005.

For the three months ended September 30, 2005, loan fee income represented $2.9 million or 10.9% of the $26.7 million in interest and fees on loans. For the three months ended September 30, 2004, loan fee income was $2.5 million or 14.1% of the $17.9 million in interest and fees on loans.

For the nine months ended September 30, 2005, loan fee income represented $8.0 million or 11.6% of the $69.1 million in interest and fees on loans. For the nine months ended September 30, 2004, loan fee income was $7.2 million or 15.3% of the $47.2 million in interest and fees on loans.

Loan origination fees, net of loan origination costs, are deferred and amortized over the expected life of the loan. The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period. Construction loans and commercial real estate loans generate the majority of loan origination fee income. The amortized loan fee income earned has increased while the percentage of such loan fees earned has decreased as a percentage of total interest and fees, due to the origination of longer duration assets, such as commercial real estate loans, whereby fees are amortized over a longer period. These increases in fees are a result of the strategy to diversify the loan portfolio.

For the three and nine months ended September 30, 2005, the Company experienced an increase in its yield on its total interest-earning assets primarily due to the repricing of existing loans at higher interest rates as well as generation of new loans at higher interest rates than the same periods in 2004. Yields on total interest-earning assets increased from 6.6% to 7.4% for the three months ended September 30, 2004 and 2005, respectively, and increased from 6.7% to 7.2% for the nine months ended September 30, 2004 and 2005, respectively. Although the yields increased, the growth of the yields has slowed in the three and nine months ended September 30, 2005 due to the change in the mix of interest-earning assets. Consistent with the Company’s strategy to diversify its risk and balance its construction loan portfolio, lower yielding investment securities and income property loans became a higher percentage of interest-earning assets during 2005. Additionally, the majority of investment securities are fixed-rate, and thus the yield from investments does not increase as the market rates increase. The Company’s average loan balances were 80.8 % and 79.4% of total average interest-earning assets for the three and nine months ended September 30, 2005, respectively, as compared to 81.2% and 80.5% of total average interest-earning assets for the same periods in 2004, respectively.

The cost of interest-bearing liabilities increased from 2.3% to 3.4% for the three months ended September 30, 2004 and 2005, respectively, and from 2.2% to 3.1% for the nine months ended September 30, 2004 and 2005, respectively, as a result of the rising interest rate environment. FHLB advances were increased significantly during 2005 to help fund the growth of the loan portfolio. The Company is increasing its focus and efforts on providing core deposit growth through its existing community banking network, developing its commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas. The Company’s efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio, funded by core deposit relationships.

Interest expense on deposits totaled $7.4 million and $19.1 million for the three and nine months ended September 30, 2005, respectively, as compared to $4.3 million and $10.9 million for the same periods in 2004, respectively, representing increases of $3.1 million and $8.3 million, respectively. The increase in interest expense is mainly associated with an increase in the Company’s average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $0.8 billion and $0.7 billion for the three and nine months ended September 30, 2004, respectively, to $0.9 billion for the same periods in 2005.

The average interest cost on short-term borrowings increased from 1.7% for the three months ended September 30, 2004, to 3.5% for the same period ended 2005, as interest rates were higher during the third quarter of 2005 compared to the same period in 2004. For the nine months ended September 30, 2004 and 2005, the average interest cost on short-term borrowings increased from 1.5% to 3.1%, respectively. The increase during the period was also related to the increase in interest rates. The cost of subordinated debt increased from 4.9% and 4.6% for the three and nine months ended September 30, 2004, respectively, to 6.7% and 6.3% for the same periods in 2005, respectively. Similarly, the cost of junior subordinated debentures increased from 5.0% and 4.7% for the three and nine months ended September 30, 2004, respectively, to 6.5% and 6.1% for the same periods in 2005, respectively. These increases are also a result of the higher interest rates in 2005, as these debt securities bear variable interest rates indexed to LIBOR and adjust on a quarterly basis.

The net interest margin for the three and nine months ended September 30, 2004 was 4.6% and 4.7%, respectively, as compared to 4.4% for the same periods in 2005. The decrease in the net interest margin was partially attributable to the expansion of the Company's income property lending and its investment securities portfolios, which are originated at lesser yields than the construction lending portfolio. The Company has increased its investment portfolio, which is comprised mainly of fixed-rate securities, in order to augment interest income. In addition, a portion of the loan portfolio is fixed rate and a portion of the adjustable-rate portfolio is below its floors. In the current rising rate environment, the fixed-rate securities and loans contributed to the decrease in asset-yield as a percentage of earning assets and the overall decrease in the net interest margin. The decrease in the net interest margin was also attributable to the increase in borrowings and deposits to fund the increase in interest-earning assets. The change in the mix of funding liabilities also caused the margin to compress. The Company has increased the amount of overnight borrowings and junior subordinated debentures, which have a higher cost due to the rising interest rate environment as compared to the lower cost of core deposits. The decrease in the margin occurred in early 2005 as the composition of the loans and funding liabilities have changed as discussed above. The margin has since stabilized with the current mix of assets and liabilities. Additionally, the maturity and repricing effect of the assets and liabilities are fairly matched so that changes in the market interest rate do not materially affect the net interest margin. The Company's efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio.

In April 2005, the Company issued Series C Preferred Stock to an institutional investor in a pooled transaction. This transaction raised $9.7 million, net of fees and expenses. In April 2005 and August 2005, the Company received net proceeds of $25.0 million from the issuance of trust preferred securities. The trust preferred securities were issued through two newly formed trusts, Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX. The Company used the proceeds from these two transactions to support the growth of the Bank and for general corporate purposes.

On August 31, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits the Company to offer and sell up to $125.0 million of various debt and/or equity securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. The Company intends to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank.

At September 30, 2005, the Bank had unsecured borrowing lines with correspondent banks totaling $86.0 million. In addition, at September 30, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”). The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. At September 30, 2005, there were no outstanding balances on the Company’s credit facility and $10.0 million outstanding on the Bank’s unsecured borrowing lines.

The following tables present the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2005 and 2004. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	Three Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,296,428	$26,674	8.2%	$988,207	$17,931	7.2%
Investment securities (2)	287,298	2,908	4.0%	215,576	2,220	4.1%
Other investments	19,961	224	4.5%	12,579	162	5.1%
Total interest-earning assets	1,603,687	29,806	7.4%	1,216,362	20,313	6.6%
Other assets	69,649			49,709
Less: allowance for possible loan losses	(14,156)			(11,236)
Total average assets	$1,659,180			$1,254,835

Liabilities and Stockholders' Equity
Savings deposits (3)	$445,617	3,239	2.9%	$428,922	2,288	2.1%
Time deposits	489,734	4,124	3.3%	332,013	2,020	2.4%
Subordinated debt	5,000	86	6.7%	5,000	62	4.9%
Junior subordinated debentures	88,341	1,446	6.5%	60,829	767	5.0%
Short term borrowings	371,129	3,275	3.5%	236,806	1,024	1.7%
Total interest-bearing liabilities	1,399,821	12,170	3.4%	1,063,570	6,161	2.3%
Demand deposits	146,136			122,706
Other liabilities	9,540			6,198
Total average liabilities	1,555,497			1,192,474
Preferred stock equity	9,668			-
Common stock equity	94,015			62,361
Total stockholders' equity	103,683			62,361
Total liabilities and
stockholders' equity	$1,659,180			$1,254,835

Net interest spread (4)			4.0%			4.3%
Net interest income
and net interest margin (5)		$17,636	4.4%		$14,152	4.6%

(continued)

(Dollars in Thousands)	Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,165,736	$69,093	7.9%	$866,501	$47,169	7.3%
Investment securities (2)	286,844	8,970	4.1%	198,503	6,037	4.1%
Other investments	15,573	495	4.2%	11,450	345	4.0%
Total interest-earning assets	1,468,153	78,558	7.2%	1,076,454	53,551	6.7%
Other assets	64,101			45,629
Less: allowance for possible loan losses	(13,523)			(9,803)
Total average assets	$1,518,731			$1,112,280

Liabilities and Stockholders' Equity
Savings deposits (3)	$442,808	8,720	2.6%	$356,784	5,288	2.0%
Time deposits	459,896	10,425	3.0%	309,861	5,596	2.4%
Subordinated debt	5,000	240	6.3%	5,000	173	4.6%
Junior subordinated debentures	79,768	3,668	6.1%	51,437	1,805	4.7%
Short term borrowings	292,948	6,759	3.1%	215,751	2,444	1.5%
Total interest-bearing liabilities	1,280,420	29,812	3.1%	938,833	15,306	2.2%
Demand deposits	134,832			111,522
Other liabilities	8,857			6,720
Total average liabilities	1,424,109			1,057,075
Preferred stock equity	5,916			14,300
Common stock equity	88,706			40,905
Total stockholders' equity	94,622			55,205
Total liabilities and
stockholders' equity	$1,518,731			$1,112,280

Net interest spread (4)			4.1%			4.5%
Net interest income
and net interest margin (5)		$48,746	4.4%		$38,245	4.7%
____________________

(1)
Interest on loans includes loan fees, which totaled $2.9 million and $2.5 million for the three months ended September 30, 2005 and 2004, respectively, and $8.0 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)	The yield for securities that are classfied as available-for-sale is based on historical amortized cost balances.
(3)	Includes savings, NOW, and money market disposit accounts.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Possible Loan Losses

For the three months ended September 30, 2005 and 2004, the provision for possible loan losses was $0.5 million and $1.4 million, respectively, and was $1.4 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.

The Company’s allowance for possible loan losses was $14.3 million at September 30, 2005 and $13.0 million at December 31, 2004. Additions to the allowance are affected through the provision for possible loan losses. Also affecting the allowance are loans charged off and loans recovered. For the nine months ended September 30, 2005 and 2004, the Company had $0.1 million in net charge-offs and $0.2 million in net charge offs, respectively. Net charge-offs were less than 0.01% of the loan portfolio for both periods.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2005 and 2004 was $1.7 million and $1.5 million, respectively. This represents an increase of $0.2 million or 14.3%. Non-interest income for the nine months ended September 30, 2005 and 2004 was $4.2 million and $4.1 million, respectively. This represents an increase of $0.1 million or 3.1%.

The Company generally sells the guaranteed portions of SBA loans originated, and has also sold the unguaranteed portion of certain SBA loans during the third quarter of 2005. Those SBA loans sold, combined with broker fee income associated with SBA 504 loans, generated gains amounting to $0.9 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and gains of $2.4 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. Income from fees and service charges was $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. For the three and nine months ended September 30, 2005, gain on sale of securities and loans totaled $0.4 million and totaled $0 and $0.2 million for the same periods in 2004, respectively.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended September 30, 2005 and 2004 was $9.8 million and $8.1 million, respectively. This represents an increase of $1.7 million or 20.7%. Non-interest expense increased $6.1 million or 29.2% to $26.7 million for the nine months ended September 30, 2005 from $20.7 million in the same period in 2004. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense.

    (i)     Salaries and employee benefits is the largest component of non-interest expense. As the Bank has continued to grow during the three and nine months ended September 30, 2005, personnel have been placed in business development capacities for commercial and community banking. With the expansion of several loan production offices into full-service branches as well as the opening of new loan production offices, the Bank has recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $0.4 million or 8.7% to $5.4 million for the three months ended September 30, 2005 as compared to the same period in 2004 and have similarly increased by $3.2 million or 27.2% to $14.8 million for the nine months ended September 30, 2005, as compared to the same period in 2004.

    (ii)     Occupancy expense amounted to $1.1 million for the three months ended September 30, 2005, in comparison to $0.7 million for the same period in 2004. This represents an increase of $0.4 million or 53.0% over the same prior period. Occupancy expense amounted to $2.7 million for the nine months ended September 30, 2005, in comparison to $1.8 million for the same period in 2004. This represents an increase of $0.9 million or 52.9% over the same prior period. The increase in occupancy expense is primarily due to the Company’s expansion. During the nine months ended September 30, 2005, the Company completed significant leasehold improvements to its newly leased Corona Pointe building, which currently serves as the main administrative facility. The existing Anaheim SBA loan production office was also relocated to a larger facility in Anaheim during the first quarter of 2005, and the Irvine loan production office was expanded to accommodate a full service banking center in the second quarter of 2005.

    (iii)    As the Company continued to expand its banking network and redesign its existing branches, expenses related to furniture and equipment have increased. Expenses related to furniture and equipment were $0.9 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $2.4 million and $1.7 million for the nine month period ended September 30, 2005 and 2004, respectively. This expansion represents increases of $0.2 million or 36.1% and $0.7 million or 43.0% over the three and nine month prior periods, respectively.

    (iv)    Other non-interest expense was $2.5 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively. This represents an increase of 35.5% over the prior period. Other non-interest expense was $6.8 million and $5.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 21.8% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business.

The following is a breakdown of other non-interest expense for the three and nine months ended September 30, 2005 and 2004:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other non-interest expense:
Data processing	$204	$183	$610	$552
Marketing	326	173	751	701
Professional services	333	311	977	966
Office supplies, postage and telephone	431	327	1,147	1,044
Insurance and assessments	171	179	618	370
Administrative	132	118	391	379
Business development	450	244	1,266	797
Other	420	285	1,046	780
Total other non-interest expense	$2,467	$1,820	$6,806	$5,589

Financial Condition

Assets

At September 30, 2005, total assets increased $367.4 million or 28.0% to $1.7 billion from $1.3 billion at December 31, 2004. Assets were comprised primarily of $1.3 billion in loans, net of unearned income, and $268.2 million in investment securities available-for-sale at September 30, 2005. This represents an increase of $274.5 million or 26.7% in loans, net of unearned income, and an increase of $44.7 million or 20.0% in investment securities available-for-sale from December 31, 2004.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $268.2 million or 16.0% of total assets at September 30, 2005 and $223.5 million or 17.0% of total assets at December 31, 2004. The Company’s securities portfolio increased during the nine months ended September 30, 2005 as a result of purchases, net of principal paydowns of securities.

The amortized cost and fair values of investment securities available-for-sale at September 30, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,564	$-	$(147)	$11,417
Mortgage-backed securities	259,912	-	(5,180)	254,732
Mutual funds	2,100	-	(20)	2,080
Total	$273,576	$-	$(5,347)	$268,229

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2004 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,033	$-	$(532)	$10,501
Mortgage-backed securities	215,045	116	(4,228)	210,933
Mutual funds	2,042	4	-	2,046
Total	$228,120	$120	$(4,760)	$223,480

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,417	$(147)	$11,417	$(147)
Mortgage backed securities	136,352	(1,059)	118,380	(4,121)	254,732	(5,180)
Mutual funds	2,080	(20)	-	-	2,080	(20)
Total	$138,432	$(1,079)	$129,797	$(4,268)	$268,229	$(5,347)

Despite the unrealized loss position of these securities, the Company has concluded, as of September 30, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at September 30, 2005, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.1 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$15,929	$15,831	$243,983	$238,901
U.S. agency securities	-	-	11,564	11,417
Total	$15,929	$15,831	$255,547	$250,318

There were no sales of investment securities, available-for-sale during the nine months ended September 30, 2005. Included in stockholders’ equity at September 30, 2005 was $3.1 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Proceeds from sales of investment securities, available-for-sale during the nine months ended September 30, 2004 were $26.0 million. Gross gains on those sales were $0.2 million. Included in stockholders’ equity at September 30, 2004 was $2.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with fair value of $266.1 million and $221.4 million at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company’s loan portfolio grew by 26.7% during the first nine months of 2005, net of loan participations and payoffs. Loans, net of unearned income, increased by $274.5 million from $1.0 billion at December 31, 2004 to $1.3 billion at September 30, 2005. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Los Angeles, San Bernardino, Riverside, Orange, San Diego and Marin counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	September 30, 2005	December 31, 2004

Commercial and industrial	$42,660	$36,095
Real estate construction:
Singe-family coastal	341,693	298,984
Singe-family tract	143,569	129,900
Commercial	54,117	36,215
Real estate mortgage:
Commercial	299,204	216,609
Multi-family residential	260,451	189,912
Land	86,662	61,979
All other residential	66,038	56,983
Consumer loans	11,500	2,905
All other loans (including overdrafts)	96	137
	1,305,990	1,029,719
Unearned premium on loans	386	541
Deferred loan fees	(4,820)	(3,223)
Loans, net of unearned income	$1,301,556	$1,027,037

The Bank originates SBA loans and generally sells portions of SBA loans to institutional investors. At September 30, 2005 and December 31, 2004, SBA loans totaled $14.0 million and $18.0 million, respectively, net of SBA participations sold in the amount of $38.1 million and $29.0 million, respectively. The Bank had $125.4 million of real estate construction loan participation sales and $16.3 million of SBA loan participation sales during the nine months ended September 30, 2005.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at September 30, 2005 and December 31, 2004 was $1.4 million and $1.7 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
Servicing rights capitalized	$239	$1,143
Servicing rights amortized	$537	$269
Valuation allowances	$-	$-

The Bank had approximately $454.1 million and $307.7 million in loans pledged to secure FHLB borrowings at September 30, 2005 and December 31, 2004, respectively.

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

Transactions in the allowance for possible loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
Balance, beginning of year	$13,001	$7,537
Recoveries on loans previously charged off	44	122
Loans charged off	(145)	(392)
Provision charged to operating expense	1,350	5,734
Balance, end of period	$14,250	$13,001

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

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	September 30,	December 31,
	2005	2004
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial, financial and agricultural	$-	$-
Real estate	-	-
Installment loans to individuals	-	-
Total loans past due more than 90 days	$-	$-

Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial, financial and agricultural	$350	$-
Real estate	4,636	-
Installment loans to individuals	-	-
Total non-accrual loans	$4,986	$-

Total non-performing loans	$4,986	$-

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	September 30,	December 31,
	2005	2004
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	4,986	-
Total impaired loans	$4,986	$-

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
Average recorded investment in impaired loans	$3,336	$238
Cash receipts applied to reduce principal balance	$211	$671
Interest income recognized for cash payments	$3	$21

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively and $38,000 for the year ended December 31, 2004.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $155.0 million or 16.1% from $965.5 million at December 31, 2004 to $1.1 billion at September 30, 2005. The increase was primarily due to an increase of $120.5 million in time deposits (“TCD’s”), an increase of $32.8 million in demand deposits, and an increase of $5.3 million in money market accounts over the period. This increase was partially offset by a $3.6 million decrease in saving and NOW accounts during the nine months ended September 30, 2005.

As of September 30, 2005, the Company’s deposits were comprised of 14.3% in non-interest bearing deposits, 40.4% in money market, NOW and savings deposits, and 45.3% in TCD’s, while the composition of deposits was 13.2%, 46.7% and 40.1%, respectively, at December 31, 2004.

At September 30, 2005, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$69,110
Over three through twelve months	212,893
Over one through five years	7,784
$289,787

Borrowings

The Company utilizes borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the first nine months of 2005, the Company significantly increased the balance of borrowings to support the increase in earning-assets.

At September 30, 2005, the Company had a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was no outstanding balance under the credit facility as of September 30, 2005 and December 31, 2004. In addition, the Bank has $86.0 million of unsecured borrowing lines with seven correspondent banks. Under these borrowing lines, the Bank had a $10.0 million outstanding balance at September 30, 2005 and no outstanding balance at December 31, 2004.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of September 30, 2005. Pursuant to the collateral agreement with FHLB, advances are secured by capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $332.0 million and $177.0 million at September 30, 2005 and December 31, 2004, respectively. The 93.2% increase in FHLB advances and other borrowings was used to fund the significant growth of earning assets. FHLB advances consisted of the following as of September 30, 2005:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2005	4.1%	$317,000
2006	2.6%	15,000
	4.0%	$332,000

As of September 30, 2005 and December 31, 2004, the Company had $96.9 million and $71.1 million, respectively, in junior subordinated debentures outstanding from nine and seven issuances, respectively, of trust preferred securities. Junior subordinated debentures as of September 30, 2005 consisted of the following:

(Dollars in Thousands)				As of September 30, 2005
			Minority	Effective
	Interest Rate	Due Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	7.49%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	6.95%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	6.65%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	6.54%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	6.45%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	6.50%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	5.87%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	6.07%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	5.51%	15,464
			$2,913	6.39%	$96,913

Under FASB Interpretation No. 46R (“FIN 46R”), the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of September 30, 2005, the Company has included the junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

The Company also has $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The effective rate as of September 30, 2005 was 7.01%. The outstanding balance of this subordinated debt was $5.0 million at September 30, 2005 and December 31, 2004.

Stockholders’ Equity

Stockholders’ equity was $106.1 million and $85.2 million at September 30, 2005 and December 31, 2004, respectively. The increase in stockholders’ equity during the nine months ended September 30, 2005 relates mainly to net income of $14.5 million, $9.7 million from the issuance of preferred stock, net of fees and expenses, and $3.5 million from the exercise of additional investment rights, net of fees and expenses. These increases to stockholders’ equity were partially offset by the repurchase of $6.0 million in treasury stock during the period.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 87.2% and 87.9% at September 30, 2005 and December 31, 2004, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of September 30, 2005, the Company has no outstanding balance on its $35.0 million credit facility with a correspondent bank and a $10.0 million outstanding balance on its $86.0 million of unsecured borrowing lines with its seven correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of September 30, 2005, the Bank has a total borrowing capacity from FHLB of approximately $668.1 million and an outstanding advance balance of $332.0 million. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, investment securities and eligible loans.

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

On August 31, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits the Company to offer and sell up to $125.0 million of various debt and/or equity securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. The Company intends to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank.

As part of the Company’s capital strategy, the shelf registration along with any trust preferred issuances will serve to support the organic growth strategy. These potential sources of capital will aid the Company in an efficient and effective execution of the strategic plan, while limiting the dilutive effect to shareholders and maintaining consistent capital ratios at both the Bank and the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At September 30, 2005, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 13.3%, 12.4% and 11.6%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At September 30, 2005, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 14.4%, 9.4%, and 8.7%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total capital to risk-weighted assets:
Bank	$205,076	13.3%	$123,200	8.0%	$154,000	10.0%
Consolidated	$222,076	14.4%	$123,600	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$190,826	12.4%	$61,600	4.0%	$92,400	6.0%
Consolidated	$145,101	9.4%	$61,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$190,826	11.6%	$66,100	4.0%	$82,600	5.0%
Consolidated	$145,101	8.7%	$66,400	4.0%	N/A	N/A

As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.5%	$95,200	8.0%	$118,900	10.0%
Consolidated	$174,212	14.6%	$95,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.4%	$47,600	4.0%	$71,400	6.0%
Consolidated	$116,280	9.7%	$47,700	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.3%	$52,100	4.0%	$65,100	5.0%
Consolidated	$116,280	8.9%	$52,300	4.0%	N/A	N/A

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

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because the majority of its loans are secured by real estate located within California. As of September 30, 2005, approximately 92.9% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could also be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The Company may be vulnerable to a sharp increase in interest rates in the short-run because its interest-earning assets generally have longer repricing terms than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates may negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot assure you that it can minimize its interest rate risk.

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

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. The Company intends to maintain interest-earning assets, comprised primarily of loans and investments, and interest-bearing liabilities, comprised primarily of deposits and borrowings, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from interest rate changes.

A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s operating results to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of its risk management practices, the Company uses the Economic Value of Equity (“EVE”) or Earnings at Risk (“EAR”) to monitor its interest rate risk.

The Company's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon.

The table below shows the estimated impact of changes in interest rates on EVE and EAR at September 30, 2005, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(20,879)	-12.1%	$1,215	1.8%
100	$(10,327)	-6.0%	$541	0.8%
-100	$8,250	4.8%	$4,282	6.2%
-200	$12,534	7.3%	$10,960	15.9%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At September 30, 2005, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of September 30, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

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

Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the initial rate is set at 6.95%. On June 15, 2005, the Company declared a cash dividend on the Series C Preferred Stock, based on the initial interest rate of 6.95%, and paid the dividend on July 1, 2005. On September 22, 2005, the Company declared a cash dividend on the Series C Preferred Stock, payable on October 3, 2005 to shareholders of record as of September 23, 2005. The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at a zero premium. The Series C Preferred Stock was offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act.

Page 37of 40

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2005	-	$-	-	$3,908,735
August 1 - 31, 2005	7,333	32.78	7,333	$3,668,345
September 1 - 30, 2005	12,000	29.97	12,000	$3,308,737
Total	19,333	$31.03	19,333
________________________

(1)
In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, February 2005 and May 2005, the Company approved increases in its stock repurchase program of $5.0 million for a total amount of $17.0 million. In October 2005, the Company announced an additional increase of $20.0 million in its stock repurchase program. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market and holds the repurchased shares as authorized but unissued shares. The Company’s stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
4.4	Registration Rights Agreement (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*

10.11	Form of 2005 Restricted Share Award Agreement*
10.12	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.13	Securities Purchase Agreement (5)
10.14	Securities Purchase Agreement (11)
11	Statement regarding computation of per share earnings. See Note 8 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 filed with the Commission on November 10, 2004.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 19, 2005.

(12)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2005.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman A. Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)