Form 10-K
period 2005-12-31
VINEYARD NATIONAL BANCORP
filed 2006-03-14
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the 7,941,196 shares of Common Stock of the registrant issued and outstanding, which excludes 1,737,175 shares held by all directors and executive officers of the registrant as a group, was approximately $250.6 million based on the last closing sales price on a share of Common Stock of $31.56 as of June 30, 2005.

9,439,498 shares of Common Stock of the registrant were outstanding at February 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. Business

Vineyard National Bancorp

Vineyard National Bancorp (the “Company”) was incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to a reorganization, the Company acquired all of the voting stock of Vineyard Bank, a California-chartered commercial bank (the “Bank”). As a bank holding company, the Company is registered under and subject to the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the capital stock of the Bank, a $1.7 billion (asset) commercial bank, and the business of the Bank is carried on as a wholly-owned subsidiary of the Company. On November 12, 2002, the Company’s common stock was listed on the NASDAQ National Market System and is publicly traded under the symbol “VNBC”. Prior to that, the Company’s common stock was traded on the NASDAQ SmallCap Stock Market under the same symbol. The Company had approximately 3,600 shareholders that owned 9,439,498 shares of the Company’s common stock as of February 22, 2006.

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

As of December 31, 2005, the Company had total consolidated assets of $1.7 billion, total consolidated net loans of $1.4 billion, total consolidated deposits of $1.3 billion and total consolidated stockholders’ equity of $0.1 billion.

The Company makes available free of charge on its website at www.vnbcstock.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.

Vineyard Bank

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank changed its name to Vineyard Bank and converted its charter to a California-chartered commercial bank and now operates under the supervision of the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). At that time, the Bank determined that it could better serve its customers by converting to a state bank, which provided the Bank with increased lending limits. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

Management of the Bank anticipates continued growth and expansion into new product lines and geographic markets. The Company believes that a national bank charter is better aligned with its strategic plans. In addition to providing greater flexibility for expansion into new markets, a national bank charter would provide more consistency in the applicability of laws and regulations, as the Bank would be supervised by one bank regulatory agency. Accordingly, management submitted a conversion application in December 2005 to the Office of the Comptroller of the Currency (“OCC”) to convert its existing charter to a national banking association charter. The Bank anticipates a decision by the OCC in 2006.

The Bank is a community bank, dedicated to relationship banking and the success of its customers. The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate commercial business and commercial real estate loans (primarily to small businesses, churches and private schools), single-family construction loans (both tract and coastal loans), Small Business Administration (“SBA”) loans, income property (both commercial and multifamily) loans and, to a lesser extent, various types of consumer loans. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $50 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Bank has experienced substantial growth in recent years as it has expanded its core deposit franchise through its eleven banking centers and increased its originations of commercial and residential construction loans along with income property loans.

Market Area. The Bank is currently focused on providing relationship banking services to the following markets:

(i)	the Inland Empire region of Southern California, which primarily includes San Bernardino and Riverside Counties;
(ii)	the coastal communities of Los Angeles, California;
(iii)	the San Gabriel Valley region of Los Angeles;
(iv)	the coastal communities of south Orange County and San Diego; and
(v)	Marin County, California.

The Bank has targeted these markets because of its experience in and knowledge of, as well as the anticipated continued growth and potential for development in, these markets.

The Bank operates eleven full-service banking centers, located in each of the communities of Chino, Corona, Crestline, Diamond Bar, Irvine, Irwindale, Lake Arrowhead, La Verne, Manhattan Beach, Rancho Cucamonga and San Diego, all of which are located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties in California. The Inland Empire area of Riverside and San Bernardino counties is located approximately 50 miles east of Los Angeles, California. The Rancho Cucamonga office also serves as the Company’s headquarters.

In addition to its full-service banking centers, the Bank operates three loan production offices in Carlsbad, Anaheim and San Rafael, California, which are located in San Diego, Orange and Marin counties of California, respectively. The loan production offices in Carlsbad and Anaheim, California focus principally on the origination of SBA loans, and are considered satellite offices of the Bank’s SBA department located in the San Diego banking center. The third loan production office, located in San Rafael, California, was staffed and began operating in September 2005, and serves to establish the Bank’s footprint in northern California. The Bank has received regulatory approval from the FDIC and the DFI for the San Rafael loan production office to be expanded to a full-service banking center, which is anticipated to open in March 2006.

Since the hiring of its current president and chief executive officer in October 2000, the Bank has experienced significant growth pursuant to the successful execution of its strategic business plan, which emphasized organic growth through the expansion of its lending products and deposit services. As the Bank implemented its growth strategy, it added additional executive management personnel with developed business banking and service skills, concentrating on a sales and service approach to its banking business. In its recent three-year strategic plan, the Bank’s management team has focused its efforts in developing a customer-oriented service philosophy, while expanding the Bank’s lending products by creating various specialty lending groups. The Bank believes that expanding many of its existing relationships will continue to be an effective source of new business opportunities.

Specialty Product Offering. The Bank has emphasized the organic growth of its loan portfolio by augmenting its traditional commercial and residential loans and services with several specialty lending divisions. These divisions are each staffed with experienced professionals and are focused on maintaining long-term relationships with independent builders within the housing construction marketplace, asset management professionals in the multi-family housing sector and experienced investors in the commercial income property field. To fund the growth of the loan portfolio, the Bank has emphasized organic deposit growth. The Company’s strategic plan includes a focus on specialty lending and funding products, which are described as follows:

•
Coastal Construction Lending  The Bank originates high-end single-family construction loans within Los Angeles’ “south bay” coastal communities (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions where it believes it has a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The demand for new luxury construction in many of these communities continues to be strong. These types of construction loans typically range from $1.0 million to $5.0 million. During 2005, gross commitments generated for this loan product amounted to $516.4 million. The Bank’s single-family residential coastal construction loans amounted to $392.2 million and $299.0 million at December 31, 2005 and 2004, respectively, net of participations sold of $114.7 million and $59.6 million, respectively.

•
Tract Construction Lending The Bank originates single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, the Bank has financed projects throughout California.  Its builders operate within approximately twenty communities where demand for new affordable housing is consistently exceeding new production supply, with a substantial amount of new housing starts pre-sold to qualified buyers. The Inland Empire’s resale and new home markets continue to be supported by a growing labor base and relatively low mortgage rates. These types of construction loans typically range from $3.0 million to $10.0 million. During 2005, gross commitments generated for this loan product amounted to $260.7 million. The Bank’s single-family residential tract construction loans amounted to $129.7 million and $129.9 million at December 31, 2005 and 2004, respectively, net of participations sold of $11.6 million and $1.7 million, respectively.

•
SBA Lending The Bank offers SBA 7(a) and 504 loans to small businesses throughout its market area. The Bank emphasizes these types of loans, as they are a complement to the Bank’s focus on strengthening and supporting the local community. The Company had $12.8 million and $18.0 million of outstanding SBA loans at December 31, 2005 and 2004, respectively, net of participations sold of $42.0 million and $29.0 million, respectively.

•
Religious Lending The Bank originates religious loans, which are comprised of loans to churches and private schools throughout its market area. The Bank emphasizes these types of loans, as they are a complement to the Bank’s focus on strengthening and supporting the local community. Religious loans amounted to $30.3 million and $23.8 million at December 31, 2005 and 2004, respectively.

•
Income Property Lending The Bank has an income property lending division to service the growing markets for commercial real estate and multifamily/apartments in Southern California. The commercial real estate portfolio includes office buildings, retail outlets and industrial warehouses, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. The Southern California office market has witnessed strong demand for space, as evidenced by decreased vacancy rates. The Bank’s multifamily/apartment loan portfolio is centered in Los Angeles and Orange counties, with some lending in the Inland Empire region. Given the relatively high home prices in Southern California, the apartment market has experienced solid rental performance. Vacancy rates remain relatively low as renters are finding little product available for lease. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At December 31, 2005 and 2004, the balance of loans generated from this division amounted to $264.1 million and $91.6 million, respectively, for commercial real estate loans and $234.4 million and $177.9 million, respectively, for apartment loans.

•
Community Banking Group In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 32.3% for the year ended December 31, 2005 and 60.0% for the year ended December 31, 2004. The Community Banking Group also focuses on commercial and business banking and the origination of commercial business loans.

o
Commercial and Business Banking The Bank is committed to providing customized credit solutions to assist customers in remaining competitive in their respective marketplaces. To this end, the Bank has coupled convenience and technology in expanding its deposit franchise, while supplementing customer service with new and complementary products. Business deposits have been pursued by offering an expanded courier network, by the introduction of cash management products and by specific targeting of small business customers. The Bank intends to capture additional business accounts by bundling new products and services with other cash management services. Expanded courier services and technology-based products contribute to providing a high level of service to its business clientele.

o
Commercial Business Loans The Bank originates commercial business loans which generally consist of loans to small businesses. The Bank offers business revolving lines of credit, to ensure that businesses’ operating capital needs are met in a timely manner. Commercial loans in the SBA’s 7(a) program are also included in this category.

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank will also seek to enter additional geographic markets through acquisitions of branches or whole institutions and through opening de novo banking centers. The Bank will target these new markets for their similar demographics to the Bank’s current markets. This strategic expansion is consistent with the Bank’s focus on creating and building new banking relationships and generating greater funding to facilitate additional loan growth.

Going forward, as part of the Bank’s goal of balanced lending, net increases in its loan portfolio are intended to produce a distribution mix of 10-20% in commercial loans, 0-5% in SBA loans, 15-35% in commercial real estate loans, 20-40% in single-family coastal construction, 15-30% in single-family tract construction, 15-25% in multi-family loans, 5-15% in consumer loans, 0-5% in commercial real estate construction loans and 0-5% in land loans.

Loan and Deposit Portfolios. The Bank has emphasized the origination of certain loan products to achieve the desired loan portfolio mix. Beginning in 2004, the Bank has actively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. During 2005, the Bank sold $135.4 million in real estate construction loans, $9.5 million in real estate loans and $22.0 million in SBA loans. The Bank also purchased $12.7 million in real estate loans and $4.0 million in consumer loans to help achieve the intended loan portfolio mix. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

The intended distribution of deposits is 10-25% in NOW and non-interest bearing demand deposits, 30-50% in money market deposits and 30-50% in savings and time deposits. The resulting mix affords the Bank a blended cost of funds at an appropriate volume to support the lending initiatives of the Bank. In order to achieve the desired distribution, the Bank offers various interest-bearing promotional products. In addition to the desired deposit mix, the Bank has a desired level of 20% of the deposit market share and a minimum target of 10% of the deposit market share in each of the eleven banking center communities.

Relationship Banking Centers. In order to provide the highest level of relationship banking, the Bank has redesigned the majority of its existing banking centers. The Bank believes that relationship management is best delivered in contemporary, well appointed and efficient banking centers that provide each of its personnel with a full array of technologically advanced tools and products. The conversion of these facilities began in 2004 and continued through 2005.  The Bank will complete its banking center redesigns in 2006.  The refurbished banking centers will also help to provide improved customer service, as the traditional branch design with teller lines and desks has been replaced with client service desks, equipped with state-of-the-art cash recyclers/dispensers. The Bank’s ATM system was also replaced with current technology that acts as a complement to the redesigned banking centers.

Strategic Expansion. Based on the success of the Company’s strategic plan, which is now in its sixth year, the Company is enhancing several strategic initiatives to facilitate its financial growth and facility expansion over the next three years and beyond.

The Company’s strategic expansion includes the following initiatives relating to the growth of its lending and funding products:

▪
Specialty Group Organization The Company believes that it can facilitate continued loan and deposit growth by the identification of new and the continued organization of lending and funding specialty groups. The loan and deposit portfolios are sectioned into specialty products, and each product base is enhanced by a group of seasoned banking professionals who have expertise in their specialty product and are able to offer a high level of service and maintain long-term customer relationships. The Company will continue to identify new specialty groups with new products to generate volume in both loans and deposits and to diversify the existing loan and deposit portfolios. In addition, the Company will focus on expanding the existing specialty groups to generate a higher volume of loans and deposits.

▪
Organic Deposit and Lending Growth The Company plans to achieve a consistent growth in its deposit and lending base through the retention and expansion of community banking relationships. The Company will also expand its presence in existing markets and enter new geographic markets through the hiring of new business development individuals or teams, and will expand further through possible acquisitions of loan portfolios and deposit portfolios in new markets.

▪
Strategic Acquisitions In alignment with the Company’s strategic plan, it may consider making strategic acquisitions of whole banks or individual branches. The Company will consider making acquisitions that are complements to its existing products and services, complements to its current geographic and demographic footprints, and are accretive to earnings.

▪
Capital Strategy The Company’s strategic plan includes various methods of generating capital. The Company may offer and sell securities in order to raise additional capital. To that end, the Company recently filed a shelf registration with the SEC, which provides the Company with the flexibility to publicly issue in the future up to $125 million in debt and/or equity securities. In addition, the Company may raise capital through private transactions or through the private issuance of trust preferred securities. The Company’s objective with its capital strategy is to maintain consistent capital ratios for both the Company and the Bank, while having a minimal dilutive impact to shareholders.

By incorporating the strategies discussed above, the Bank will continue to operate and expand within the following geographic markets of California:

1)
Los Angeles County - The high-end single family construction lending division of the Bank has been operating in the Manhattan Beach banking center and will continue to focus on expanding its product in that area along with commercial income property lending and SBA lending. The Manhattan Beach banking center will increase its office square footage at the beginning of 2006 to better serve its clients in the depository function. The Bank’s focus will be to continue expanding in this “established market” by attracting commercial deposit accounts and an established deposit base. Greater effort will be made in the area of commercial and business lending along with corporate cash management services.

2)
Orange County - The Bank will expand its existing lending products, including commercial income property, SBA and high-end single family construction in Orange county and surrounding areas. Additionally, the Company anticipates capturing new depository relationships in commercial and business banking, entrepreneur services, cash management and community banking operations in the Irvine office.

3)
San Diego County - The SBA division of the Bank has been operating out of San Diego over the last three years and will continue to expand its product in the San Diego market along with commercial income property lending and high-end single family construction lending. A new loan production office was opened in Carlsbad as a satellite extension of the San Diego office. Recently, the Bank acquired a new team of deposit relationship managers as the San Diego office was converted to a full-service banking center for the purpose of commercial and business banking, entrepreneur services, cash management and community banking operations.

4)
Riverside & San Bernardino Counties - The Bank’s presence in these areas includes primarily single family residential tract construction lending as the population of home buyers migrate towards this area. The Bank will seek opportunities to offer its other lending products including high-end single family construction, commercial income property and SBA.

5)
Marin County - The Bank has recently entered the northern California market with a de novo banking center. The San Rafael office was staffed and opened in September 2005 as a loan production office to expand and enhance the Bank’s existing lending products including commercial income property, high-end single family construction, single family residential tract construction and SBA lending. A full-service banking center operation will begin in March 2006 with the acquisition of a new local banking team concentrating on new depository relationships.

In summary, the Company continues to realize its strategic plan through the branding and marketing of the Vineyard franchise name by targeting specific geographic and product markets. The Company’s lending and funding strategies are organized by specialty groups:

•	Single Family Residential Coastal Construction
•	Single Family Residential Tract Construction
•	SBA Lending
•	Religious Financial Services
•	Income Property (commercial and multifamily loan products)
•	Community Banking Group
o	Commercial and Business Banking
o	Commercial Business Lending

In its organic lending and deposit growth strategy, the Company continues its community positioning and expansion within its current markets and acquisitions of banking teams in new growth markets. Acquisitions of existing institutions will be based on the Company’s strategic drivers.

Item IA. Risk Factors

The Company is implementing a business strategy that may result in increased volatility of earnings.

The Company’s business strategy is focused on the expansion of construction, commercial real estate, multifamily and commercial business lending. These types of lending activities, while potentially more profitable, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an on-going basis. A decline in real estate values, particularly in California, would reduce the value of the real estate collateral securing the Bank’s loans and increase the risk that the Bank would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate loans and apartment loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans. A secondary market for most types of commercial real estate and commercial business loans is not readily liquid, so the Bank has less opportunity to mitigate credit risk by selling part or all of its interest in these loans.

The Company’s growth may not be managed successfully.

The Company has grown substantially from $110.8 million of total assets and $99.6 million of total deposits at December 31, 2000 to $1.7 billion of total assets and $1.3 billion of total deposits at December 31, 2005. The Company anticipates continued growth in the amount of its assets, the level of its deposits and the scale of its operations. The Company may not be able to manage this growth effectively. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be harmed. While non-performing loans comprised only 0.07% of gross loans in the Company’s loan portfolio at December 31, 2005, there are no assurances that this will continue into the future. The Company’s growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the required skills that it needs to grow its specialty lines of business. As a result of the increase in the Company’s personnel, its expenses associated with salaries and other benefits have increased in recent periods.

The additional customer products, services, branch enhancements and the implementation of these items have placed and will continue to place a strain on the Company’s personnel, systems, and resources. The Company cannot be certain that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

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

Norman Morales has been the Company’s president and chief executive officer since October 2000. Mr. Morales developed numerous aspects of the Bank’s current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Morales. The loss of Mr. Morales’ services could have a negative impact on the implementation and success of the Company’s business strategy. The Bank’s success will also depend in large part upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. The Bank will need to retain persons with diversified skills in order to manage the Bank’s specialty lines of business. Competition for qualified personnel, especially those in management, sales and marketing, is intense. The Company cannot be certain that the Bank will be able to attract and retain these persons.

The Company’s business is subject to various lending risks which could adversely impact its results of operations and financial condition.

Residential Real Estate Construction Loans. The Bank makes residential real estate construction loans to individuals and developers for the construction of residential properties. These loans include single-family coastal construction loans which are targeted at high-end units located along the coastal communities of Southern California. The Bank will originate these loans whether or not the property is under contract for sale. Residential real estate construction loans also include single-family tract construction loans which target the construction of entry level units. The Bank has significantly increased the amount of residential real estate construction loans in its loan portfolio, both in dollar amounts and as a percentage of the Bank’s total loans. At December 31, 2005, $521.9 million or 37.9% of the Company’s total loan portfolio consisted of residential real estate construction loans (which exclude commercial real estate construction loans).

The Company’s construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated, it may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. The Company’s ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the southern California coastal communities of Los Angeles and Orange counties and in the Inland Empire region of Southern California. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, the Company’s liquidity would substantially increase and its net income would be adversely affected.

Commercial Real Estate Loans. The Bank originates commercial real estate loans for individuals and businesses for various purposes which are secured by commercial real estate, which includes loans made to religious organizations and private schools. At December 31, 2005, $321.8 million or 23.4% of the Company’s total loan portfolio consisted of commercial real estate loans.

Repayment of the Company’s commercial real estate loans may be dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of the Company’s commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Multifamily Residential Real Estate Loans. The Company’s multifamily loans are subject to collateral risk similar to other real estate secured products. While the Bank’s primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand. At December 31, 2005, $246.6 million or 17.9% of the Company’s total loan portfolio consisted of multifamily residential real estate loans.

Commercial Business Loans. The Bank’s commercial business loans generally consist of loans to small businesses, including SBA loans. At December 31, 2005, $54.8 million or 4.0% of the Company’s total loan portfolio consisted of commercial business loans.

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

At December 31, 2005, the Company’s allowance for loan losses as a percentage of gross loans was 1.0%. Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance. Any of these occurrences could materially and adversely affect its business, financial condition, prospects and profitability.

The Company’s business is subject to general economic risks that could adversely impact its results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in California, could hurt the Company’s business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Deterioration in economic conditions, in particular an economic slowdown within California, could result in the following consequences, any of which could hurt the Company’s business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for the Company’s products and services may decline; and
•
collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with its loans held for investment.

A downturn in the California real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt the Company’s business because many of its loans are secured by real estate located within California. As of December 31, 2005, approximately 92.6% of the Company’s loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control (See Item 1, Business; Effect of Governmental Policies and Recent Legislation):

•	inflation;
•	slow or stagnant economic growth or recession;
•	unemployment;
•	money supply and the monetary policies of the FRB;
•	international disorders; and
•	instability in domestic and foreign financial markets.

Sharp increases in interest rates will negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot be certain that it can minimize its interest rate risk.

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

Item 1B. Unresolved Staff Comments

None

Loan Portfolio

The following table sets forth the amount of loans outstanding for each of the past five years.

(Dollars in thousands)	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$54,757	4.0%	$36,095	3.5%	$26,827	4.5%	$19,232	7.6%	$20,219	14.7%
Real estate construction:
Single-family coastal	392,183	28.5%	298,984	29.1%	212,727	35.5%	89,547	35.3%	29,506	21.4%
Single-family tract	129,706	9.4%	129,900	12.6%	104,511	17.4%	14,171	5.6%	-	-
Commercial	61,392	4.4%	36,215	3.5%	20,947	3.5%	6,494	2.5%	3,748	2.7%
Real estate mortgage:
Commercial	321,821	23.4%	216,609	21.0%	153,632	25.6%	93,122	36.7%	52,458	38.0%
Multifamily residential	246,597	17.9%	189,912	18.4%	27,986	4.7%	1,131	0.5%	1,091	0.8%
Other residential	155,461	11.3%	118,962	11.6%	47,886	8.0%	22,349	8.8%	17,972	13.0%
Consumer loans	15,205	1.1%	2,905	0.3%	4,887	0.8%	5,659	2.2%	8,318	6.0%
Loans held for sale	-	-	-	-	-	-	2,112	0.8%	4,471	3.3%
All other loans (including overdrafts)	207	0.0%	137	0.0%	29	0.0%	60	0.0%	184	0.1%
	1,377,329	100.0%	1,029,719	100.0%	599,432	100.0%	253,877	100.0%	137,967	100.0%
Less:
Unearned income and deferred loan fees	(4,230)		(2,682)		(2,425)		(626)		(389)
Allowance for possible loan losses	(13,762)		(11,969)		(7,358)		(2,937)		(1,417)
Total Net Loans	$1,359,337		$1,015,068		$589,649		$250,314		$136,161

At December 31, 2005, the Company’s loan balance, net of unearned income and deferred fees, increased 33.7% as compared to December 31, 2004, primarily due to the significant growth in real estate construction and real estate mortgage loans. The Company’s business development efforts, which began in early 2001 and have continued through 2005, have been focused on the expansion of its real estate construction lending, with the introduction of high-end single family construction lending in early 2001 and single family tract construction in late 2002. The Bank concentrates its commercial and real estate lending in its immediate market area where economic condition trends are closely monitored.

The high-end single family construction loans are geographically concentrated in the coastal communities of Los Angeles and Orange counties in southern California, where individual loan commitments are typically in the $1.0 million to $5.0 million range. As of December 31, 2005, 84% of such loans originated by the Bank will mature within one year and 16% will mature within one to two years.

The Bank also originates single family tract construction loans. These loans typically are made on tracts of houses that sell in the range of $0.2 million to $0.4 million. Loan requests for this loan product are generally between $3.0 million and $10.0 million. Single family tract construction loans typically have shorter terms than the Bank’s other loan products. As of December 31, 2005, 89% of such loans originated by the Bank will mature within one year and 11% will mature within one to two years.

In 2003, the Bank established an income property lending division to service the growing markets for commercial real estate and apartments in Southern California. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At December 31, 2005, the balances of loans generated from the income property lending division included $264.1 million of commercial real estate loans and $234.4 million of residential real estate loans, which is comprised mainly of $221.7 million of apartment loans. Of the Bank’s commercial real estate loans as of December 31, 2005, 27% will mature within one year, 4% will mature within one to five years, and 69% will mature after five years. As of December 31, 2005, 93% of the multifamily loans will mature after five years.

The Bank also provides one-to-four family residential real estate financing for shorter duration than traditional mortgage loans. This category includes equity lines of credit, first trust deeds and junior lien loans. As of December 31, 2005, 75% of such loans will mature within one year, 7% will mature from within one to five years, and 18% will mature after five years.

In late 2002, the Bank began its SBA lending division to expand its commercial and business banking product lines. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 85% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses. In 2005, the Bank funded $30.7 million of SBA loans. The Bank generally sells the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 105% and 110%. In 2005, the Bank sold $22.0 million of the guaranteed and unguaranteed portions of SBA loans, resulting in gain on sale and broker fee income of $2.9 million.

The Bank also originates consumer loans, which are loans to individuals consisting primarily of personal loans, automobile loans, boat loans and individual lines of credit. Consumer loans increased by $12.3 million or 423.4% at December 31, 2005 as compared to December 31, 2004 as the Bank significantly increased its origination of automobile and boat loans during 2005. Consumer loans continue to provide traditional high fixed rate loans with a steady stream of regular income. Although these types of loans typically involve higher risks than other types of loans, the Company mitigates such risk by making more loans in smaller denominations.

There were no whole loans held for sale at December 31, 2005 and 2004.

Maturities and Sensitivities to Interest Rates

The following table shows the maturities on gross loans outstanding at December 31, 2005.

(Dollars in Thousands)	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
Commercial and industrial	$34,350	$13,711	$6,696	$54,757
Real estate construction:
Single-family coastal	328,374	63,809	-	392,183
Single-family tract	115,993	13,713	-	129,706
Commercial	51,863	1,745	7,784	61,392
Real estate mortgage:
Commercial	26,864	43,413	251,544	321,821
Residential	153,500	15,472	233,086	402,058
Consumer loans	2,126	710	12,369	15,205
All other loans (including overdrafts)	207	-	-	207
Total	$713,277	$152,573	$511,479	$1,377,329

Loans with predetermined interest rates	$12,080	$40,779	$75,125	$127,984
Loans with floating or adjustable interest rates	701,197	111,794	436,354	1,249,345
Total	$713,277	$152,573	$511,479	$1,377,329

Investment Portfolio

The following table shows the Company’s investment portfolio at December 31, 2005, 2004 and 2003, respectively.

(Dollars in Thousands)	December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. agency securities	$11,751	$11,625	$11,033	$10,501	$10,359	$9,905
Mortgage-backed securities	243,786	234,980	215,045	210,933	194,943	190,163
Mutual funds	2,121	2,089	2,042	2,046	2,000	2,000
Total	$257,658	$248,694	$228,120	$223,480	$207,302	$202,068

The following table sets forth the maturity distribution of the investment portfolio at December 31, 2005, as well as the weighted average yield for each range of maturities. Mutual funds of $2.1 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in Thousands)	Maturing
	After Five Years	Weighted	After	Weighted	Total Balance as of
	Through Ten Years	AverageYield	Ten Years	AverageYield	December 31, 2005
U.S agency securities	$-	-	$11,625	6.49%	$11,625
Mortgage-backed securities	14,650	3.86%	220,330	4.33%	234,980
Total	$14,650	3.86%	$231,955	4.44%	$246,605

The Company’s investment portfolio at December 31, 2005 increased $25.2 million or 11.3% compared to December 31, 2004. The increase in investment securities was part of management’s strategy of augmenting earning assets to generate greater yields. All securities are classified as available-for-sale and are carried at fair market value. The Company holds no securities that should be classified as trading securities and has determined that since its securities may be sold prior to maturity because of interest rate changes, liquidity needs, or to better match the repricing characteristics of funding sources, its entire portfolio is classified as available-for-sale. No securities are classified as held-to-maturity.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,625	$(126)	$11,625	$(126)
Mortgage-backed securities	81,636	(1,592)	153,344	(7,214)	234,980	(8,806)
Mutual Funds	2,089	(32)	-	-	2,089	(32)
Total	$83,725	$(1,624)	$164,969	$(7,340)	$248,694	$(8,964)

Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

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

Asset/Liability Management

Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. The Bank is in a slightly asset sensitive position. As interest rates rise, the Bank will earn more as the variable loans reprice at a higher rate in a greater magnitude than the increase in the cost of funds. However, if interest rates decrease, the loss is not as dramatic as the variable loans reach the floor rates.

The Company concentrates on a core customer base with enhanced relationships crossing over multiple deposit and loan product lines. As of December 31, 2005, the Company’s deposits were comprised of 12.1% of non-interest bearing deposits, 36.0% of money market, NOW, and savings deposits, and 51.9% of time certificates of deposit. Although the savings products are interest-bearing, their longer-term duration make them less interest rate sensitive. In addition, time certificates of deposit have rates fixed until maturity. The Company does not offer variable rate certificates of deposit. The Company has been successful in retaining time certificates of deposit as they mature and reprice into the current interest rate environment.

The table below sets forth information concerning the interest rate sensitivity of the Company’s consolidated assets and liabilities as of December 31, 2005. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

(Dollars in Thousands)		Over Three
		Through	Over One		Non-
	Three Months	Twelve	Through Five	Over Five	interest
	or Less	Months	Years	Years	Bearing	Total
Assets
Investment securities	$2,089		$8,385	$238,220		$248,694
Other investments				19,155		19,155
Gross loans	881,946	$42,294	85,939	367,150		1,377,329
Noninterest-earning assets					$68,460	68,460
Total assets	$884,035	$42,294	$94,324	$624,525	$68,460	$1,713,638

Liabilities and stockholders' equity
Non interest-bearing deposits					$154,664	$154,664
Interest-bearing deposits	$674,713	$431,109	$16,526			1,122,348
FHLB advances and other borrowings	134,000	40,000	50,000			224,000
Subordinated debt	5,000					5,000
Junior subordinated debentures	96,913					96,913
Other liabilities					10,728	10,728
Stockholders' equity					99,985	99,985
Total liabilities and stockholders' equity	$910,626	$471,109	$66,526	$-	$265,377	$1,713,638
Interest rate sensitivity gap	$(26,591)	$(428,815)	$27,798	$624,525	$(196,917)
Cumulative interest rate sensitivity gap	$(26,591)	$(455,406)	$(427,608)	$196,917	$-

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2005, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk
	Cumulative	Cumulative	Cumulative	Cumulative
	Dollar	Percentage	Dollar	Percentage
Simulated Rate Changes	Change	Change	Change	Change
+200 Basis Points	$(20,323)	-7.9%	$5,189	6.6%
+100 Basis Points	$(10,149)	-4.0%	$2,555	3.2%
-100 Basis Points	$8,586	3.3%	$3,276	4.1%
-200 Basis Points	$10,675	4.2%	$8,186	10.3%

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

At December 31, 2005, the Company's estimated changes in EVE and EAR were within the operating ranges established by the Board of Directors.

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

As of December 31, 2005, the Company’s classified loans consisted of $2.3 million in substandard loans and $0.1 million classified as doubtful, representing 0.2% of the gross loan portfolio. Included in the substandard loans at December 31, 2005 was $0.6 million of non-performing loans. As of December 31, 2005, the Company also had $30.0 million of special mention loans. As of December 31, 2004, the Company’s classified loans consisted of $2.0 million as substandard and $0.1 million classified as doubtful, representing 0.2% of the gross loan portfolio. As of December 31, 2004, the Company also had $11.1 million in special mention loans.

With the exception of these loans, management is not aware of any loans as of December 31, 2005, where the known credit problems of the borrower would cause it to have reasonable doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

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

The ALLL should not be interpreted as an indication that charge-offs will occur in the estimated amounts or proportions, or that the reserves indicate future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total reserve is a general reserve applicable to the entire portfolio.

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

The following table sets forth an analysis of the Company’s loan loss experience, by category, for the past five years.

(Dollars in Thousands)	December 31,
	2005	2004	2003	2002	2001
Allowance for possible loan losses balance, beginning of year	$11,969	$7,358	$2,937	$1,417	$779
Charge-offs
Commercial and industrial	123	67	123	117	69
Real estate-mortgage	-	-	-	-	-
Consumer loans	37	325	20	124	60
	160	392	143	241	129
Recoveries
Commercial and industrial	56	95	44	78	3
Real estate-mortgage	-	-	-	-	-
Consumer loans	11	27	28	89	19
	67	122	72	167	22
Net charge-offs	93	270	71	74	107
Provision for possible loan losses	1,886	4,881	3,597	1,397	745
Allowance relating to acquired loan portfolio	-	-	895	197	-
Allowance for possible loan losses, end of year	$13,762	$11,969	$7,358	$2,937	$1,417

Ratio of net charge-offs during the year to average	0.0%	0.0%	0.0%	0.0%	0.1%
loans outstanding during the year
Ratio of allowance for possible loan losses to loans at year-end	1.0%	1.2%	1.2%	1.2%	1.0%

Non-Accrual, Past Due and Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of the Company’s non-performing assets and the amount of the Company’s other real estate owned at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2005	2004	2003	2002	2001
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$-	$-	$-	$-
Real estate-mortgage	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total loans past due more than 90 days
and still accruing	-	-	-	-	-

Renegotiated loans	-	-	-	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	477	-	173	-	-
Real estate-mortgage	480	-	-	-	-
Consumer loans	7	-	-	-	-
Total non-accrual loans	964	-	173	-	-

Total non-performing loans	$964	$-	$173	$-	$-

Other Real Estate Owned	$-	$-	$111	$-	$-

Past Due Loans:  These loans are well secured and in the process of collection. These figures are not included with loans on non-accrual status.

Non-accrual Loans:  If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed on non-accrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. Collection efforts are being pursued on all non-accrual loans.

Renegotiated Loans:  The Company’s renegotiated, or restructured, loans have generally been classified as non-accrual even after the restructuring. Consequently, they would have been included with other non-accrual loans in the above table. There have been no restructured loans at the end of the last five years.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.3 million, $38,000, $11,000, $0 and $0 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. There was $0.3 million and approximately $21,000 of interest income recognized on non-performing assets for the year ended December 31, 2005 and 2004, respectively. There was no interest income recognized on non-performing assets for the same periods then ended in 2003, 2002, and 2001.

The quality of the Company’s loan portfolio remained strong during 2005. At December 31, 2005, the Company had $1.0 million of non-performing loans and no other real estate owned. The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for possible loan losses at December 31, 2005 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for possible loan losses as economic and other conditions dictate. In addition, the FDIC and the DFI as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

Allowance for Possible Loan Loss by Category

The allowance for possible loan losses was $13.8 million and $12.0 million at December 31, 2005 and 2004, respectively, representing approximately 1.0% and 1.2% of total loans at each year end, respectively. Actual net charge offs for the years ending December 31, 2005 and 2004 were $0.1 million and $0.3 million, respectively, representing 0.01% and 0.03%, respectively, of total average loans. The increase in the ALLL each year was principally related to the expansion of the Company’s loan portfolio.

During the fourth quarter of 2005, the Company reclassified the off-balance sheet portion of the ALLL to the reserve for unfunded commitments in the other liabilities section of the balance sheet, and reclassified the off-balance sheet portion of the provision for possible loan losses to other non-interest expense in the income statement, in accordance with generally accepted accounting principles. All prior period information has been adjusted to reflect this reclassification.

The following table sets forth the Company’s allowance for possible loan losses by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for Possible	Category to	for Possible	Category to	for Possible	Category to	for Possible	Category to	for Possible	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans

Commercial and industrial	$717	4.0%	$919	3.5%	$791	4.5%	$506	8.4%	$497	18.0%
Real estate construction:
Single-family coastal	5,190	28.5%	4,079	29.1%	2,479	35.5%	1,053	35.3%	298	21.4%
Single-family tract	1,656	9.4%	1,838	12.6%	1,407	17.4%	245	5.6%	-	-
Commercial	497	4.4%	367	3.5%	255	3.5%	74	2.5%	38	2.7%
Real estate mortgage:
Commercial	1,987	23.4%	1,275	21.0%	964	25.6%	602	36.7%	372	38.0%
Residential	3,310	29.2%	2,140	30.0%	490	12.7%	141	9.3%	126	13.8%
Consumer and other loans	292	1.1%	127	0.3%	33	0.8%	32	2.2%	72	6.1%
Other risks	113	-	1,224	-	939	-	284	-	14	-
Total	$13,762	100.0%	$11,969	100.0%	$7,358	100.0%	$2,937	100.0%	$1,417	100.0%

Sources of Funds

      General

The Company’s primary sources of funds for use in its lending and investing activities consist of deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. In addition, proceeds raised by the Company from sales of preferred or common stock and the issuance of junior subordinated debentures have been down streamed primarily into the Bank. The Company and the Bank also have various borrowing lines which can be drawn down for additional funding. The Company closely monitors rates and terms of competing sources of funds and utilize those sources it believes to be the most cost effective and consistent with its asset and liability management policies.

Deposits

The primary source of the Bank’s funding comes from deposits. The Company offers various deposit products which include non-interest bearing demand deposits, interest-bearing savings deposits and time deposits. Savings deposits include savings, NOW and money market deposit accounts.

The average amount of and the average rate paid on deposits of the Company are summarized below:

(Dollars in Thousands)	Years Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$141,380	0.0%	$115,045	0.0%	$75,370	0.0%
Savings deposits (1)	447,424	2.7%	385,001	2.0%	201,528	1.9%
Time deposits	486,938	3.2%	323,996	2.5%	162,996	2.7%
Total Deposits	$1,075,742	2.6%	$824,042	1.9%	$439,894	1.9%
_____________
    1) Includes savings, NOW and money market deposit accounts.

Set forth below is a maturity schedule of time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in Thousands)	As of December 31, 2005

Three months or less	$118,136
Over three through six months	93,616
Over six through 12 months	137,615
Over one through five years	14,823
$364,190

Short-Term Borrowings

The Company utilizes short-term borrowings as a source of funds, such as FHLB advances, federal funds purchased, and lines of credit. The Company has a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company.

In addition, the Bank had unsecured borrowing lines with seven correspondent banks totaling $86.0 million, as well as an advance line with the FHLB which allows the Bank to borrow up to 40% of its total assets as of December 31, 2005. The Bank’s advance line with the FHLB is collateralized by investment securities and/or eligible loans.

Set forth below is a schedule of the Company’s short-term borrowings (maturing less than or equal to one year):

(Dollars in Thousands)	December 31,
	2005	2004	2003
Federal funds purchased	$-	$-	$-
FHLB advances	164,000	162,000	167,000
Line of credit	10,000	-	-
Total Short-term Borrowings	$174,000	$162,000	$167,000

Set forth below is a schedule of additional information relating to the Company’s FHLB advances considered short-term borrowings (maturing less than or equal to one year):

(Dollars in Thousands)	For the year ended December 31,
	2005	2004	2003
Average balance during the year	$290,731	$201,419	$116,851
Maximum balance outstanding	$395,000	$237,000	$167,000
Balance at December 31,	$164,000	$162,000	$167,000
Interest rate, end of year	4.04%	1.89%	1.25%
Weighted average rate during the year	3.31%	1.49%	1.42%

Capital Issuances

During the period from December 2001 through August 2005, the Company raised additional capital through the issuance of a series of nine junior subordinated debentures. At December 31, 2005, the Company had an aggregate of $96.9 million of junior subordinated debentures outstanding. The terms of these junior subordinated debentures are discussed in Note #9 to the Company’s audited financial statements included in Item 8 hereof. As of December 31, 2005, the weighted average interest rate being paid on the Company’s junior subordinated debentures was 6.95%. At December 31, 2005, the Company’s annual interest payments with respect to its outstanding junior subordinated debentures amounted to $5.4 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by operating income of the Bank.

On April 15, 2005, the Company issued 10,000 shares of Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) through a private placement transaction with an institutional investor as part of a pooled transaction.

The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock. Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. During 2005, the Company declared $0.5 million in cash dividends on Series C Preferred Stock.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

Return on Equity and Assets

The following table sets forth the Company’s ratios of net income to average total assets (return on assets), net income to average total equity (return on equity), cash dividend payout ratio (cash dividends per common share paid to basic earnings per common share) and average equity to average total assets (equity to asset ratio).

	2005	2004	2003
Return on average assets	1.2%	1.2%	1.3%
Return on average equity	19.6%	23.5%	28.1%
Cash dividend payout ratio	13.2%	6.7%	2.1%
Stockholders' equity to asset ratio	6.2%	5.1%	4.6%

The Company initiated a cash dividend program in 2003. The Company paid $0.05, $0.06, $0.07 and $0.08 per share cash dividend in February 2005, May 2005, September 2005 and December 2005, respectively. The Company paid $0.02, $0.03, $0.03, and $0.04 per share cash dividend in February 2004, May 2004, August 2004, and November 2004. During August and November of 2003, the Company paid $0.01 and $0.02 per share cash dividend, respectively. Total cash dividends paid on common stock during 2005 were $2.4 million.

A two-for-one stock split was paid in August 2004, and 5% stock dividends were paid in January 2004 and January 2003. All share and per share data have been adjusted to reflect these stock dividends and stock split. The terms of the stock dividends and stock split are discussed in Note #14 to the Company’s audited financial statements included in Item 8 hereof.

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

The Company

The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company’s operations, and its subsidiary are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System.

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transitions between the Company and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources.)

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

Under FRB’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act (See Item 1. Business; Supervision and Regulation; Sarbanes-Oxley Act of 2002.)

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

Capital Requirements

The FRB and the FDIC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2005, the Bank exceeded all of the required ratios for classification as “well capitalized.”

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2005, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Community Reinvestment Act (“CRA”)

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires the Company to identify the communities served by the Company’s offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Company’s regulators to assess the Company’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

A bank’s compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC. The Bank received an overall rating of satisfactory in complying with its CRA obligations.

Financial Services Modernization Legislation

In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) was enacted. The GLB Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

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

The Company has adopted a code of conduct and ethics policy (“Code of Ethics”) that applies to all employees, including its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

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

The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins on January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements based on the existing stock option plan. The Company anticipates that the impact of SFAS No. 123R will approximate the pro forma results under SFAS No. 123 presented in Note #1 to the financial statements included in Item 8 hereof. Future impact of the adoption of SFAS No. 123R will depend on levels of share-based payments granted in the future, as well as the assumptions, the fair value model used to value them, and the market value of the Company’s common stock. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. The impact of adopting SFAS No. 123R will not be material to our reported cash flows.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The guidance of SAB No. 107 will not have a material impact on the financial condition or operating results of the Company.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

On August 31, 2005, the FASB Staff issued FASB Staff Position (“FSP”) FAS 123I-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. This FSP defers the requirement that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123R unless its terms are modified when the holder is no longer an employee. The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123R on January 1, 2006.

On October 18, 2005, the FASB Staff issued FSP FAS 123I-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R. This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee’s award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123R on January 1, 2006.

On March 3, 2005, the FASB Staff issued FSP Interpretation (“FIN”) 46I-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on the Company’s consolidated financial statements.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, and its adoption did not have a material impact on the Company’s consolidated financial statements.

Employees

At December 31, 2005, the Company had 293 full-time equivalent employees as compared to approximately 244 in 2004. The Company believes that its employee relations are satisfactory.

ITEM 2. Properties

The following table sets forth certain information with respect to the Bank’s offices at December 31, 2005.

Office Location	Leased/Owned	Lease Expiration Date

9590 Foothill Boulevard (1) (2)	Owned	N/A
Rancho Cucamonga, California 91730

5455 Riverside Drive (1)	Owned	N/A
Chino, California 91710

23840 Lake Drive (1)	Owned	N/A
Crestline, California 92325

701 Palomar Airport Road Suite 37(3)	Leased	Month to Month
Carlsbad, California 92009

4040 Civic Center Drive, Suites 5 and 26 (6)	Leased	March 2006
San Rafael, California 94909

7676 Hazard Center Drive, Suites 31 a-c (6)	Leased	June 2006
San Diego, California 92108

27177 Highway 189, Suite G (7)	Leased	March 2007
Blue Jay, California 92317

2100 S. Foothill Boulevard (1)	Leased	October 2009
La Verne, California 91750

16008-14 Foothill Blvd. (1)	Leased	December 2009
Irwindale, California 91706

500 North State College Blvd., Suite 530 (3)	Leased	February 2010
Orange, CA 92868

8784 Industrial Lane (5)	Leased	March 2010
Rancho Cucamonga, California 91731

1200 S. Diamond Bar Boulevard (1)	Leased	April 2010
Diamond Bar, California 91765

8105 Irvine Center Drive, Suites 600 (4) and 650 (1)	Leased	April 2010
Irvine, California 92618

28200 Hwy 189, Suite K-100 (1)	Leased	July 2013
Lake Arrowhead, California 92352

1230 Rosecrans Avenue, Suites 120 (1), 600 (4), and 660 (4)	Leased	August 2013
Manhattan Beach, California 90265

1016 Irwin Street (3)	Leased	January 2014
San Rafael, California 94909

1260 Corona Pointe (6)	Leased	September 2014
Corona, CA 92879

7676 Hazard Center Drive, Suites 200 (1)& 201(3)	Leased	November 2014
San Diego, California 92108

200 S. Main Street, Suites 150 (1)& 320 (6)	Leased	December 2018
Corona, California 92878

__________________
(1) This location serves as a full-service banking center of the Bank.
(2) This location also serves as the Company’s corporate headquarters.
(3) This location serves as a loan production office of the Bank.
(4) This location serves as an administrative and loan production office.
(5) This location serves as the Bank’s warehouse facility.
(6) This location serves as an administrative office.
(7) This location serves as an ATM room.

ITEM 3. Legal Proceedings

In the normal course of business, the Company is subject to legal actions and complaints.  At December 31, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock has been listed on the NASDAQ National Market System under the symbol “VNBC” since November 2002. Prior to such time, the Company’s common stock was listed on the NASDAQ SmallCap Market under the same symbol.

The following table sets forth a two-year summary of the high and low closing prices at which the shares of the common stock of the Company have traded during the periods indicated, based upon trades of which management of the Company has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions. The Company’s stock prices in the following table have been adjusted to reflect the Company’s two-for-one stock split in August 2004 and the 5% stock dividend paid in January 2004.

	Sales Prices of
	Common Stock
	High	Low
2005
First Quarter	$33.28	$26.60
Second Quarter	$34.47	$26.78
Third Quarter	$34.27	$28.52
Fourth Quarter	$31.82	$27.42

2004
First Quarter	$22.18	$17.58
Second Quarter	$24.00	$17.25
Third Quarter	$28.95	$20.58
Fourth Quarter	$34.65	$28.11

As of February 22, 2006, the Company had approximately 3,600 shareholders that own approximately 9,439,498 shares of common stock.

The Company initiated a cash dividend program in 2003. The Company paid $0.05, $0.06, $0.07 and $0.08 per share cash dividend in February 2005, May 2005, September 2005 and December 2005, respectively. The Company paid $0.02, $0.03, $0.03, and $0.04 per share cash dividend in February 2004, May 2004, August 2004, and November 2004. During August and November of 2003, the Company paid $0.01 and $0.02 per share cash dividend, respectively. The Company’s primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds.)

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	176,816	$28.31	176,816	$18,303,762
November 1 - 30, 2005	22,000	29.78	22,000	$17,648,546
December 1 - 31, 2005	94,000	30.94	94,000	$14,739,798
Total	292,816	$29.26	292,816
_____________________

(1)
In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, January 2005 and May 2005, the Company approved increases in its stock repurchase program of $5.0 million, and in October 2005, the Company announced an additional increase of $20.0 million in its stock repurchase program for a total amount of $37.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time. The Company’s stock repurchase program does not have an expiration date.

The following information details the Company’s sale of unregistered securities relating to its common and preferred stock and its trust preferred securities in the three years ended December 31, 2005.

Recent Sales of Unregistered Securities

Common Stock

On June 18, 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock for $25.00 per share. The Warrants will expire on June 21, 2011. As of December 31, 2005, none of the Warrants had been exercised and all Warrants remained outstanding. The Company contributed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds were used by the Company for general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

On December 8, 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company also granted the investors the right (the “Right”) to purchase an additional 120,775 shares of common stock for $31.05 per share. All Rights were exercised during 2005. The Company used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, to repay other debt, and for other general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005.

The common stock, Warrants and Rights were initially offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). (See Note #15 to the Company’s audited financial statements included in Item 8 hereof.)

 Preferred Stock

On April 15, 2005, the Company’s Board of Directors approved the sale of 10,000 shares of Series C Preferred Stock in a private transaction to an institutional investor as part of a pooled transaction. The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock. Sandler O’Neill & Partners, L.P. served as placement agent for the private offering.

Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

The Series C Preferred Stock was offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act. (See Note #13 to the Company’s audited financial statements included in Item 8 hereof).

Junior Subordinated Debentures

In April and August 2005, the Company’s special purpose business trusts, Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX, issued $10.3 million and $15.5 million, respectively, of trust preferred securities in private placement offerings. In connection with these transactions, the Company issued certain junior subordinated debentures and guarantees.

In March, May and December 2004, the Company’s special purpose business trusts, Vineyard Statutory Trust V, Vineyard Statutory Trust VI and Vineyard Statutory Trust VII, issued $10.3 million, $12.4 million and $10.3 million, respectively, of trust preferred securities in private placement offerings. In connection with these transactions, the Company issued certain junior subordinated debentures and guarantees.

In September and December 2003, the Company’s special purpose business trusts, Vineyard Statutory Trust III and Vineyard Statutory Trust IV, issued $10.3 million of trust preferred securities in private placement offerings. In connection with these transactions, the Company issued certain junior subordinated debentures and guarantees.

The net proceeds from the issuance of the junior subordinated debentures were used primarily to repay debt, as contributions to the Bank and for general corporate purposes of the Company. The Company and each of the statutory trusts relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

ITEM 6. Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003 are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day & Co., LLP, certified public accountants (“VTD”), included in Item 8 hereof and should be read in conjunction with those consolidated financial statements. The selected financial data for the fiscal years ended December 31, 2002 and 2001 are derived from audited financial statements examined by VTD which are not included herein.

(Dollars in Thousands, except per share data)	Years Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data
Interest Income	$110,859	$75,056	$39,537	$19,170	$11,602
Interest Expense	$43,345	$22,054	$11,383	$5,837	$3,586
Net Interest Income	$67,514	$53,002	$28,154	$13,333	$8,016
Provision for Possible Loan Losses	$(1,886)	$(4,881)	$(3,597)	$(1,397)	$(745)
Other Income	$5,305	$5,457	$5,828	$3,928	$2,191
Other Expenses	$38,746	$29,922	$16,853	$10,775	$8,323
Income Before Taxes	$32,187	$23,656	$13,532	$5,089	$1,139
Income Tax (Provision)/Benefit	$(13,276)	$(9,669)	$(5,540)	$(2,081)	$17
Net Income	$18,911	$13,987	$7,992	$3,008	$1,156
Earnings Per Share of Common Stock (1)
Basic	$1.97	$1.72	$1.21	$0.63	$0.28
Diluted	$1.89	$1.55	$1.09	$0.52	$0.25
Weighted Average Number of Shares (1)
Basic	9,311,252	7,692,057	6,097,036	4,779,253	4,119,506
Diluted	9,744,474	8,929,760	7,193,604	6,033,591	5,289,104
Ratio of net charge-offs during the year to
average loans outstanding during the year	0.0%	0.0%	0.0%	0.0%	0.1%
Return on average assets	1.2%	1.2%	1.3%	1.1%	0.8%
Return on average equity	19.6%	23.5%	28.1%	22.2%	11.7%
Cash dividend declared per common share (2)	$0.26	$0.12	$0.03	$-	$-
Stockholders’ equity to asset ratio	6.2%	5.1%	4.6%	5.0%	6.8%

Balance Sheet Data
Assets	$1,713,638	$1,312,529	$887,979	$385,918	$191,692
Deposits	$1,277,012	$965,546	$603,326	$287,533	$159,381
Net Loans	$1,359,337	$1,015,068	$589,649	$250,314	$136,161
Long Term Obligations	$151,913	$91,139	$58,147	$47,527	$12,372
Redeemable Preferred Stock	$9,665	$-	$28,999	$2,450	$-
Stockholders' Equity	$99,985	$85,227	$52,175	$19,958	$10,455
Ratio of allowance for possible loan losses
to loans at year-end	1.0%	1.2%	1.2%	1.2%	1.0%
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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Company is dedicated to relationship banking and the success of its customers, and focuses on the core values of creativity, integrity and flexibility. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past five years, the Company has grown significantly; however, its business is subject to various risks which are discussed in “Business; Risk Factors” in Item 1 hereof. Management has implemented several strategies to manage risks such as interest rate risk and liquidity. (See “Business” in Item 1 hereof). Based on historical results and current economic forecasts, management anticipates that the Company will continue to grow in the future. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.

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

Investment Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the fair values and average lives of these mortgage-backed securities based on the information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data.

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

The allowance for off-balance sheet credit losses is increased by the provision for off-balance sheet credit losses, and is calculated based on the level of the undisbursed loan portfolio and letters of credit. The allowance for off-balance sheet credit losses is included in other liabilities on the Company’s Balance Sheet, and the provision for off-balance sheet credit losses is included in other non-interest expense on the Company’s Statement of Income.

Income Taxes

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s Balance Sheets. The Company’s judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Results of Operations

Net income for the periods ending December 31, 2005, 2004 and 2003 was $18.9 million, $14.0 million and $8.0 million, respectively, representing an increase of 35.2% for the year ended 2005 compared to the year ended 2004 and an increase of 75.0% for the year ended 2004 as compared to the year ended 2003. On a per diluted share basis, net income was $1.89, $1.55 and $1.09 for the years ended December 31, 2005, 2004 and 2003, respectively, representing increases of 21.9% and 42.2% in 2005 and 2004, respectively. Prior period earnings per share were adjusted for the Company’s two-for-one stock split in August 2004 and 5% stock dividends paid in January 2003 and January 2004.

The Company’s net interest income before its provision for possible loan losses increased by $14.5 million or 27.4% to $67.5 million for the year ended December 31, 2005 as compared with the same period in 2004 and increased by $24.8 million or 88.3% to $53.0 million for the year ended December 31, 2004 as compared with the same period in 2003. Non-interest income decreased by $0.2 million or 2.8% for the year ended December 31, 2005 as compared with the same period in 2004 and decreased by $0.4 million or 6.4% for the year ended December 31, 2004 as compared with the same period in 2003. Thus, total net revenue (defined as net interest income and non-interest income) for the year ended December 31, 2005 increased by $14.4 million or 24.6% to $72.8 million as compared with the same period in 2004. Total net revenue for the year ended December 31, 2004 increased by $24.5 million or 72.0% to $58.5 million as compared with the same period in 2003.

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

The Company has implemented an interest rate risk management strategy to maximize its net interest income while maintaining a relatively interest rate neutral position. This strategy is built around the elements of interest rate, asset duration and funding risks. Historically, the Company’s asset/liability management strategy has been to deploy excess liquidity from lower-yielding interest-earning assets to higher yielding interest-earning assets with short duration and high cash flow components.

During 2005, the Company began changing its mix of interest-earning assets by increasing its production of commercial real estate loans, which have a lower effective yield than the Company’s construction loans. This change in the loan portfolio was a strategic driver to minimize risk through diversification of assets and maintain the loan portfolio mix set forth by the Company’s Board of Directors. The Company also began increasing the balance of fixed-rate investment securities, which have a lower yield than the loan portfolio. In addition, the loan portfolio’s growth exceeded the growth of the Company’s deposits, thus creating a need for higher cost borrowings, such as FHLB advances. These changes began to compress the margin, as the cost of funds increased due to the higher borrowing rates. The Company will continue to focus on obtaining low cost core deposits to support the growth of the loan portfolio and to reduce its borrowings, and will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest income.

For the year ended December 31, 2005, operating results demonstrated a significant growth over the same periods in 2004 and 2003 as the volume of earning assets increased. The growth in the Company’s earning assets was funded by the growth in deposits, the increased borrowings and the issuance of preferred stock and trust preferred securities. Total deposits at December 31, 2005 totaled $1.3 billion, representing an increase of $311.5 million or 32.3% as compared to December 31, 2004. Total borrowings have increased as a result of the issuance of $25.8 million in junior subordinated debentures and an increase of $47.0 million in FHLB advances and other borrowings during 2005.

Total non-interest expense was $38.7 million, $29.9 million and $16.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. This represented an increase of $8.8 million or 29.5% for the year ended December 31, 2005 as compared with the same period in 2004 and an increase of $13.1 million or 77.5% for the year ended December 31, 2004 as compared with the same period in 2003. The largest item contributing to non-interest expense was salaries and benefits which represents approximately 50%-60% of total non-interest expense for each of those years. In order to support its growth, the Company continues to hire additional employees and various experienced managers to staff new banking centers and to provide support in administrative functions. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 53.2%, 51.2% and 49.6% for the years ended December 31, 2005, 2004 and 2003, respectively.

The quality of the Company’s loan portfolio remained strong, sustaining $0.1 million in net charge-offs or 0.01% of average loans in 2005 and $0.3 million in net charge-offs or 0.03% of average loans in 2004. The Company’s continued growth of its loan portfolio necessitated an increase in its provision made to the allowance for possible loan losses in the amount of $1.9 million, $4.9 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The allowance for possible loan losses was 1.0% and 1.2% of gross loans at December 31, 2005 and at December 31, 2004, respectively. At December 31, 2005, the Company reported $1.0 million in non-performing loans and had no other real estate owned. At December 31, 2004, there were no non-performing loans or other real estate owned. At December 31, 2003, the Company had approximately $0.2 million of non-performing loans and approximately $0.1 million of other real estate owned through foreclosure.

For the years ended December 31, 2005, 2004 and 2003, the provision for federal and state income taxes was $13.3 million, $9.7 million and $5.5 million, respectively, representing an effective tax rate of 41.2% in 2005 and 40.9% in 2004 and 2003.

Net Interest Income

Total interest income for the years ended December 31, 2005, 2004 and 2003 was $110.9 million, $75.1 million and $39.5 million, respectively, while total interest expenses was $43.3 million, $22.1 million and $11.4 million, respectively. Therefore, the net interest income was $67.5 million, $53.0 million and $28.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively, for a net interest margin of 4.5%, 4.7% and 4.7%, respectively.

During the year ended December 31, 2005, the Company experienced an increase in its yield on its total interest-earning assets primarily due to the repricing of existing loans at higher interest rates as well as generation of new loans at higher interest rates than the same periods in 2004. Yields on total interest-earning assets were 7.3%, 6.7% and 6.6% for the years ended December 31, 2005, 2004 and 2003, respectively. Although the yields have increased, the growth of the yields has slowed due to the change in the mix of interest-earning assets. Consistent with the Company’s strategy to diversify its risk and balance its construction loan portfolio, lower yielding investment securities and income property loans became a higher percentage of interest-earning assets during 2005. Additionally, the majority of investment securities are fixed-rate, and thus the yield from investments does not increase as the market rates increase. The Company’s average loan balances were 80.2% and 80.9% of total average interest-earning assets for the years ended December 31, 2005 and 2004, respectively. Average investment securities increased from 17.6% of total average interest-earning assets for the year ended December 31, 2004 to 18.7% for the same period in 2005.

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

For the year ended December 31, 2005, loan fee income represented $11.2 million of the $98.3 million in loan income, or 11.4% of total loan-related income. For the year ended December 31, 2004, loan fee income represented $9.6 million of the $66.4 million in loan income, or 14.4% of total loan-related income. For the year ended December 31, 2003, loan fee income was $4.8 million of the $31.1 million in total loan income, or 15.4% of total loan-related income. The Company continues its emphasis in single-family coastal construction loans, concentrating on California’s coastal communities in Los Angeles, Orange and San Diego counties. The Company also continues its emphasis on single-family tract home construction loans, which are primarily originated within Riverside, Los Angeles and San Bernardino counties in California. The loan fees generated from these construction loan products continue to generate greater loan yields. Construction loans generally have a duration of 12 to 18 months. As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized over the shorter life of the construction loan compared to longer term loans.

Based on the aforementioned factors, the yield on loans increased from 7.3% for the year ended December 31, 2004 to 8.1% for the same period in 2005. Similarly, the yield on investment securities increased from 4.1% to 4.2% for the same periods, respectively.

Interest expense on deposits increased $12.3 million for the year ended December 31, 2005 as compared with the same period in 2004 as the volume of interest-bearing deposits increased. Aggregate interest expense on deposits was $28.0 million, $15.7 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company’s deposits were comprised of 12.1% of non-interest bearing deposits, 36.0% of money market, NOW and savings deposits, and 51.9% of time certificates of deposit; while the composition of deposits as of December 31, 2004 was 13.2%, 46.7% and 40.1%, respectively. For the year ended December 31, 2005, the cost of deposits was 2.6% as compared with 1.9% for the same period in 2004, primarily due to increases in interest rates.

The FRB has raised the overnight borrowing rate 25 basis points in each of their meetings since June 2004, which amounted to a 125 basis point increase in 2004 and a 200 basis point increase in 2005, for a total 325 basis point increase. The prime rate at December 31, 2005 was 7.25%, and is the main driver for interest rate increases.

Interest expense on borrowings was $15.3 million, $6.3 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, the Company significantly increased its funding from borrowings in order to support asset growth and supplement funding from its deposits. In 2005 and 2004, the Company issued $25.8 million and $33.0 million, respectively, in junior subordinated debentures. Those instruments bear variable interest rates indexed to LIBOR and are adjusted on a quarterly basis. To support the growth of the loan portfolio, the Company also increased its FHLB advances during 2005. At December 31, 2005, FHLB advances totaled $214.0 million, representing an increase of $37.0 million as compared to December 31, 2004. As market rates continued to increase, the interest expense related to these borrowings increased accordingly. The cost of subordinated debt, junior subordinated debentures, and FHLB advances and other borrowings increased from 4.8%, 4.9% and 1.6%, respectively, for the year ended December 31, 2004 to 6.7%, 6.4% and 3.3%, respectively for the year ended December 31, 2005.

The consolidated cost of funds for the Company for the year ended December 31, 2005 was 3.0%, up from 2.0% for the year ended December 31, 2004.

The aforementioned changes in the Company’s interest-earning asset and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.5% for the year ended December 31, 2005. This margin represents a decrease from the 4.7% levels of the years ended December 31, 2004 and 2003.

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

	For the years ended December 31,
	2005			2004
(Dollars in Thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,210,673	$98,303	8.1%	$908,829	$66,374	7.3%
Investment securities (2)	281,604	11,838	4.2%	197,958	8,187	4.1%
Federal funds sold	144	4	2.8%	5,428	53	1.0%
Other investments	16,547	714	4.3%	11,667	442	3.8%
Total Interest-earning assets	1,508,968	110,859	7.3%	1,123,882	75,056	6.7%
Other assets	66,376			47,747
Less: allowance for possible loan losses	(13,737)			(10,472)
Total average assets	$1,561,607			$1,161,157

Liabilities and Stockholders' Equity
Savings deposits (3)	$447,424	12,289	2.7%	$385,001	7,789	2.0%
Time deposits	486,938	15,719	3.2%	323,996	7,953	2.5%
Subordinated debt	5,000	333	6.7%	5,000	241	4.8%
Junior subordinated debentures	84,089	5,352	6.4%	54,080	2,630	4.9%
FHLB advances and other borrowings	291,178	9,652	3.3%	211,690	3,441	1.6%
Total interest-bearing liabilities	1,314,629	43,345	3.3%	979,767	22,054	2.3%
Demand deposits	141,380			115,045
Other liabilities	9,122			6,749
Total average liabilities	1,465,131			1,101,561
Stockholders' equity	96,476			59,596
Total liabilities and
stockholders' equity	$1,561,607			$1,161,157

Net interest spread (4)			4.0%			4.4%
Net interest income
and net interest margin (5)		$67,514	4.5%		$53,002	4.7%

(Footnotes on the following page)

	For the year ended December 31,
	2003
(Dollars in Thousands)	Average		Average
	Balance	Interest	Yield/Cost
Assets
Loans (1)	$405,973	$31,080	7.7%
Investment securities (2)	177,138	8,088	4.6%
Federal funds sold	9,324	98	1.1%
Other investments	5,995	271	4.5%
Total Interest-earning assets	598,430	39,537	6.6%
Other assets	27,923
Less: allowance for possible loan losses	(4,990)
Total average assets	$621,363

Liabilities and Stockholders’ Equity
Savings deposits (3)	$201,528	3,820	1.9%
Time deposits	162,996	4,461	2.7%
Subordinated debt	5,000	226	4.5%
Junior subordinated debentures	20,634	1,000	4.8%
FHLB advances and other borrowings	122,570	1,876	1.5%
Total interest-bearing liabilities	512,728	11,383	2.2%
Demand deposits	75,370
Other liabilities	4,784
Total average liabilities	592,882
Stockholders’ equity	28,481
Total liabilities and
stockholders’ equity	$621,363

Net interest spread (4)			4.4%
Net interest income
and net interest margin (5)		$28,154	4.7%
______________________

(1)	Interest on loans includes loan fees, which totaled $11.2 million, $9.6 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(3)	Includes savings, NOW, and money market deposit accounts.
(4)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

(Dollars in Thousands)	2005-2004			2004-2003
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in:
Interest income:
Loans (1)	$20,040	$11,889	$31,929	$37,454	$(2,160)	$35,294
Investment securities	3,375	276	3,651	890	(797)	93
Other investments	184	88	272	241	(64)	177
Federal funds sold	(52)	3	(49)	(41)	(4)	(45)
	23,547	12,256	35,803	38,544	(3,025)	35,519
Increase (Decrease) in:
Interest expense:
Savings deposits (2)	1,316	3,184	4,500	3,985	(16)	3,969
Time deposits	3,999	3,767	7,766	4,409	(917)	3,492
Borrowings	906	5,305	6,211	1,493	72	1,565
Subordinated debt and junior
subordinated debentures	1,460	1,354	2,814	1,635	10	1,645
	7,681	13,610	21,291	11,522	(851)	10,671
Increase (Decrease)
in Net interest income	$15,866	$(1,354)	$14,512	$27,022	$(2,174)	$24,848
 _____________

(1)	Interest on loans includes loan fees, which totaled $11.2 million, $9.6 million and $4.8 million for the year ended December 31, 2005, 2004 and 2003, respectively.
(2)	Includes savings, NOW, and money market deposit accounts.

Provision for Possible Loan Losses

For the years ended December 31, 2005, 2004 and 2003, the provision for loan losses was $1.9 million, $4.9 million and $3.6 million, respectively. The Company’s allowance for possible loan losses was $13.8 million or 1.0% of gross loans at December 31, 2005 as compared to $12.0 million or 1.2% of gross loans at December 31, 2004. The provision for possible loan losses was increased to support the increasing loan balances for each of the periods as well as to reflect the inherent risk of construction and commercial loans. Additions to the reserve are effected through the provision for possible loan losses.

During the fourth quarter of 2005, the Company reclassified the off-balance sheet portion of the ALLL to the reserve for unfunded commitments in the other liabilities section of the balance sheet, and reclassified the off-balance sheet portion of the provision for possible loan losses to other non-interest expense in the income statement, in accordance with generally accepted accounting principles. The reserve for unfunded commitments was $1.3 million and $1.0 million as of December 31, 2005 and 2004, respectively. The ALLL and the reserve for unfunded commitments totaled $15.1 million or 1.1% of gross on-balance sheet loans at December 31, 2005. All prior period information has been adjusted to reflect this reclassification.

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

Non-Interest Income

Non-interest income for the years ended December 31, 2005, 2004 and 2003 was $5.3 million, $5.5 million and $5.8 million, respectively, for a decrease of $0.2 million or 2.8% for the year ended December 31, 2005 as compared with the same period in 2004 and a decrease of $0.4 million or 6.4% for the year ended December 31, 2004 as compared with the same period in 2003.

A significant portion of non-interest income is derived from the sale of the guaranteed and non-guaranteed portion of SBA loans. The guaranteed portion of the SBA loans originated is generally sold. The guaranteed and non-guaranteed portions of SBA loans sold generated a gain on sale as well as broker fee income amounting to $2.9 million in 2005 as compared to $3.0 million in 2004 and $2.0 million in 2003.

For the year ended December 31, 2005, gain from the sale of investment securities and non-SBA loans amounted to $0.7 million as compared to $0.4 million for the year ended December 31, 2004 and $2.3 million for the year ended December 31, 2003. The gain was a result of management’s ability to manage liquidity needs, interest rate risk, and strategic planning in meeting capital requirements during a period when market rates were favorable; therefore, the Company realized gains upon sales from its available-for-sale investment portfolio and its loan portfolio.

Non-Interest Expenses

The Company’s non-interest expense for the years ended December 31, 2005, 2004 and 2003 was $38.7 million, $29.9 million and $16.9 million, respectively. The increase for the year ended December 31, 2005 was $8.8 million or 29.5% as compared with the same period in 2004 and the increase for the year ended December 31, 2004 was $13.1 million or 77.5% as compared with the same period in 2003. Non-interest expense, consisted primarily of (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expense; and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees and other non-interest expense. A new component of non-interest expense is the provision for unfunded commitments, which was previously included as a component of the provision for loan losses. Prior period balances have been reclassified to present the provision for unfunded commitments as a component of non-interest expense, in accordance with generally accepted accounting principles.

Salaries and employee benefits is the largest component of non-interest expense. The Company’s management believes that sourcing its specialty lending and depository services with seasoned and experienced banking personnel increases the likelihood of success and significant contributions to the Bank’s operations. Management also believes that performance-based incentive compensation is instrumental to motivation and success of the employees and the Company. With the expansion of the Bank’s banking centers in 2005 to the San Diego and Irvine marketplaces, as well as new loan production offices in Carlsbad and San Rafael, the Bank has added seasoned banking professionals to staff these new facilities. In addition, to fully support the Company’s growth, personnel have been added within the Bank’s principal operating areas, such as credit administration, community banking centers, corporate services, and specialty operating groups including single-family residential coastal construction, single-family residential tract construction, SBA lending, cash management depository services, multi-family apartment lending and commercial income property lending. Key professionals have also been placed in support areas, such as loan portfolio servicing, risk management, training, technology and finance. With the addition of these individuals to the Company’s existing personnel, the Company has been able to produce significant growth in deposits and loans in 2005, 2004 and 2003, while providing the infrastructure needed to support its longer-term growth. These changes have increased the Company’s compensation expense by $5.1 million or 30.5% to $21.8 million for the year ended December 31, 2005 as compared to the same period in 2004 and by $7.7 million or 86.0% to $16.7 million for the year ended December 31, 2004 as compared to $9.0 million for the same period in 2003.

Occupancy expense amounted to $3.9 million, $2.4 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. This represents an increase of $1.5 million or 60.2% for the year ended December 31, 2005 as compared with the same period in 2004 and an increase of $0.9 million or 63.8% for the year ended December 31, 2004 as compared with the same period in 2003. The increases in occupancy expense are primarily due to the Company’s expansion. In 2005, the Company moved its administrative headquarters to a newly built facility in Corona Pointe. The facility is a three-story building with 45,000 square feet, and houses support departments including credit administration, corporate services and information technology. The Bank also expanded its full service banking centers to include Irvine and San Diego, along with opening loan production offices in Carlsbad and San Rafael in 2005. In 2004, the Company opened an SBA lending office in Anaheim, California. In 2003, the Bank opened a banking center in Corona, California and converted its loan production office in Manhattan Beach, California into a full-service banking center. In addition, the Bank opened a loan production office in Irvine, California in 2003 and acquired a banking center in Irwindale, California from the Southland Bank acquisition.

With the Company’s expansion in its banking network, expenses related to furniture and fixtures continued to increase. The Bank redesigned the majority of its banking centers, eliminating the traditional branch design with teller lines and desks, and implemented client service desks, equipped with state-of-the-art circulating cash machines. These branch redesigns were begun in 2004 and have continued throughout 2005.  The Bank will complete its banking center redesigns in 2006.  Expense related to furniture and fixtures was $3.4 million, $2.4 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. This represents an increase of $1.0 million or 41.8% for the year ended December 31, 2005 as compared with the same period in 2004 and an increase of $1.2 million or 101.1% for the year ended December 31, 2004 as compared with the same period in 2003.

Other expenses were $9.7 million, $8.4 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Other expenses increased $1.3 million or 15.2% for the year ended December 31, 2005 as compared with the same period in 2004 and increased $3.2 million or 61.4% for the year ended December 31, 2004 as compared with the same period in 2003. The increases in other expenses in both 2005 and 2004 are due primarily to the Company’s implementation of its strategy to grow its business. All categories of non-interest expense have increased, including professional services, insurance, telephone and other overhead, as the number of employees has increased and the volume of loans and deposits has increased.

Income Tax

The Company’s provision for federal and state taxes for the years ended December 31, 2005, 2004 and 2003 was $13.3 million, $9.7 million and $5.5 million, respectively, representing an effective tax rate of 41.2% in 2005 and 40.9% in 2004 and 2003.

Financial Condition

Assets

At December 31, 2005, total assets were $1.7 billion as compared with $1.3 billion at December 31, 2004. Total assets at December 31, 2005 were comprised primarily of $1.4 billion in loans, net of unearned income, and $248.7 million in investment securities. This is an increase of $346.1 million or 33.7% in loans, net of unearned income and deferred fees, and an increase of $25.2 million or 11.3% in investment securities from December 31, 2004.

During the last several years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services. The Company’s focus has remained on the following specialty products: single-family coastal construction lending, single-family tract construction lending, SBA lending, multi-family lending, commercial income property lending and religious financial services. As a result of the Company’s strategic expansion, the Company’s loan portfolio has increased significantly.

The increase in investment securities is part of management’s strategy of augmenting earning assets to generate greater yields. The Company employs an asset/liability management strategy which is built around the risk elements of interest rate, asset duration and funding risks. A component of this strategy was to deploy excess liquidity previously invested in lower yielding federal funds into higher yielding mortgage-backed securities with shorter duration and higher cash flow components. The Company has increased the investment portfolio accordingly, which enhanced the Company’s overall yields and better addressed the risk elements identified above.

Liabilities

The Company funds its growth in earning assets through deposits and borrowings. The Company initially pursues non-interest-bearing deposits, the lowest cost of funds to the Company, followed by interest-bearing deposits and finally, the Company supplements the growth in deposits with borrowed funds. Borrowed funds, as a percent of total fundings (total deposits plus borrowed funds) was 20.3% at December 31, 2005, as compared to 20.8% at December 31, 2004.

Deposits represent the Bank’s primary source of funding the Bank’s loan activities. At December 31, 2005, the Bank increased its deposits by $311.5 million or 32.3% as compared to December 31, 2004. The increase was primarily due to an increase of $27.2 million or 21.3% in demand deposit accounts and an increase of $275.8 million or 71.3% in time deposits over the prior year.

The Bank’s main focus is to increase its core deposit base through relationships. In order to expand the Bank’s core deposit franchise, the Bank has focused on offering competitive interest rate products and providing value-added consumer services by introducing additional products and services. Business deposits have been pursued by offering an expanded courier network, by introduction of cash management products and by specific targeting of small business customers. The Bank’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 32.3% for the year ended December 31, 2005 and 60.0% for the year ended December 31, 2004 as compared to prior periods. Consolidated total deposits amounted to $1.3 billion at December 31, 2005 and $1.0 billion at December 31, 2004. Non-interest bearing demand deposits amounted to $154.7 million at December 31, 2005 and $127.5 million at December 31, 2004.

At December 31, 2005, the Bank had 8,981 demand deposit accounts with an aggregate balance of $167.4 million and an average balance of approximately $18,600. In addition, the Bank’s NOW and money market accounts represented 6,067 accounts with an aggregate balance of $443.4 million and an average balance of approximately $73,100. Savings deposits represented 3,341 accounts with an aggregate balance of $16.0 million and an average balance of approximately $4,800. Time deposits increased significantly to 9,845 accounts with an aggregate balance of $662.9 million and an average balance of approximately $67,300 at December 31, 2005. As of December 31, 2005, time deposits included $364.2 million with an account balance of $100,000 or more.

At December 31, 2004, the Bank’s NOW and money market accounts represented 4,382 accounts with an aggregate balance of $435.3 million and an average balance of approximately $99,300. In addition, the Bank had 9,366 demand deposit accounts with an aggregate balance of $138.3 million and an average balance of approximately $14,800. Savings deposits remained relatively steady with 3,458 accounts with an aggregate balance of $15.8 million and an average balance of approximately $4,600. Time deposits increased to 6,387 accounts with a balance of $387.1 million with an average balance of approximately $60,600 at December 31, 2004. Included in the $387.1 million of time deposits were time deposits with an account balance of $100,000 or more equaling $204.0 million at December 31, 2004.

The Bank has an advance line with the FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets as of December 31, 2005. Pursuant to the collateral agreement with the FHLB, advances are secured by a capital stock investment with the FHLB, certain investment securities and certain eligible loans. FHLB advances were $214.0 million and $177.0 million at December 31, 2005 and 2004, respectively. In order to support the growth in its loan portfolio during 2005, the Bank increased its borrowings to supplement the funding from deposits.

As additional sources of funds, the Company has a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was $10.0 million and $0 outstanding under the credit facility as of December 31, 2005 and 2004, respectively.

The Company’s junior subordinated debentures increased from $71.1 million at December 31, 2004 to $96.9 million at December 31, 2005. The Company issued $10.3 million and $15.5 million of junior subordinated debentures in April 2005 and August 2005, respectively, and $10.3 million, $12.4 million, and $10.3 million of junior subordinated debentures in December 2004, May 2004 and March 2004, respectively. Junior subordinated debentures represent the amounts that are due from the Company to Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX (collectively, the “Trusts”). Most of the proceeds from these issuances were down-streamed to the Bank as working capital to support the Bank’s growth.

Under FASB Interpretation No. 46R (“FIN 46R”), the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2005, the Company has included the junior subordinated debentures in its Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.

Additionally, the Company had $5.0 million of subordinated debentures outstanding at December 31, 2005 and 2004. This debt bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments.

Stockholders’ Equity

At December 31, 2005 and 2004, stockholders’ equity was $0.1 billion and $85.2 million, respectively. The increase in stockholders’ equity was due primarily to $18.9 million of net income for the year ended December 31, 2005 and the issuance of Series C Preferred Stock, resulting in $9.7 million in proceeds, net of fees and expenses. These increases were offset by $14.4 million in treasury stock repurchases during the year ended December 31, 2005.

Liquidity

The Company relies on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers, while maximizing the investment yield on any daily excess available funds at the lowest risk-weighting category available. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers. Interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. The Bank strives to maintain a liquidity ratio of 10% to 15% of net liquid assets to total assets. To achieve its liquidity objectives, the Bank employs various strategies including funding growth, increasing borrowing facilities, and asset distribution strategy.

The Bank’s loan to deposit and borrowing ratio is another indicator of liquidity which management reviews regularly. This ratio was 90% and 88% at December 31, 2005 and 2004, respectively. The Bank’s policy is to strive for a loan to deposit and borrowing ratio between 80% and 98%. This range is determined based on a 10% deviation above and below the Bank’s peer group for the loan to borrowing ratio.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 18.8% of total consolidated assets at December 31, 2005. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has unsecured borrowing lines with seven correspondent banks totaling $86.0 million as well as an advance line with the FHLB allowing the bank to borrow up to 40% of the Bank’s total assets as of December 31, 2005.

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

The table below sets forth the Company’s known contractual obligations at December 31, 2005:

(Dollars in Thousands)	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$662,909	$630,335	$32,492	$82	$-
Long-Term Debt Obligations	315,913	164,000	50,000	-	101,913
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	21,456	2,682	5,557	5,059	8,158
Purchase Obligations	-	-	-	-	-
Total	$1,000,278	$797,017	$88,049	$5,141	$110,071

Capital Resources

As of December 31, 2005, neither the Company nor the Bank was subject to material commitments for capital expenditures.

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

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.13%	$129,100	8.00%	$161,400	10.00%
Consolidated	$218,894	13.52%	$129,500	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.20%	$64,500	4.00%	$96,800	6.00%
Consolidated	$139,715	8.63%	$64,800	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.70%	$67,300	4.00%	$84,100	5.00%
Consolidated	$139,715	8.26%	$67,700	4.00%	N/A	N/A

As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.49%	$95,159	8.00%	$118,949	10.00%
Consolidated	$174,212	14.60%	$95,474	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.40%	$47,580	4.00%	$71,369	6.00%
Consolidated	$116,280	9.74%	$47,737	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.33%	$52,066	4.00%	$65,083	5.00%
Consolidated	$116,280	8.90%	$52,276	4.00%	N/A	N/A

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. At December 31, 2005 and 2004, the amounts of the Company’s undisbursed loan funds were $595.3 million and $439.4 million, respectively, and obligations under standby and commercial letters of credit were $5.0 million and $1.7 million, respectively. Undisbursed commitments to lend to Directors and Officers of the Company were $1.6 million and $0.7 million at December 31, 2005 and 2004, respectively. (See Item 8. Financial Statements and Supplementary Data; Note #5 - Related Party Transactions; Note #11 - Commitments and Contingencies). The Company maintains an allowance for off-balance sheet arrangements, based on the level and quality of its undisbursed loan funds, which comprises the majority of its off-balance sheet risk. As of December 31, 2005 and 2004, the Company’s allowance for off-balance sheet arrangements was $1.3 and $1.0, respectively, which represents 0.2% of the undisbursed loan funds for both periods.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Business; Risk Factors” and “Business; Asset Liability Management” in Item 1 hereof.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP

Report of Independent Registered Public Accounting Firm

Board of Directors
Vineyard National Bancorp
Rancho Cucamonga, California

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vineyard National Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 14, 2006

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(Dollars in Thousands)	December 31,
	2005	2004
ASSETS
Cash and due from banks	$28,630	$20,551
Federal funds sold	-	2,000
Total Cash and Cash Equivalents	28,630	22,551

Investment securities, available-for-sale	248,694	223,480
Loans, net of unearned income	1,373,099	1,027,037
Less: Allowance for loan losses	(13,762)	(11,969)
Net Loans	1,359,337	1,015,068
Bank premises and equipment, net	19,192	12,399
Accrued interest	8,276	5,423
FHLB and other stock, at cost	19,155	12,235
Deferred income tax asset	11,646	8,196
Other assets	18,708	13,177
TOTAL ASSETS	$1,713,638	$1,312,529

LIABILITES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$154,664	$127,466
Interest-bearing	1,122,348	838,080
Total Deposits	1,277,012	965,546
FHLB advances and other borrowings	224,000	177,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	96,913	71,139
Accrued interest and other liabilities	10,728	8,617
TOTAL LIABILITIES	1,613,653	1,227,302

COMMITMENTS AND CONTINGENCIES (Note #5 and #11)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
and 0 shares in 2005 and 2004, respectively	9,665	-
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,427,690 and 9,581,941 shares
in 2005 and 2004, respectively	60,972	70,536
Additional paid-in capital	4,443	3,772
Unallocated ESOP shares	(6,304)	(6,856)
Retained earnings	36,454	20,513
Accumulated other comprehensive loss, net of income taxes	(5,245)	(2,738)
TOTAL STOCKHOLDERS' EQUITY	99,985	85,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,713,638	$1,312,529

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per share amounts)	2005	2004	2003

Interest Income
Interest and fees on loans	$98,303	$66,374	$31,080
Interest on investment securities - taxable	12,552	8,629	8,354
Interest on federal funds sold	4	53	98
Interest on deposits in other financial institutions	-	-	5
TOTAL INTEREST INCOME	110,859	75,056	39,537

Interest Expense
Interest on savings deposits	12,289	7,789	3,820
Interest on time deposits in denominations of $100,000 or more	6,766	4,246	2,282
Interest on other time deposits	8,953	3,707	2,179
Interest on federal funds purchased and other borrowings	15,337	6,312	3,102
TOTAL INTEREST EXPENSE	43,345	22,054	11,383
NET INTEREST INCOME	67,514	53,002	28,154

Provision for Loan and Lease Losses	(1,886)	(4,881)	(3,597)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN
AND LEASE LOSSES	65,628	48,121	24,557

Other Income
Fees and service charges	1,413	1,783	1,484
Gain on sale of SBA loans and SBA broker fee income	2,903	2,973	1,988
Net gain on sale of investment securities and non-SBA loans	660	388	2,266
Other income	329	313	90
TOTAL OTHER INCOME	5,305	5,457	5,828

Other Expenses
Salaries and employee benefits	21,802	16,712	8,983
Occupancy expense of premises	3,875	2,419	1,477
Furniture and equipment expense	3,391	2,391	1,189
Other expenses	9,678	8,400	5,204
TOTAL OTHER EXPENSES	38,746	29,922	16,853
INCOME BEFORE INCOME TAXES	32,187	23,656	13,532
INCOME TAX EXPENSE	13,276	9,669	5,540
NET INCOME	$18,911	$13,987	$7,992

EARNINGS PER SHARE
BASIC	$1.97	$1.72	$1.21
DILUTED	$1.89	$1.55	$1.09

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Income/(Loss)	Total
Balance December 31, 2002	$2,450	5,983,450	$6,052	$3,307	$2,026		$6,014		$109	$19,958

Issuance of common stock		349,044	3,200							3,200
Issuance of Series B preferred stock	26,549									26,549
Stock options exercised		143,320	317							317
Warrants exercised		4,410	30							30
Purchase of treasury stock		(188,794)	(1,884)							(1,884)
Stock dividends distributed			2,024		(2,024)					-
Cash paid for fractional shares for
stock dividend distribution					(2)					(2)
Cash paid for fractional shares
for the Southland Bank purchase							(2)			(2)
Stock dividend to be distributed					4,981		(4,981)			-
Cash dividends declared on common stock							(149)			(149)
Cash dividends declared on preferred stock							(637)			(637)
Comprehensive income
Net Income						$7,992	7,992			7,992
Unrealized security holding
losses (net of
$1,345 tax benefit)						(1,936)			(1,936)	(1,936)
Less reclassification adjustment
for realized gains
(net of $876 tax provision)						(1,261)			(1,261)	(1,261)
Total comprehensive income						$4,795
Balance, December 31, 2003	$28,999	6,291,430	$9,739	$3,307	$4,981		$8,237	$-	$(3,088)	$52,175

Issuance of common stock		1,283,100	29,200							29,200
Stock options exercised		214,329	745							745
Warrants exercised		148,100	1,007							1,007
Tax benefit from exercise of
non-qualified stock options				473						473
Purchase of treasury stock		(82,200)	(1,612)							(1,612)
Purchase of common stock
to pre-fund ESOP								$(6,997)		(6,997)
Allocation of ESOP shares				(8)				141		133
Redemption of Series A
preferred stock	(2,450)									(2,450)
Redemption and conversion of
Series B preferred stock
to common stock	(26,547)	1,727,182	26,491							(56)
Cash paid for fractional shares for
Series B stock conversion	(2)									(2)
Stock dividends distributed			4,966		(4,966)					-
Cash paid for fractional shares for
stock dividend distribution					(15)					(15)
Cash paid in excess of cost to redeem
Series A preferred stock							(51)			(51)
Cash paid in excess of cost to redeem
and convert Series B preferred stock							(20)			(20)
Cash dividends declared on common stock							(938)			(938)
Cash dividends declared on preferred stock							(702)			(702)
Comprehensive income
Net Income						13,987	13,987			13,987
Unrealized security holding gains
(net of $85 tax provision)						121			121	121
Less reclassification adjustment
for realized gains
(net of $159 tax provision)						229			229	229
Total comprehensive income						$14,337
Balance, December 31, 2004	$-	9,581,941	$70,536	$3,772	$-		$20,513	$(6,856)	$(2,738)	$85,227
                 (continued)
(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(continued)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2004		9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Issuance of Series C preferred stock, net	$9,665								9,665
Stock options exercised		144,970	807						807
Warrants exercised		67,990	463						463
Additional investment rights exercised		120,775	3,530						3,530
Purchase of treasury stock		(487,986)	(14,364)						(14,364)
Tax benefit from exercise of
non-qualified stock options				499					499
Release of ESOP shares				172			552		724
Cash dividends declared on preferred
stock						(540)			(540)
Cash dividends declared on common
stock						(2,430)			(2,430)
Comprehensive income
Net Income					$18,911	18,911			18,911
Unrealized security holding
losses (net of $1,815
tax benefit)					(2,507)			(2,507)	(2,507)
Total comprehensive income					$16,404
Balance, December 31, 2005	$9,665	9,427,690	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$18,911	$13,987	$7,992
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation	2,980	2,042	956
Investment securities accretion/amortization	1,479	781	576
Amortization of intangible assets	11	11	4
Amortization of SBA servicing assets	578	229	65
Amortization of SBA interest only strip	93	40	17
Allocation of ESOP shares	724	133	-
FHLB dividends	(607)	(426)	(186)
Tax benefit for exercise of non-qualified stock options	499	473	-
Reinvestment of mutual fund dividends	(78)	(42)	-
Provision for possible loan losses	1,886	4,881	3,597
Provision for unfunded commitments	314	853	113
Loss on disposal of equipment	-	-	27
Increase / (decrease) in taxes payable	(79)	(2,273)	(1,542)
(Decrease) / increase in deferred taxes	(1,635)	31	(2,779)
Increase in other assets	(5,437)	(3,045)	(3,632)
(Increase) / decrease in cash surrender
value of life insurance policies	(2)	51	40
Decrease in loans held for sale	-	-	2,112
Increase in unearned loan fees	1,548	257	1,799
Increase in interest receivable	(2,853)	(2,316)	(1,548)
Increase / (decrease) in interest payable	525	(154)	790
Increase in accrued expense and other liabilities	1,151	1,320	1,766
Gain on sale of loans	(2,141)	(1,614)	(1,136)
Gain on sale of other real estate owned	-	(56)	-
Gain on sale of investment securities, net	-	(388)	(2,137)
Total Adjustments	(1,044)	788	(1,098)
Net Cash Provided By Operating Activities	17,867	14,775	6,894

Cash Flows From Investing Activities
Proceeds from maturities of investment securities,
available-for-sale	-	-	20,000
Proceeds from sales of mortgage-backed
securities available-for-sale	-	60,843	232,231
Purchase of investment securities available-for-sale	-	-	(2,000)
Purchase of mortgage-backed securities available-for-sale	(95,653)	(112,458)	(394,497)
Proceeds from principal reductions and maturities
of mortgage-backed securities available-for-sale	64,716	30,446	25,890
Purchase of FHLB and other stock, net	(8,755)	(3,670)	(6,739)
Policy additions to life insurance	-	(230)	(231)
Redemption of FHLB stock	2,442	1,056	-
Net cash provided from acquisition	-	-	12,766
Recoveries on loans previously written off	67	122	72
Net loans made to customers and principal
collections of loans	(345,629)	(429,065)	(326,154)
Capital expenditures	(9,773)	(5,014)	(4,271)
Proceeds from sale of other real estate owned	-	167	-
Proceeds from sale of property, plant and equipment	-	8	-
Net Cash Used in Investing Activities	(392,585)	(457,795)	(442,933)

 (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(continued)

(Dollars in Thousands)	2005	2004	2003

Cash Flows From Financing Activities
Net increase in demand deposits, NOW account,
savings accounts, and money market deposits	35,618	205,162	158,863
Net increase in certificates of deposits	275,848	157,058	125,834
Proceeds from issuance of preferred stock	9,665	-	26,549
Proceeds from issuance of common stock	-	29,200	-
Proceeds from issuance of junior subordinated debentures	25,000	32,000	20,000
Increase / (decrease) in other borrowings	10,000	-	(5,000)
Purchase of common stock to pre-fund ESOP	-	(6,997)	-
Purchase of treasury stock	(14,364)	(1,612)	(1,884)
Net change in FHLB advances	37,000	(5,000)	137,000
Proceeds from exercise of Series A warrants	463	1,007	30
Redemption of Series A preferred stock (including
cash paid in excess of cost)	-	(2,501)	-
Redemption and conversion of Series B preferred stock
(including cash paid in excess of cost)	-	(76)	-
Cash paid in lieu of fractional shares
of stock dividend	-	(15)	(4)
Cash paid in lieu of fractional shares
of Series B conversion	-	(2)	-
Dividends paid on preferred stock	(340)	(702)	(637)
Dividends paid on common stock	(2,430)	(938)	(149)
Proceeds from exercise of additional investment rights	3,530	-	-
Proceeds from exercise of stock options	807	745	317
Net Cash Provided by Financing Activities	380,797	407,329	460,919

Net Increase / (Decrease) in Cash and Cash Equivalents	6,079	(35,691)	24,880

Cash and Cash Equivalents, Beginning of Year	22,551	58,242	33,362

Cash and Cash Equivalents, End of Year	$28,630	$22,551	$58,242

Supplementary Information
Change in valuation allowance
for investment securities	$4,322	$594	$(5,422)
Conversion of Series B preferred stock	$-	$26,491	$-
Income taxes paid	$13,075	$11,910	$9,716
Interest paid	$42,620	$21,900	$10,519
Transfer of loans to other real estate owned	$-	$-	$111

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

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Vineyard Bank (the “Bank”). All inter-company balances and transactions have been eliminated.

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates eleven banking centers within San Bernardino, Riverside, Orange County, San Diego and Los Angeles counties of California, as well as three loan production offices in San Diego, Marin and Orange counties of California. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added consumer services.

Investments in Unconsolidated Subsidiaries

The Company accounts for its investments in its wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII and Vineyard Statutory Trust IX (collectively, the “Trusts”) using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s Statement of Income and the investment in the Trusts is included in Other Assets on the Company’s Balance Sheet.

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

Management uses available information to recognize losses on loans and foreclosed real estate, however future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the FRB. The Bank complied with the reserve requirements as of December 31, 2005.

The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts as of December 31, 2005.

Investment Securities

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

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

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value of the loan, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

To calculate the gain (loss) on a loan participation sold, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized to other expense over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value. The Bank uses a range of assumptions for the discount rate and prepayment speed in calculating the gain on sale of loans and the related servicing asset. Different prepayment speeds are used based on the loan terms.

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

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit. The reserve for unfunded commitments is included in other liabilities on the Company’s Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on the Company’s Statement of Income.

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2005, 2004 and 2003, was $3.0 million, $2.0 million and $1.0 million, respectively.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations. At December 31, 2005 and 2004, there was no other real estate owned.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

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

Advertising Costs

The Company expenses the costs of advertising in the periods benefited.

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

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The phase-in period for this pronouncement begins January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the financial condition or operating results of the Company, based on the existing stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net income and EPS would have been reduced to the pro forma amounts indicated below. The EPS was adjusted to reflect the two-for-one stock split in August 2004, and 5% stock dividends paid in January 2004 and January 2003.

(Dollars in Thousands)	Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$18,911	$13,987	$7,992
Stock-based compensation that would have been reported
using the fair value method of SFAS No. 123	(110)	(339)	(189)
Pro forma net income	$18,801	$13,648	$7,803

Basic Shares	9,311,252	7,692,057	6,097,036
Diluted Shares	9,744,474	8,929,760	7,193,604

Basic earnings per share:
As reported	$1.97	$1.72	$1.21
Pro forma	$1.96	$1.67	$1.18

Diluted earnings per share:
As reported	$1.89	$1.55	$1.09
Pro forma	$1.87	$1.52	$1.06

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is the only component of accumulated other comprehensive income for the Company.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to 2005 classifications.

Current Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins on January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements based on the existing stock option plan. The Company anticipates that the impact of SFAS No. 123R will approximate the pro forma results under SFAS No. 123 presented in Note #1 to the financial statements. Future impact of the adoption of SFAS No. 123R will depend on levels of share-based payments granted in the future, as well as the assumptions, the fair value model used to value them, and the market value of our common stock. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. The impact of adopting SFAS No. 123R will not be material to our reported cash flows.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The guidance of SAB No. 107 will not have a material impact on the financial condition or operating results of the Company.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

On August 31, 2005, the FASB Staff issued FSP FAS 123I-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. This FSP defers the requirement that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123R unless its terms are modified when the holder is no longer an employee. The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123R on January 1, 2006.

On October 18, 2005, the FASB Staff issued FSP FAS 123I-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123I. This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee’s award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123R on January 1, 2006.

On March 3, 2005, the FASB Staff issued FSP FIN 46I-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on the Company’s consolidated financial statements.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Note #2 - Investment Securities

At December 31, 2005 and 2004, the investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,751	$-	$(126)	$11,625
Mortgage backed securities	243,786	-	(8,806)	234,980
Mutual funds	2,121	-	(32)	2,089
Total	$257,658	$-	$(8,964)	$248,694

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,033	$-	$(532)	$10,501
Mortgage backed securities	215,045	116	(4,228)	210,933
Mutual funds	2,042	4	-	2,046
Total	$228,120	$120	$(4,760)	$223,480

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds of $2.1 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$14,888	$14,650	$228,898	$220,330
U.S. agency securities	-	-	11,751	11,625
Total	$14,888	$14,650	$240,649	$231,955

The Company did not sell any investment securities during 2005, and as such, there was no gain on sale of investment securities. Included in stockholders’ equity at December 31, 2005 is $5.2 million of net unrealized losses (net of $3.7 million estimated tax benefit) on investment securities available-for-sale.

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

Securities with a carrying value and fair value of $246.6 million and $221.4 million at December 31, 2005 and 2004, respectively, were pledged to secure public monies as required by law and FHLB advances.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,625	$(126)	$11,625	$(126)
Mortgage backed securities	81,636	(1,592)	153,344	(7,214)	234,980	(8,806)
Mutual funds	2,089	(32)	-	-	2,089	(32)
Total	$83,725	$(1,624)	$164,969	$(7,340)	$248,694	$(8,964)

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$10,501	$(532)	$10,501	$(532)
Mortgage-backed securities	56,497	(225)	139,523	(4,003)	196,020	(4,228)
Mutual funds	-	-	-	-	-	-
Total	$56,497	$(225)	$150,024	$(4,535)	$206,521	$(4,760)

As of December 31, 2005 and 2004, the Company had 22 and 14 investment securities, respectively, that were in an unrealized loss position.  Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Note #3 - Loans

Almost all of the Bank’s loans, commitments, and commercial and standby letters of credit are granted to customers in the Company’s market area, which includes San Bernardino, Riverside, Los Angeles, San Diego, Orange and Marin counties in California. These loans are collateralized in accordance with the Company’s policy. The concentrations of credit by type of loan are outlined as follows:

(Dollars in Thousands)	As of
	December 31, 2005	December 31, 2004

Commercial and industrial	$54,757	$36,095
Real estate construction:
Singe-family coastal	392,183	298,984
Singe-family tract	129,706	129,900
Commercial	61,392	36,215
Real estate mortgage:
Commercial	321,821	216,609
Multi-family residential	246,597	189,912
Land	91,035	61,979
All other residential	64,426	56,983
Consumer loans	15,205	2,905
All other loans (including overdrafts)	207	137
	1,377,329	1,029,719
Unearned premium on loans	484	541
Deferred loan fees	(4,714)	(3,223)
Loans, Net of Unearned Income	$1,373,099	$1,027,037

The Bank had approximately $452.4 million and $307.7 million in loans pledged to secure FHLB borrowings at December 31, 2005 and 2004, respectively.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	At December 31,
	2005	2004	2003
Impaired loans with a valuation allowance	$-	$-	$-
Impaired loans without a valuation allowance	964	-	173
Total impaired loans	$964	$-	$173

Valuation allowance related to impaired loans	$-	$-	$-

(Dollars in Thousands)	Years Ended December 31,
	2005	2004	2003
Average recorded investment in impaired loans	$3,472	$238	$97
Cash receipts applied to reduce principal balance	$4,705	$671	$-
Interest income recognized for cash payments	$338	$21	$-

No additional funds were committed to be advanced in connection with impaired loans.

All of the loans identified in the tables above were non-accrual loans at year end and none had a specific valuation allowance. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.3 million, $38,000 and $11,000 for the years ended 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the Company had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2005 and 2004, no loans were classified as troubled debt restructurings.

The Bank also originates SBA loans for sale to institutional investors. At December 31, 2005 and 2004, the unpaid principal balance of SBA loans serviced for others totaled $42.0 million and $29.0 million, respectively. The gain on sale of SBA loans was $1.5 million, $1.6 million, and $1.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company originates SBA loans, and sells the guaranteed and/or unguaranteed portions of the loans, while retaining the servicing rights. The balance of capitalized servicing rights included in “other assets” on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004 was $1.4 million and $1.7 million, respectively. The fair values of these rights approximate their book values respectively.

The following table sets forth the activity relating to servicing rights for the years ended December 31, 2005, 2004 and 2003.

(Dollars in Thousands)	Years Ended December 31,
	2005	2004	2003
Servicing rights, beginning of year	$1,705	$831	$192
Servicing rights added in year, net	324	1,143	721
Servicing rights amortized	(671)	(269)	(82)
Servicing rights, end of year	$1,358	$1,705	$831

In order to determine the assumptions used in the capitalization of the SBA servicing rights, the Company groups together the SBA loans sold based on the term of the loan, and determines an appropriate prepayment speed and discount rate for each group. Management performs analyses each quarter to reassess these assumptions. In calculating the gain on sale of SBA loans and the related servicing asset, the Bank used the following ranges of assumptions for sales recorded in 2005:

Assumption	Range
Discount Rate	7.75% to 10.75%
Prepayment Speed (CPR)	5.5 to 26.92

The following summarizes servicing rights capitalized and amortized:

(Dollars in Thousands)	Years Ended December 31,
	2005	2004	2003
Mortgage servicing rights capitalized	$316	$1,143	$721
Mortgage servicing rights amortized	$671	$269	$82
Valuation allowances	$-	$-	$-

Note #4 - Allowance for Loan and Lease Losses

Transactions in the allowance for loan and lease losses are summarized as follows:

(Dollars in Thousands)	2005	2004	2003

Balance, Beginning of year	$11,969	$7,358	$2,937
Credit from acquisition of Southland Business Bank	-	-	895
Recoveries on loans previously charged off	67	122	72
Loans charged off	(160)	(392)	(143)
Provision charged to operating expense	1,886	4,881	3,597
Balance, End of year	$13,762	$11,969	$7,358

During the fourth quarter of 2005, the Company reclassified the off-balance sheet portion of the ALLL to the reserve for unfunded commitments in the other liabilities section of the balance sheet, and reclassified the off-balance sheet portion of the provision for possible loan losses to other non-interest expense in the income statement, in accordance with accounting principles generally accepted in the United States of America. The reserve for unfunded commitments was $1.3 million and $1.0 million as of December 31, 2005 and 2004, respectively. The ALLL and the reserve for unfunded commitments totaled $15.1 million or 1.1% of gross on-balance sheet loans at December 31, 2005. All prior period information has been adjusted to reflect this change.

Note #5 - Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain Directors and Officers and the companies with which they are associated. All such loans were made under the terms which are consistent with the Bank’s normal lending policies. The outstanding loans to Directors and Officers at December 31, 2005 and 2004, amounted to $0.5 million and $0.3 million, respectively. Not included in the balances outstanding at December 31, 2005 and 2004, were undisbursed commitments to lend of $1.6 million and $0.7 million, respectively. There were no non-accruing loans to Directors and Officers or loans classified by the Company’s regulatory agencies or by the Company in 2005 and 2004.

The following table shows the activity of loans to Officers and Directors for the dates specified:

(Dollars in thousands)	As of December 31,
	2005	2004
Balance, Beginning of year	$347	$466
Credit granted, including renewals	356	656
Repayments	(245)	(775)
Balance, End of year	$458	$347

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $0.9 million and $1.0 million, respectively.

Note #6 - Premises and Equipment

Major classifications of the Company’s premises and equipment are summarized as follows:

(Dollars in Thousands)	December 31,
	2005	2004
Buildings	$4,971	$4,255
Furniture and equipment	14,541	10,284
Leasehold improvements	7,990	3,392
Bank owned autos	786	812
	28,288	18,743
Less: Accumulated depreciation and amortization	(10,998)	(8,116)
Construction in progress	617	487
Land	1,285	1,285
Total	$19,192	$12,399

The Company is obligated under leases for equipment and property. The original terms of the leases range from six months to fifteen years. Property leases contain options to extend for periods from one year to ten years. Options to extend which have been exercised and the related lease costs are included below. The following is a schedule of future minimum lease payments based upon obligations at December 31, 2005.

(Dollars in Thousands)

Year Ending
December 31,
2006	$2,682
2007	2,748
2008	2,809
2009	2,858
2010	2,201
Thereafter	8,158
Total	$21,456

Total property and equipment lease expense for the years ended December 31, 2005, 2004 and 2003, was $2.4 million, $1.3 million and $0.8 million, respectively.

In November 2005, the Bank entered into an agreement (the “Agreement”) with the landlord of the Corona Pointe building, Rexco Magnolia, LLC (“Rexco”), to terminate the lease that was in existence as of December 31, 2005 (the “Old Lease”) for this building and enter into a new lease agreement (the “New Lease”) effective February 1, 2006. The Old Lease term was through February 2015 and contained an option which gave the Bank the right to purchase the building during a 12-month period from February 2006 to January 2007. Upon the execution of the Agreement and New Lease, and contingent upon receiving consideration from Rexco, the Bank no longer has a right to purchase the building. On February 28, 2006, Rexco paid $2 million in dispensation for the termination of this purchase option and $3 million as rent concession for the New Lease. The total proceeds will be deferred and amortized into the Bank’s income statement over the expected life of the New Lease. The Bank’s future rental obligations under the Old Lease total $6.4 million through February 2015 and are reflected in the table above. The future rental obligations under the New Lease total $12.9 million through February 2018.

Note #7 - Time Deposit Liabilities

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2005 and 2004 was $364.2 million and $204.0 million, respectively and total time certificates of deposit amounted to $662.9 million and $387.1 million, respectively. At December 31, 2005, the scheduled maturities of total time certificates of deposit are as follows:

Maturity
2006	$630,335
2007	31,630
2008	862
2009	82
$662,909

Note #8 - Borrowings

The Bank has unsecured borrowing lines with seven correspondent banks totaling $86.0 million and a secured borrowing line with FHLB totaling $681.9 million as of December 31, 2005, representing 40% of total assets of the Bank. The Company also has a $30.0 million line of credit and a $5.0 million offering line of credit (collectively, the “credit facility”) with a correspondent bank. The $5.0 million offering line of credit is at the discretion of the correspondent bank at the time of request for funding by the Company. There was $10.0 million and $0 outstanding under the credit facility as of December 31, 2005 and 2004, respectively.

FHLB Advances

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances consist of the following as of December 31, 2005:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2006	4.04%	$164,000
2007	4.76%	25,000
2008	4.79%	25,000
	4.21%	$214,000

Subordinated Debentures

During 2002, the Company issued $5.0 million in subordinated debt. The debt bears a floating rate of interest of 3.05% over the three month LIBOR, and has a fifteen-year maturity, with quarterly interest payments. The outstanding balance of this subordinated debt was $5.0 million at December 31, 2005 and 2004, and the effective interest rate at December 31, 2005 was 7.57%.

Note #9 - Junior Subordinated Debentures

In December 2001, December 2002, September 2003, December 2003, March 2004, May 2004, December 2004, April 2005, and August 2005 the Company issued Floating Rate Junior Subordinated Debentures (the “debt securities”) to the Trusts. These debt securities are subordinated to effectively all borrowings of the Company. The Company also owns a 3% minority interest in each of the Trusts. The balance of the equity of the Trusts is comprised of mandatorily redeemable preferred securities and is included in “other assets” on the Company’s Consolidated Balance Sheets.

The following table sets forth information on each of the Trusts:

(Dollars in Thousands)				As of December 31, 2005
	Interest Rate	Due Date	Minority Interest	Effective Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.10%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	7.50%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	7.20%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	7.09%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	7.00%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	7.04%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	6.41%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	6.63%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	6.08%	15,464
			$2,913		$96,913

Under FIN No. 46R, the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN No. 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2005, the Company has included the junior subordinated debentures in its Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.

In August 2005, the Company filed a shelf registration statement, which allows the Company to publicly offer and sell $125.0 million shares of debt and equity securities from time to time. In conjunction with this shelf registration statement, the Company established Vineyard Statutory Trust X, which may be used to publicly issue trust preferred securities, should the Company choose to raise capital through this method.

Note #10 - Income Taxes

The provision for income taxes consists of the following:

(Dollars in Thousands)	Year Ended December 31,
	2005	2004	2003
Federal Income Tax
Current	$11,239	$6,889	$6,013
Deferred / (credit)	(1,353)	25	(1,863)
Total Federal Income Tax	9,886	6,914	4,150

State Franchise Tax
Current	3,672	2,748	2,132
Deferred / (credit)	(282)	7	(742)
Total State Franchise Tax	3,390	2,755	1,390

Change in valuation allowance	-	-	-
Total Income Taxes	$13,276	$9,669	$5,540

As a result of the following items, the total income tax provision for the years ended December 31, 2005, 2004 and 2003, was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in Thousands)	2005		2004		2003
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal rate	$11,265	35.0%	$8,280	35.0%	$4,601	34.0%
Changes due to state income
tax, net of federal tax benefit	2,268	7.0%	1,680	7.1%	961	7.1%
Change in valuation allowance	-	0.0%	-	0.0%	-	0.0%
Other	(257)	-0.8%	(291)	-1.2%	(22)	-0.2%
Total	$13,276	41.2%	$9,669	40.9%	$5,540	40.9%

The deferred tax assets and liabilities of the Company are composed of the following tax-affected cumulative timing differences:

(Dollars in Thousands)	December 31,
	2005	2004
Deferred Tax Assets
Reserve for loan losses	$5,730	$4,933
Deferred compensation	1,468	955
Non-deductible reserves	1,307	1,187
Net operating loss	838	897
Other assets and liabilities	1,505	934
Other unrealized loss on securities	3,718	1,903
	14,566	10,809
Deferred Tax Liabilities
Other assets and liabilities	(829)	(520)
Deferred costs	(1,706)	(1,371)
Fixed assets	(385)	(722)
	(2,920)	(2,613)
Net Deferred Tax Assets	$11,646	$8,196

In conjunction with the acquisition of Southland Bank in 2003, the Company had a net operating loss available for carry forward for federal income tax purposes which expires through 2021. As of December 31, 2005, the net operating loss available for carry forward amounted to $2.2 million.

In addition, the Company has a net operating loss carry forward of $1.1 million for state franchise tax purposes, which expires through 2013. Due to the “ownership change” as defined under Internal Revenue Code Section 382, the Company’s net operating losses are subject to limitation, which amounts to approximately $139,000 per year.

Under Section 382, which has also been adopted under California law, if, during any three-year period there is more than a 50 percent change in the ownership, then the future use of any pre-change net operating losses or built-in losses are subject to an annual percentage limitation based on the value of the Company at the ownership change date.

Note #11 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2005 and 2004, the amounts of the Company’s undisbursed loan funds were $595.3 million and $439.4 million, respectively, and obligations under standby and commercial letters of credit were $5.0 million and $1.7 million, respectively.

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

In the normal course of business, the Company is subject to legal actions and complaints. At December 31, 2005, management is not aware of any material pending legal action or complaint asserted against the Company.

Note #12 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.7 million and $0.1 million, respectively, of compensation expense for the release of ESOP shares for the years ended December 31, 2005 and 2004.

For purposes of earnings per share (“EPS”) computations and in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004, 6,006 shares were allocated to participants under the ESOP. In December 2005, 23,507 shares were allocated to participants under the ESOP.

As of December 31, 2005, 29,513 shares held by the ESOP had been allocated to participants. The 268,487 unallocated shares represented 2.8% of the total number of common shares outstanding at December 31, 2005. The fair value of unallocated ESOP shares as of December 31, 2005 was $8.3 million.

Note #13 - Perpetual Preferred Stock

On April 15, 2005, the Company issued 10,000 shares of Series C Preferred Stock through a private placement transaction with an institutional investor as part of a pooled transaction. The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to the Company’s common stock.

Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by the Company’s Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the initial rate was set at 6.95%. Cash dividends were paid in July 2005, October 2005, and January 2006. The Company declared $0.5 million in Series C Preferred Stock cash dividends in 2005.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

Note #14 - Dividends and Stock Splits

The Company initiated a cash dividend program in 2003. The Company paid $0.05, $0.06, $0.07 and $0.08 per share cash dividend in February 2005, May 2005, September 2005 and December 2005, respectively. The Company paid $0.02, $0.03, $0.03, and $0.04 per share cash dividend in February 2004, May 2004, August 2004, and November 2004. During August and November of 2003, the Company paid $0.01 and $0.02 per share cash dividend, respectively. The total amount of cash dividends on common stock paid during the year ended December 31, 2005 and 2004 was $2.4 million and $0.9 million, respectively.

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

Note #15 - Sale of Capital Stock in Private Placement

During June 2004, the Company issued and sold 800,000 shares of its common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. The Company also granted the investors Warrants to purchase up to 160,000 additional shares of common stock. The Warrants entitle the holders to exercise their Warrants and purchase shares of common stock for $25.00 per share (the “Exercise Price”) at any time through June 21, 2011 (the “Expiration Date”). The Warrants exercised prior to the Expiration Date can be settled on a “net share” basis, wherein investors receive common stock equal to the difference between the Exercise Price and the average closing sale price for the common shares over the five trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the Warrants on a net share basis, provided certain conditions are satisfied. As of December 31, 2005, there have been no exercises of the Warrants and all Warrants issued remain outstanding. The Company down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and the remaining proceeds were used by the Company for general corporate purposes.

The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

In December 2004, the Company issued and sold 483,100 shares of its common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. The Company used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, repay other debt, and for other general corporate purposes. The Company also granted the investors Rights to purchase an additional 120,775 shares of common stock for $31.05 per share. The Company filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005. The Rights had an expiration date of June 15, 2005, 90 trading days after the effective date of the registration statement. Prior to the expiration date of the Rights, all Rights were exercised, yielding proceeds of $3.5 million, net of fees and expenses.

The common stock, Warrants and Rights were initially offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act.

Note #16 - Registration Statements

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

On December 15, 2005, the Company filed a registration statement on Form S-8 with the SEC to register shares of the Company’s common stock issuable under the 2005 Restricted Share Plan, 2004 Restricted Share Plan and 2003 Restricted Share Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank’s actual regulatory capital amounts and ratios:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.13%	$129,100	8.00%	$161,400	10.00%
Consolidated	$218,894	13.52%	$129,500	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.20%	$64,500	4.00%	$96,800	6.00%
Consolidated	$139,715	8.63%	$64,800	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.70%	$67,300	4.00%	$84,100	5.00%
Consolidated	$139,715	8.26%	$67,700	4.00%	N/A	N/A

As of December 31, 2004
Total capital to risk-weighted assets:
Bank	$160,509	13.49%	$95,159	8.00%	$118,949	10.00%
Consolidated	$174,212	14.60%	$95,474	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$147,508	12.40%	$47,580	4.00%	$71,369	6.00%
Consolidated	$116,280	9.74%	$47,737	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$147,508	11.33%	$52,066	4.00%	$65,083	5.00%
Consolidated	$116,280	8.90%	$52,276	4.00%	N/A	N/A

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

Note #18 - Employee and Director Benefit Plans

A. Deferred Compensation Plan

The Company has a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) whereby they may defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants always have a fully vested right to benefits attributable to deferrals and company contributions made under the plan. The Company may make matching contributions of officers’ deferrals up to a maximum of 25% to 100% of participants’ deferrals to a maximum of 10% of the participant’s pre-tax annual base salary. The Company’s contribution, in the aggregate, for all participants shall not exceed 4% of compensation of all Company employees. The deferred compensation expense was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

B. Defined Contribution Plan

The Company has a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees may contribute from 1% to 100% of their compensation with a maximum of $15,000 for 2005. During 2004, the Company added a catch-up provision, which allows an additional annual employee contribution of $5,000 for any eligible employee who is at least 50 years old. The Company’s contribution to the plan is based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation. The Company’s matching contribution becomes vested immediately. The Company’s expense relating to this plan was $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

C. Directors’ Deferred Compensation Plan

The Company has a Directors’ Deferred Compensation Plan which allows directors to defer board of directors’ fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, or disability. The Company is under no obligation to make matching contributions to the plan. During 2005, 2004 and 2003, $0.2 million, $0.2 million and $0.2 million (inclusive of deferred board fees and interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year), respectively, was expensed for this plan.

D. Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan, which will provide retirement benefits for the former chief executive officer of the Bank. Benefits under this plan are fully vested upon participation. During 2005, 2004 and 2003, $0.1 million, $0.1 million and $0.2 million, respectively, were expensed for this plan. The benefits to be paid amount to $75,000 per year for 15 years, and commenced in 2003.

E. Restricted Stock Plans

The Company adopted Restricted Stock Plans during 2002, 2003, 2004 and 2005 pursuant to which the Company may grant restricted share awards to key employees and directors. As of December 31, 2005, an aggregate of 350,525 shares remain available for issuance under the Restricted Stock Plans. During 2005, 2004, and 2003, 95,033, 45,030 and 26,776 shares of restricted stock were granted which cliff vest in four years. All share amounts have been adjusted to reflect the 5% stock dividends paid in January 2003 and January 2004 and the two-for-one stock split in August 2004. Compensation expense to the Company is based upon the fair market value of the stock on the grant date and is recognized evenly over the vesting period. Total expense recorded during 2005, 2004, and 2003 was $0.8 million, $0.3 million, and $0.1 million, respectively, related to these restricted shares.

Note # 19 - Stock Repurchase Program

In July 2002, the Company adopted a stock repurchase program in the initial amount of $2.0 million. In each month of December 2003, January 2005 and May 2005, the Company approved increases in its stock repurchase program of $5.0 million, and in October 2005, the Company announced an additional $20.0 million increase to the program, for a total of $37.0 million. Under its stock repurchase program, the Company has been acquiring its common stock shares in the open market. The shares repurchased by the Company under the stock repurchase program are held as treasury shares or shares under the restricted share plans. The Company’s stock repurchase program does not have an expiration date. During the year ended December 31, 2005, 91,383 shares were repurchased under the 2005 Restricted Stock Plan and 487,986 shares were repurchased as treasury stock. As of December 31, 2005, the Company had $14.7 million remaining for the repurchase of common stock shares under the stock repurchase program.

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

During 1997, the Board of Directors and stockholders of the Company elected to terminate the existing 1987 Plan and approve the 1997 Incentive Stock Option Plan (the “Plan”). The Plan initially authorized 441,000 shares of the Company’s authorized but unissued common stock to be combined with the 117,560 shares which remained under the 1987 Plan. In addition, during 2002, the Board of Directors and shareholders of the Company approved an increase in the authorized stock option capacity of the Plan by 441,000 shares. The 1987 Plan and the Plan authorized a total of 1,159,830 shares to be granted. Directors of the Company are eligible to participate under the Plan. Options vest at a rate determined by the Board of Directors. Options granted expire on such date as the Compensation Committee or Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

The fair value of each option granted during 2003 and 2002, respectively, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.35% and 3.31%, respectively; dividend yield of 0.1% and 0.0%, respectively; volatility of 36% for both years; and expected life of 7 years for both years. There were no options granted during 2004 and 2005.

A summary of the status of the Plan as of December 31, 2005, 2004 and 2003, respectively, and changes during the years ending on those dates is presented below. All share amounts have been adjusted to reflect the 5% stock dividends paid in January 2003 and January 2004 and the two-for-one stock split in August 2004.

	2005			2004
	Number of Shares		Weighted-	Number of Shares		Weighted-
	Available		Average	Available		Average
	For		Exercise	For		Exercise
	Granting	Outstanding	Price	Granting	Outstanding	Price
Outstanding at beginning of year	7,572	572,125	$4.25	7,572	786,454	$4.06
Exercised	-	(144,970)	$5.57	-	(214,329)	$3.48
Cancelled	-	-	-	-	-	-
Granted	-	-	-	-	-	-
Outstanding at end of year	7,572	427,155	$3.84	7,572	572,125	$4.25

Options exercisable at year-end		419,158	$3.84		478,376	$4.23
Weighted-average fair value of
options granted during the year		$-			$-

	2003
	Number of Shares		Weighted-
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding at beginning of year	92,464	844,882	$3.15
Exercised	-	(143,320)	$2.22
Cancelled	25,358	(25,358)	$4.26
Granted	(110,250)	110,250	$8.69
Outstanding at end of year	7,572	786,454	$4.06

Options exercisable at year-end		398,748	$3.27
Weighted-average fair value of
options granted during the year		$3.82

The following table summarizes information about incentive stock options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$1.36 - $2.27	91,929	5.06 Years	$1.75	85,682	$1.72
$2.95 - $4.06	308,976	6.35 Years	$3.75	308,976	$3.75
$7.62 - $13.33	26,250	7.56 Years	$12.19	24,500	$11.52
	427,155	6.15 Years	$3.84	419,158	$3.84

Note #21 - Restriction on Subsidiary Transactions

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the regulatory authorities, net income for the year and the retained net income for the preceding two years. The Bank paid $11.0 million in dividends to the Company in 2005 and $4.0 million in 2004.

Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings.

At December 31, 2005, the maximum combined amount of funds available from these two sources amounted to approximately $73.6 million or 38% of the Bank’s stockholders’ equity.

Note #22 - Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2005, 2004 and 2003:

(Dollars in Thousands)	2005	2004	2003
Other non-interest expense:
Data processing	$819	$740	$670
Marketing	1,103	855	518
Professional services	1,342	1,309	870
Office supplies, postage and telephone	1,577	1,423	985
Insurance and assessments	793	558	320
Administrative	535	507	279
Business development	1,785	1,103	866
Other	1,410	1,052	583
Provision for off-balance sheet credit losses	314	853	113
Total other non-interest expense	$9,678	$8,400	$5,204

Note #23 - Income per Common and Common Equivalent Share

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS. All share and per share data has been adjusted to reflect the two-for-one stock split in August 2004 and the 5% stock dividends paid in January 2004 and 2003.

(Dollars in Thousands)	2005		2004		2003
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$18,911		$13,987		$7,992
Less preferred stock dividends declared	(540)		(702)		(637)
Less excess cost to redeem preferred stock	-		(71)		-
Shares outstanding at year-end		9,427,690		9,581,941		6,291,430
Unreleased and unallocated ESOP shares		(268,487)		(291,994)		-
Impact of weighting shares
issued during the year		152,049		(1,597,890)		(194,394)
Used in basic EPS	18,371	9,311,252	13,214	7,692,057	7,355	6,097,036
Add: Anti-dilutive effects of Series B
convertible preferred stock dividends	-		634		456
Dilutive effect of outstanding
stock options and warrants		433,222		1,237,703		1,096,568
Add: Anti-dilutive effects of Series B	-		20		-
convertible preferred stock redemption
Used in diluted EPS	$18,371	9,744,474	$13,868	8,929,760	$7,811	7,193,604

Note #24 - Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004, respectively. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

(Dollars in Thousands)	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$28,630	$28,630	$22,551	$22,551
Investment securities	248,694	248,694	223,480	223,480
Loans, net of unearned income	1,373,099	1,368,773	1,027,037	1,025,366
Accrued interest receivable	8,276	8,276	5,423	5,423

Liabilities
Non-interest bearing deposits	$154,664	$107,909	$127,466	$127,466
Interest bearing deposits	1,122,348	1,103,199	838,080	837,198
FHLB advances and other borrowings	224,000	214,792	177,000	176,896
Subordinated debentures	5,000	5,075	5,000	5,000
Junior subordinated debentures	96,913	98,350	71,139	71,139
Accrued interest payable	2,662	2,662	1,937	1,937

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$600,295	$6,003	$441,087	$4,411

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

• Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values due to the short-term nature of the assets.

• Investment Securities

Fair values are based upon quoted market value since the investment portfolio is designated as available-for-sale.

• Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value. All loans are discounted by their current offering rates.

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

The fair values of the non-maturity deposits were calculated by discounting the implicit maturity buckets at different points along the FHLB yield curve. The fair values for certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered for CDs with similar terms.

• FHLB Advances

The fair value of fixed-rate FHLB advances is determined by discounting contractual cash flows at current market interest rates.

• Junior Subordinated Debentures and Subordinated Debt

The fair values of junior subordinated debentures and subordinated debt are estimated by discounting each balance by the current 3 month LIBOR rate plus its spread.

• Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #25 - Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Condensed Balance Sheets
(Dollars in thousands)	December 31,
	2005	2004	2003
Assets
Cash and cash equivalents	$12,716	$11,072	$9,745
Investment in subsidiary	191,961	145,524	83,194
Prepaid expenses	2,360	2,287	1,431
Other assets	7,526	3,997	1,958
Total Assets	$214,563	$162,880	$96,328

Liabilities
Accrued interest and other liabilities	$2,665	$1,514	$1,006
Debt payable	10,000	-	-
Subordinated debentures	5,000	5,000	5,000
Junior subordinated debentures	96,913	71,139	38,147
Total Liabilities	114,578	77,653	44,153

Stockholders' Equity
Preferred stock	9,665	-	28,999
Common stock	60,972	70,536	9,739
Stock dividends to be distributed	-	-	4,981
Additional paid-in capital	4,443	3,772	3,307
Unallocated ESOP shares	(6,304)	(6,856)	-
Retained earnings	31,209	17,775	5,149
Total Stockholders' Equity	99,985	85,227	52,175
Total Liabilities and Stockholders' Equity	$214,563	$162,880	$96,328

Condensed Statements of Income

(Dollars in thousands)	For the years ended December 31,
	2005	2004	2003
Income
Other income	$159	$76	$30
Total Income	159	76	30

Expenses
Interest expense	5,709	3,304	1,414
Salaries and benefits	2,111	706	277
Other	1,132	1,189	541
Allocated income tax benefit	(3,760)	(2,131)	(911)
Total Expenses	5,192	3,068	1,321

Loss Before Equity in Undistributed
Income of Subsidiary	(5,033)	(2,992)	(1,291)

Equity in Undistributed Income of Subsidiary	23,944	16,979	9,283

Net Income	$18,911	$13,987	$7,992

Condensed Statements of Cash Flows
(Dollars in thousands)	For the years ended December 31,
	2005	2004	2003

Cash Flows From Operating Activities
Net Income	$18,911	$13,987	$7,992
Adjustments to Reconcile Net Income
to Net Cash Used In Operating Activities
Increase in other assets	(2,828)	(1,903)	(931)
Allocation of ESOP shares	724	133	-
Undistributed earnings of subsidiary	(23,944)	(16,979)	(9,283)
Increase in other liabilities	951	507	212
Net Cash Used In Operating Activities	(6,186)	(4,255)	(2,010)

Cash Flows From Investing Activities
Investment in subsidiary	(36,000)	(49,000)	(35,000)
Dividends received from subsidiary	11,000	4,000	-
Net Cash Used In Investing Activities	(25,000)	(45,000)	(35,000)

Cash Flows From Financing Activities
Proceeds from issuance of junior subordinated debentures	25,000	32,000	20,000
Proceeds from issuance of common stock	-	29,200	-
Increase/(decrease) in other borrowings	10,000	-	(5,000)
Redemption and conversion of preferred stock	-	(2,579)	-
Purchase of common stock to pre-fund ESOP	-	(6,997)	-
Proceeds from issuance of preferred stock	9,665	-	26,549
Stock repurchased	(14,364)	(1,612)	(1,884)
Cash dividends paid	(2,770)	(1,640)	(786)
Cash paid in lieu of fractional shares	-	(15)	(4)
Proceeds from exercise of additional investment rights	3,530	-	-
Proceeds from exercise of warrants	463	1,007	30
Proceeds from exercise of stock options	1,306	1,218	317
Net Cash Provided By Financing Activities	32,830	50,582	39,222

Net Increase in Cash and Cash Equivalents	1,644	1,327	2,212

Cash and Cash Equivalents, Beginning of Year	11,072	9,745	7,533

Cash and Cash Equivalents, End of Year	$12,716	$11,072	$9,745

Supplemental Information
Conversion of Series B preferred stock	$-	$26,491	$-
Tax benefit from exercise of non-qualified stock options	$499	$473	$-

Note #26 - Subsequent Events

On February 23, 2006, the Company’s Board of Directors declared a cash dividend on the Series C Preferred Stock. The dividend will be paid on April 3, 2006 to shareholders of record on March 1, 2006.

On February 9, 2006, the Company’s Board of Directors approved the declaration of a $0.08 per common share quarterly cash dividend. The dividend will be payable on March 24, 2006 to shareholders of record on March 10, 2006.

On February 1, 2006, the Company opened a new loan production office in Westlake Village, California. This new office will focus on the origination of high-end coastal construction loans, as well as income property (commercial and multifamily) loans. In conjunction with the opening of this new office, the Company entered into a three-year operating lease, and has approximately $54,000 in minimum future rental obligations.

On January 3, 2006, the Company paid $0.2 million in Series C Preferred Stock cash dividends. The dividend was declared by the Company’s Board of Directors on November 22, 2005 and was payable to shareholders of record as of November 22, 2005.

SELECTED QUARTERLY FINANCIAL DATA

	For the Year Ended December 31, 2005
(Dollars in thousands, except per share	First	Second	Third	Fourth
amounts)	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$22,694	$26,058	$29,806	$32,301	$110,859
Interest expense	7,692	9,950	12,170	13,533	43,345
Net interest income	15,002	16,108	17,636	18,768	67,514
Provision for possible loan losses	-	(850)	(500)	(536)	(1,886)
Net interest income after provision for
possible loan losses	15,002	15,258	17,136	18,232	65,628
Non-interest income	1,113	1,325	1,744	1,123	5,305
Non-interest expense	8,521	8,406	9,807	12,012	38,746
Income before income taxes	7,594	8,177	9,073	7,343	32,187
Income tax provision	3,177	3,419	3,794	2,886	13,276
Net income	$4,417	$4,758	$5,279	$4,457	$18,911
Net income per common share:
Basic	$0.47	$0.50	$0.54	$0.46	$1.97
Fully diluted	$0.45	$0.48	$0.52	$0.44	$1.89

	For the Year Ended December 31, 2004
(Dollars in thousands, except per share	First	Second	Third	Fourth
amounts)	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$15,182	$18,056	$20,313	$21,505	$75,056
Interest expense	4,068	5,077	6,161	6,748	22,054
Net interest income	11,114	12,979	14,152	14,757	53,002
Provision for possible loan losses	(1,769)	(1,033)	(1,348)	(731)	(4,881)
Net interest income after provision for
possible loan losses	9,345	11,946	12,804	14,026	48,121
Non-interest income	1,639	890	1,526	1,402	5,457
Non-interest expense	5,961	7,281	8,125	8,555	29,922
Income before income taxes	5,023	5,555	6,205	6,873	23,656
Income tax provision	2,054	2,270	2,535	2,810	9,669
Net income	$2,969	$3,285	$3,670	$4,063	$13,987
Net income per common share: (1)
Basic	$0.40	$0.42	$0.43	$0.46	$1.72
Fully diluted	$0.34	$0.37	$0.40	$0.43	$1.55
________________________

(1) Per share data has been adjusted to reflect the Company’s two-for-one stock split in August 2004.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. The Company’s management concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, Vavrinek, Trine, Day, & Co., LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

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
Rancho Cucamonga, California

We have audited management’s assessment, included in the accompanying Report of Management, that Vineyard National Bancorp and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vineyard National Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and cash flows for each of the years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Company LLP
Rancho Cucamonga, California
March 14, 2006

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officer of the Registrant

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation - Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company has adopted a Code of Ethics that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

ITEM 11. Executive Compensation

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Proxy Statement. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation-Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors" in the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

(1)  The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (6)
3.2	Bylaws of Vineyard National Bancorp (1)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (2)
4.1	Registration Rights Agreement (8)
4.2	Form of Warrant to Purchase Shares of Common Stock (3)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (6)
4.4	Additional Investment Right (12)
4.5	Registration Rights Agreement (12)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (6)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (6)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (6)*
10.4	Form of Vineyard National Bancorp 1997 Incentive Stock Option Plan Notice of Stock Option Grant (13)*
10.5	Vineyard National Bancorp 2002 Restricted Share Plan (6)*
10.6	Form of 2002 Restricted Share Award Agreement (13)*
10.7	Vineyard National Bancorp 2003 Restricted Share Plan (11)*
10.8	Form of 2003 Restricted Share Award Agreement (13)*
10.9	Vineyard National Bancorp 2004 Restricted Share Plan (9)*
10.10	Form of 2004 Restricted Share Award Agreement (13)*
10.11	Vineyard National Bancorp 2005 Restricted Share Plan (14)*
10.12	Form of 2005 Restricted Share Award Agreement (15)*
10.13	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (5)*
10.14
Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033 (6)

10.15
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001 (6)

10.16	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001 (6)

10.17	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II (6)
10.18	Guarantee Agreement, dated as of December 19, 2002 (6)
10.19
Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017 (6)

10.20
Indenture dated as of September 25, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2033 (4)

10.21	Amended and Restated Declaration of Trust, dated as of September 25, 2003, of Vineyard Statutory Trust III (4)
10.22	Guarantee Agreement, dated as of September 25, 2003 (4)
10.23
Indenture dated as of December 19, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (10)

10.24	Amended and Restated Declaration of Trust, dated as of December 19, 2003, of Vineyard Statutory Trust IV (10)
10.25	Guarantee Agreement, dated as of December 19, 2003 (10)
10.26	Indenture dated as of March 25, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)
10.27	Amended and Restated Declaration of Trust, dated as of March 25, 2004, of Vineyard Statutory Trust V (13)
10.28	Guarantee Agreement, dated as of March 25, 2004 (13)
10.29	Indenture dated as of May 18, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)
10.30	Amended and Restated Declaration of Trust, dated as of May 18, 2004, of Vineyard Statutory Trust VI (13)
10.31	Guarantee Agreement, dated as of May 18, 2004 (13)
10.32
Indenture dated as of December 22, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)

10.33	Amended and Restated Declaration of Trust, dated as of December 22, 2004, of Vineyard Statutory Trust VII (13)
10.34	Guarantee Agreement, dated as of December 22, 2004 (13)
10.35	Indenture dated as of April 15, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035
10.36	Amended and Restated Declaration of Trust, dated as of April 15, 2005, of Vineyard Statutory Trust VIII
10.37	Guarantee Agreement, dated as of April 15, 2005
10.38	Indenture dated as of August 19, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035
10.39	Amended and Restated Declaration of Trust, dated as of August 19, 2005, of Vineyard Statutory Trust IX
10.40	Guarantee Agreement, dated as of August 19, 2005
11	Statement regarding computation of per share earnings. See Note 23 to the Consolidated Financial Statements included in Item 8 hereof
14	Code of Ethics (10)
21	Subsidiary of the Registrant (See “Business” in Item 1 hereof for the required information)
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
___________________

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the SEC on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the SEC.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the SEC on November 25, 2002.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed by the Registrant with the SEC on November 7, 2003.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the SEC on March 30, 2001.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the SEC on March 28, 2003.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the SEC on July 30, 2003.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 21, 2004.

(9)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant with the SEC on March 22, 2004.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed by the Registrant with the SEC on November 10, 2004.

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 10, 2004.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Registrant with the SEC on March 10, 2005.

(14)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the SEC on April 18, 2005.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed by the Registrant with the SEC on November 4, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 14th day of March, 2006.

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

NAME	TITLE	DATE

/s/ Norman A. Morales		March 14, 2006
Norman A. Morales	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Frank S. Alvarez		March 14, 2006
Frank S. Alvarez	Chairman of the Board

/s/ Charles L. Keagle		March 14, 2006
Charles L. Keagle	Director

/s/ Joel H. Ravitz
Joel H. Ravitz	Director	March 14, 2006

/s/ James G. LeSieur III
James G. LeSieur III	Director	March 14, 2006
March 14, 2006

/s/ David A. Buxbaum
David A. Buxbaum	Director

/s/ Gordon Fong
Gordon Fong	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2006