Form 10-Q
period 2006-03-31
VINEYARD NATIONAL BANCORP
filed 2006-05-10
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 9,432,239 shares of common stock as of May 1, 2006.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005,
AND DECEMBER 31, 2005

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

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2006 AND DECEMBER 31, 2005

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$42,799	$28,630
Investment securities, available-for-sale	237,970	248,694
Loans, net of unearned income	1,519,513	1,373,099
Less: Allowance for probable loan losses	(15,000)	(13,762)
Net Loans	1,504,513	1,359,337
Bank premises and equipment, net	19,352	19,192
Accrued interest	8,814	8,276
Federal Home Loan Bank ("FHLB") and other stock, at cost	16,169	19,155
Deferred income tax asset	12,267	11,646
Other assets	16,581	18,708
TOTAL ASSETS	$1,858,465	$1,713,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$173,975	$154,664
Interest-bearing	1,207,110	1,122,348
Total Deposits	1,381,085	1,277,012

FHLB advances and other borrowings	259,000	224,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	96,913	96,913
Accrued interest and other liabilities	18,901	10,728
TOTAL LIABILITIES	1,760,899	1,613,653

COMMITMENTS AND CONTINGENCIES (Note #3)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2006 and 2005, respectively	9,665	9,665
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,432,239 and 9,427,690 shares
in 2006 and 2005, respectively	59,886	60,972
Additional paid-in capital	752	4,443
Unallocated ESOP shares	(6,169)	(6,304)
Retained earnings	39,651	36,454
Accumulated other comprehensive loss, net of taxes	(6,219)	(5,245)
TOTAL STOCKHOLDERS' EQUITY	97,566	99,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,858,465	$1,713,638

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

(Dollars in Thousands, except per share amounts)	Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$31,175	$19,716
Interest on investment securities	3,072	2,978
TOTAL INTEREST INCOME	34,247	22,694

Interest Expense
Interest on savings deposits (1)	3,789	2,703
Interest on time deposits in denominations of $100,000 or more	3,780	1,474
Interest on other time deposits	2,947	1,220
Interest on FHLB advances and other borrowings	4,980	2,295
TOTAL INTEREST EXPENSE	15,496	7,692
NET INTEREST INCOME	18,751	15,002

Provision for Probable Loan and Lease Losses	(1,200)	-

NET INTEREST INCOME AFTER
PROVISION FOR PROBABLE
LOAN AND LEASE LOSSES	17,551	15,002

Other Income
Fees and service charges	277	381
Gain on sale of SBA loans and broker fee income	544	657
Other income	110	75
TOTAL OTHER INCOME	931	1,113

Other Expense
Salaries and employee benefits	6,501	4,924
Occupancy expense of premises	1,125	801
Furniture and equipment	993	738
Other	2,730	2,058
TOTAL OTHER EXPENSES	11,349	8,521
INCOME BEFORE INCOME TAXES	7,133	7,594
INCOME TAX PROVISION	2,972	3,177
NET INCOME	$4,161	$4,417

EARNINGS PER SHARE
BASIC	$0.43	$0.47
DILUTED	$0.42	$0.45

CASH DIVIDENDS DECLARED PER SHARE	$0.08	$0.05
CASH DIVIDENDS PAID PER SHARE	$0.08	$0.05

See accompanying notes to financial statements.
__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2004	$-	9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Stock options exercised		127,475	751						751
Warrants exercised		4,410	30						30
Purchase of treasury stock		(202,170)	(6,003)						(6,003)
Release of ESOP shares				49			141		190
Cash dividends declared on
common stock						(476)			(476)
Comprehensive income
Net Income					$4,417	4,417			4,417
Unrealized security holding
losses (net of $1,784
tax benefit)					(2,464)			(2,464)	(2,464)
Total comprehensive income					$1,953
Balance, March 31, 2005	$-	9,511,656	$65,314	$3,821		$24,454	$(6,715)	$(5,202)	$81,672

								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2005	$9,665	9,427,690	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985

Stock options exercised		47,549	183						183
Purchase of treasury stock		(43,000)	(1,269)						(1,269)
Purchase of restricted stock				(919)					(919)
Reclassification of restricted stock awards				(2,821)					(2,821)
Share-based compensation expense				13					13
Release of ESOP shares				36			135		171
Cash dividends declared on preferred
stock						(208)			(208)
Cash dividends declared on common
stock						(756)			(756)
Comprehensive income
Net Income					$4,161	4,161			4,161
Unrealized security holding
losses (net of $705
tax benefit)					(974)			(974)	(974)
Total comprehensive income					$3,187
Balance, March 31, 2006	$9,665	9,432,239	$59,886	$752		$39,651	$(6,169)	$(6,219)	$97,566

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net Income	$4,161	$4,417
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation	878	650
Investment securities accretion/amortization	145	269
Provision for probable loan losses	1,200	-
Provision for unfunded commitments	10	-
FHLB stock dividends	(220)	-
Amortization of intangible assets	3	3
Amortization of SBA servicing asset	137	179
Amortization of SBA interest only strip	31	26
Share-based compensation	13	-
Amortization of restricted stock awards	313	-
Reinvestment of mutual fund interest	(22)	(18)
Release of ESOP shares	171	190
Decrease in deferred tax assets	84	-
Increase in taxes payable	2,059	3,177
Increase in other assets	(1,181)	(1,556)
Decrease in cash surrender value of life insurance policies	3	-
Gain on sale of property, plant, and equipment	(4)	-
Gain on sale of loans	(207)	(290)
Increase/(decrease) in unearned loan fees	55	(66)
Increase in interest receivable	(538)	(710)
Decrease in interest payable	(234)	(163)
Increase/(decrease) in accrued expense and other liabilities	6,331	(987)
Total Adjustment	9,027	704
Net Cash Provided By Operating Activities	13,188	5,121

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	8,922	9,452
Purchase of mortgage-backed securities available-for-sale	-	(66,908)
Purchase of FHLB & other stock	(2,914)	(517)
Redemption of FHLB stock	6,120	1,234
Recoveries on loans previously written off	47	24
Proceeds from sale of loans	3,696	44,062
Origination and purchase of loans, net of principal payments	(149,967)	(94,391)
Proceeds from sale of property, plant, and equipment	4	-
Capital expenditures	(1,038)	(1,792)
Net Cash Used In Investing Activities	(135,130)	(108,836)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(continued)

(Dollars in Thousands)
	2006	2005
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	$61,344	$11,138
Net increase in certificates of deposits	42,729	70,535
Net change in FHLB advances	35,000	33,700
Purchase of treasury stock	(1,269)	(6,003)
Purchase of restricted stock	(919)	-
Dividends paid on preferred stock	(201)	-
Dividends paid on common stock	(756)	(476)
Proceeds from exercise of warrants	-	30
Proceeds from exercise of stock options	183	751
Net Cash Provided By Financing Activities	136,111	109,675

Net Increase in Cash and Cash Equivalents	14,169	5,960

Cash and Cash Equivalents, Beginning of year	28,630	22,551

Cash and Cash Equivalents, End of period	$42,799	$28,511

Supplemental Information
Net change in unrealized loss on investment securities	$1,679	$4,248
Interest paid	$15,730	$7,855
Income tax paid	$-	$-

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

The Company is a bank holding company. The Company’s principal asset is the capital stock of the Bank, a California-chartered commercial bank, headquartered in the Inland Empire region of Southern California. The Bank operates twelve full-service banking centers within Los Angeles, Orange, Marin, Riverside, San Bernardino and San Diego counties of California, as well as three loan production offices in Anaheim, Carlsbad and Westlake Village, California. The Company is dedicated to relationship banking and the success of its customers. The Bank is focused on serving the needs of commercial businesses with annual sales of less than $50 million, retail community businesses, single-family residential developers and builders, individuals and local public and private organizations. The Company attracts deposits from the communities where it has established banking centers by offering competitive interest rate products and providing value-added customer services.

The accounting and reporting policies of Vineyard National Bancorp (the “Company”) and its wholly-owned subsidiary, Vineyard Bank (the “Bank”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, the unaudited Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and December 31, 2005, and the results of operations, changes in stockholders’ equity and comprehensive income and results of cash flows for each of the three months ended March 31, 2006 and 2005.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 14, 2006. The results for the three months ended March 31, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

A summary of the Company's significant accounting and reporting policies follows:

Principles of Consolidation

The Consolidated Financial Statements include accounts of the Company and the Bank. Inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, cash equivalents with a maturity of ninety days or less, and federal funds sold.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for losses on loans and foreclosed real estate may change.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

Current Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”).

The phase-in period for this statement, as amended April 14, 2005 by the SEC, began in the first quarter of 2006. Based on the SEC’s phase-in period, the Company adopted SFAS No. 123R on January 1, 2006 and accounts for share-based compensation based on this new pronouncement. The Company computes compensation expense for stock options using the Black-Scholes valuation model and utilizes the modified prospective method under SFAS No. 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provided interpretative guidance on SFAS 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance. The adoption of SFAS No. 123R and SAB No. 107 in the Company’s fiscal quarter ended March 31, 2006 reduced earnings consistent with past pro-forma share-based compensation disclosures. See Note #2 for additional share-based compensation information.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on the financial condition or operating results of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”), an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of the Company’s fiscal year 2007. The Company does not have any derivative instruments, and therefore does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” (“SFAS No. 156”). The provisions of this statement require mortgage servicing rights to be initially valued at fair value. SFAS No. 156 also allows servicers to choose one of the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140. The provisions of this standard are effective as of the beginning of the Company’s fiscal year 2007. The Company currently uses the amortization method to account for its servicing rights, and expects to continue this practice after implementing SFAS No. 156. Therefore, the Company does not expect the adoption of SFAS No. 156 to have a material impact on the financial condition or operating results of the Company.

Note #2 - Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R and SAB No. 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to January 1, 2006, the Company accounted for share-based awards under APB No. 25, which resulted in compensation expense recorded only for restricted share awards.

The Company adopted SFAS No. 123R using the modified prospective transition method, therefore prior period results were not restated and do not reflect the recognition of share-based compensation. Under the modified prospective transition method, the Company is required to record share-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All option exercises result in the issuance of new shares.

The following table illustrates the effect on net income and earnings per share if the Company had implemented the fair value method of SFAS No. 123 during the quarter ended March 31, 2005:

(Dollars in Thousands, except per share amounts)	Three months ended
March 31, 2005
Net income:
Net income, as reported	$4,417
Share-based compensation that would have been reported
using the fair value method of SFAS No.123	(53)
Net income, pro-forma	$4,364

Weighted average shares outstanding - basic	9,300,403
Weighted average shares outstanding - diluted	9,745,300

Basic EPS
As reported	$0.47
Pro forma	$0.47

Diluted EPS
As reported	$0.45
Pro forma	$0.45

Under the provisions of SFAS No. 123R, the Company began recognizing share-based compensation costs relating to stock option awards effective January 1, 2006 over the requisite service period of the award, which is generally the option vesting term. The Company measures the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. During the three months ended March 31, 2006 and 2005, the Company did not grant any stock option awards, and therefore no specific valuation assumptions are listed herein.

The Company’s Consolidated Statement of Income for the three months ended March 31, 2006 included approximately $13,000 of share-based compensation expense relating to stock options as a result of adopting SFAS No. 123R. The Company continued to record compensation expense relating to restricted stock awards, which amounted to $0.3 million for the three months ended March 31, 2006. Also, $3.7 million of non-vested restricted stock awards, with a weighted average life of 3.1 years, was reclassified from “other assets” to “additional paid-in capital” as a result of adopting SFAS No. 123R. The Company implemented SFAS No. 123R prospectively, and as such, prior period information relating to restricted stock has not been adjusted.

The Company has outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”). A summary of stock option activity under the 1997 Plan during the three months ended March 31, 2006 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	427,155	$3.84	6.15 years	$745
Granted
Exercised	(47,549)	3.84		(76)
Forfeited or expired
Outstanding at March 31, 2006	379,606	$3.84	5.90 years	$669
Exercisable at March 31, 2006	379,606	$3.84	5.90 years	$669

A summary of stock option activity under the 1997 Plan during the three months ended March 31, 2005 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2004	572,125	$4.25	7.22 years	$1,111
Granted
Exercised	(127,475)	5.89		(338)
Forfeited or expired
Outstanding at March 31, 2005	444,650	$3.81	7.12 years	$773
Exercisable at March 31, 2005	404,101	$3.56	7.09 years	$662

A summary of the status of the Company’s non-vested stock options as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

		Weighted- Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	7,997	$1.62
Granted
Vested	(7,997)	1.62
Forfeited or expired
Nonvested at March 31, 2006	-	$-

A summary of the status of the Company’s non-vested stock options as of December 31, 2004 and changes during the three months ended March 31, 2005 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2004	93,749	$2.15
Granted
Vested	(53,200)	1.72
Forfeited or expired
Nonvested at March 31, 2005	40,549	$2.72

Note #3 - Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Financial Statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At March 31, 2006 and December 31, 2005, the amounts of the Company’s undisbursed loan funds were $621.9 million and $595.3 million, respectively, and obligations under standby and commercial letters of credit were $4.5 million and $5.0 million for the same periods, respectively.

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

In the normal course of business, the Company is subject to legal actions and complaints. At March 31, 2006, management is not aware of any material pending legal action or complaint asserted against the Company.

Note #4 - Dividends

On February 23, 2006, the Company’s Board of Directors declared a $0.2 million cash dividend on the Series C Preferred Stock. The dividend was paid on April 3, 2006 to shareholders of record on March 1, 2006.

On January 3, 2006, the Company paid $0.2 million in Series C Preferred Stock cash dividends. The dividend was declared by the Company’s Board of Directors on November 22, 2005 and was payable to shareholders of record as of November 22, 2005.

On February 9, 2006, the Company’s Board of Directors declared a $0.08 per common share quarterly cash dividend. The dividend was paid on March 24, 2006 to shareholders of record on March 10, 2006.

Note #5 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of the Company’s common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of the Company’s common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to the Company’s equity. The Company recognized $0.2 million of compensation expense for the release of ESOP shares for the three months ended March 31, 2006 and 2005, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004, 6,006 shares were allocated to participants under the ESOP. In December 2005, 23,507 shares were allocated to participants under the ESOP. During the three months ended March 31, 2006, 662 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures resulted in a balance of 28,851 allocated shares. In January 2006, the Company released 5,716 shares in conjunction with a paydown of the ESOP loan. All shares released during 2006 will be allocated to participants in December 2006.

As of March 31, 2006, 28,851 of the ESOP shares are allocated to participants, and an additional 6,378 shares are released but unallocated to participants. The 269,149 unallocated shares represent 2.9% of the total number of common shares outstanding at March 31, 2006. The fair value of unallocated ESOP shares as of March 31, 2006 was $7.9 million.

Note #6 - Earnings per Share

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended March 31,
	2006		2005
	Income	Shares	Income	Shares
Net income as reported	$4,161		$4,417
Less: preferred stock dividends declared	(208)		-
Shares outstanding at end of period		9,432,239		9,511,656
Unreleased and unallocated ESOP shares		(262,771)		(286,027)
Impact of weighting shares
issued during the period		6,167		74,774
Used in basic EPS	$3,953	9,175,635	$4,417	9,300,403
Dilutive effect of outstanding
stock options and warrants		341,311		444,897
Used in diluted EPS	$3,953	9,516,946	$4,417	9,745,300

Note #7 - Subsequent Events

On April 19, 2006, the Company, the Bank, and Rancho Bank ("Rancho"), a commercial bank headquartered in San Dimas, California, entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which, among other things, Rancho will be merged with the Bank, with the Bank as the surviving entity (the “Merger”).  Under the terms and conditions of the Agreement, which has been unanimously approved by the Boards of Directors of the Company and Rancho, shareholders of Rancho will receive consideration of $38.50 per share for the 1,457,546 shares of Rancho common stock and $38.50 less the exercise price for each of the 66,730 stock options currently outstanding. The total merger consideration to Rancho shareholders of approximately $57.8 million will be paid in cash. The transaction is expected to close in the third quarter of 2006, pending the receipt of all requisite regulatory approvals and the approval of Rancho's shareholders.

Consummation of the Merger is subject to certain conditions, including, among others (i) approval of Rancho's shareholders, (ii) absence of any order or injunction prohibiting the consummation of the Merger, (iii) the receipt of certain regulatory approvals and (iv) the accuracy of representations and warranties made by the Company, the Bank, or Rancho, as applicable.

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 9, 2006, to shareholders of record as of May 26, 2006.

On May 3, 2006, the Company entered into agreements with three institutional accredited investors with respect to the sale of an aggregate of $31.8 million of common stock in a registered direct offering. The shares were offered through a prospectus supplement pursuant to the Company’s effective $125 million shelf registration statement. The transaction, which closed on May 5, 2006, involves the sale of 1.2 million shares of common stock at a purchase price of $26.50 per share.

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

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking-related subsidiaries which the Company may establish. The Company may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (the “FRB”) regulations. At March 31, 2006, the Company had consolidated total assets of $1.9 billion, total deposits of $1.4 billion and consolidated stockholders’ equity of $0.1 billion.

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

Management of the Bank anticipates continued growth and expansion into new product lines and geographic markets. The Company believes that a national bank charter is better aligned with its strategic plans. In addition to providing greater flexibility for expansion into new markets, a national bank charter would provide more consistency in the applicability of laws and regulations, as the Bank would be supervised by one bank regulatory agency. Accordingly, management submitted a conversion application in December 2005 to the Office of the Comptroller of the Currency (“OCC”) to convert its existing charter to a national banking association charter. The Bank anticipates a decision by the OCC in the second quarter of 2006.

The Bank, which is the Company’s wholly-owned subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates twelve full-service banking centers located in each of the communities of Chino, Corona, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, and San Rafael, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California. The Bank also has three loan production offices in Anaheim, Carlsbad and Westlake Village, California.

The San Rafael banking center, which was initially opened as a loan production office during 2005, was converted into a full-service banking center in March 2006. With the addition of the San Rafael banking center, the Bank anticipates extending further into Northern California in all of its loan specialty origination efforts. The Rancho Cucamonga office serves as the Company’s headquarters.

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

Specialty Product Offering. The Bank has emphasized the organic growth of its loan portfolio by augmenting its traditional commercial and residential loans and services with several specialty lending divisions. These divisions are each staffed with experienced professionals and are focused on maintaining long-term relationships with independent builders within the housing construction marketplace, asset management professionals in the multi-family housing sector and experienced investors in the commercial income property field. To fund the growth of the loan portfolio, the Bank has emphasized organic deposit growth. The Company’s strategic plan includes a focus on specialty lending and funding products, which are described as follows:

•
Coastal Construction Lending  The Bank originates high-end single-family construction loans within Los Angeles’ “south bay” coastal communities (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions where it believes it has a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The demand for new luxury construction in many of these communities continues to be strong. These types of construction loans typically range from $1.0 million to $5.0 million. During the three months ended March 31, 2006, gross commitments generated for this loan product amounted to $138.4 million. The Bank’s single-family residential coastal construction loans outstanding amounted to $456.8 million and $392.2 million at March 31, 2006 and December 31, 2005, respectively, net of participations sold of $100.0 million and $114.7 million, respectively.

•
Tract Construction Lending The Bank originates single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, the Bank has financed projects throughout California.  Its builders operate within approximately twenty communities where demand for new affordable housing is consistently exceeding new production supply, with a substantial amount of new housing starts pre-sold to qualified buyers. The Inland Empire’s resale and new home markets continue to be supported by a growing labor base and relatively low mortgage rates. These types of construction loans typically range from $3.0 million to $10.0 million. During the three months ended March 31, 2006, gross commitments generated for this loan product amounted to $80.4 million. The Bank’s single-family residential tract construction loans amounted to $146.9 million and $129.7 million at March 31, 2006 and December 31, 2005, respectively, net of participations sold of $11.0 million and $11.6 million, respectively.

•
SBA Lending The Bank offers SBA 7(a) and 504 loans to small businesses throughout its market area. The Bank emphasizes these types of loans, as they are a complement to the Bank’s focus on strengthening and supporting the local communities. The Company had $16.7 million and $12.8 million of outstanding SBA loans at March 31, 2006 and December 31, 2005, respectively, net of participations sold of $41.9 million and $42.0 million, respectively.

•
Religious Lending The Bank originates religious loans, which are comprised of loans to churches and private schools throughout its market area. The Bank emphasizes these types of loans, as they are a complement to the Bank’s focus on strengthening and supporting the local communities. Loans to religious organizations amounted to $34.1 million and $30.3 million at March 31, 2006 and December 31, 2005, respectively.

•
Income Property Lending The Bank has an income property lending division to service the growing markets for commercial real estate and multifamily/apartments in Southern California. The commercial real estate portfolio includes office buildings, retail outlets and industrial warehouses, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. The Southern California office market has witnessed strong demand for space, as evidenced by decreased vacancy rates. The Bank’s multifamily/apartment loan portfolio is centered in Los Angeles and Orange counties, with some lending in the Inland Empire region. Given the relatively high home prices in Southern California, the apartment market has experienced solid rental performance. Vacancy rates remain relatively low as renters are finding little product available for lease. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At March 31, 2006 and December 31, 2005, the balance of loans generated from this division amounted to $308.6 million and $264.1 million, respectively, for commercial real estate loans and $248.9 million and $234.4 million, respectively, for apartment loans.

•
Community Banking Group In order to expand the Bank’s core deposit franchise, the Community Banking Group of the Bank has focused on offering competitive interest rate products and providing value-added services by introducing additional products and services. The Company’s core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 8.1% for the three months ended March 31, 2006. The Community Banking Group also focuses on commercial and business banking and the origination of commercial business loans.

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

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s existing product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its primary market areas. The Bank will also seek to enter additional geographic markets or expand in existing markets through acquisitions of branches or whole institutions and through opening de novo banking centers. The Bank will target these new markets for their similar demographics to the Bank’s current markets. This strategic expansion is consistent with the Bank’s focus on creating and building new banking relationships and generating greater funding to facilitate additional loan growth.

Loan and Deposit Growth. The Bank has emphasized the origination of certain loan products to achieve the desired loan portfolio mix. Beginning in 2004, the Bank has actively managed the product concentrations within the loan portfolio by selling participations and purchasing loans. During the three months ended March 31, 2006, the Bank sold $3.4 million in SBA loans. The Bank also purchased $8.4 million in consumer loans to help achieve the intended loan portfolio mix. These activities will continue to be an integral part of the Bank’s strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

The Bank’s net growth in deposits was 8.1% for the three months ended March 31, 2006 and 8.5% for the same period in 2005. The Bank sets forth an intended deposit mix, which affords the Bank a blended cost of funds at an appropriate volume to support the lending initiatives of the Bank. In order to achieve the desired distribution, the Bank offers various interest-bearing promotional products. In addition to the desired deposit mix, the Bank has a desired level of 20% of the deposit market share and a minimum target of 10% of the deposit market share in each of the twelve banking center communities.

The Company will continue to focus on obtaining core deposits to support the growth of the loan portfolio. The Company will focus on organic, or internal, deposit and lending growth by positioning new teams within new markets and expanding the community banking base within existing markets. The expanded banking base will be achieved through a broadening of commercial and business banking, expanded private banking and services for entrepreneurs, and enhanced corporate cash management.

Relationship Banking Facilities. In order to provide the highest level of relationship banking, the Bank has redesigned the majority of its existing banking centers. The Bank believes that relationship management is best delivered in contemporary, well appointed and efficient banking centers that provide each of its personnel with a full array of technologically advanced tools and products. The conversion of these facilities began in 2004 and continued through 2005. The Bank will complete its banking center redesigns in 2006. The refurbished banking centers will also help to provide improved customer service, as the traditional branch design with teller lines and desks has been replaced with client service desks, equipped with state-of-the-art cash recyclers/dispensers. The Bank’s ATM system was also replaced with current technology that acts as a complement to the redesigned banking centers.

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

▪
Organic Deposit and Lending Growth The Company plans to achieve a consistent growth in its deposit and lending base through the retention and expansion of community banking relationships. The Company will also expand its presence in existing markets and enter new geographic markets through the hiring of new business development individuals or teams.

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

By incorporating the strategies discussed above, the Bank will continue to operate and expand within the following geographic markets of California:

1)
Los Angeles County - The Bank will continue to focus on expanding high-end single family construction lending, commercial income property lending and SBA lending in the Los Angeles market area. To continue growing in this “established market”, the Bank will seek to attract commercial deposit accounts and further establish its deposit base. Greater effort will be made in the area of commercial and business lending along with corporate cash management services.

2)
Orange County - The Bank will expand its existing lending products, including commercial income property, SBA and high-end single family construction in Orange county and surrounding areas. Additionally, the Company anticipates capturing new depository relationships in commercial and business banking, services for entrepreneurs, cash management and community banking operations in the Irvine office.

3)
San Diego County - The SBA division of the Bank has been operating out of San Diego over the last three years and will continue to expand its product in the San Diego market along with commercial income property lending and high-end single family construction lending. A new loan production office was opened in Carlsbad in 2005 as a satellite extension of the San Diego office. In early 2006, the Bank acquired a new team of deposit relationship managers as the San Diego office was converted to a full-service banking center for the purpose of commercial and business banking, services for entrepreneurs, cash management and community banking operations.

4)
Riverside & San Bernardino Counties - The Bank’s presence in these areas includes primarily single family residential tract construction lending as the population of home buyers migrate towards this area. The Bank will seek opportunities to offer its other lending products including high-end single family construction, commercial income property and SBA.

5)
Marin County - The Bank has recently entered the northern California market with a de novo banking center. The San Rafael office was staffed and opened in September 2005 as a loan production office to expand and enhance the Bank’s existing lending products including commercial income property, high-end single family construction, single family residential tract construction and SBA lending. A full-service banking center operation began in March 2006 with the acquisition of a new local banking team concentrating on new depository relationships.

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

Asset Growth. The Company’s total assets as of March 31, 2006 were $1.9 billion as compared to $1.7 billion as of December 31, 2005. At March 31, 2006, the Bank had $0.5 million of non-performing loans and no other real estate owned. At December 31, 2005, the Bank had $1.0 million of non-performing loans and no other real estate owned.

Results of Operations

During the three months ended March 31, 2006, operating results demonstrated a steady growth over the same period in 2005 as the volume of earning assets increased. Average gross loans for the three months ended March 31, 2006 were $1.4 billion as compared to $1.0 billion for the same period in 2005. Average investment securities remained stable at $0.3 billion for the three months ended March 31, 2006 and 2005. Average investment securities balances are based on historical amortized cost. The growth in the Company’s earning assets during the three months ended March 31, 2006 was mainly funded by increased deposits and FHLB advances.

Net income for the three months ended March 31, 2006 and 2005 was $4.2 million and $4.4 million, respectively, representing a decrease of 5.8% for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease occurred as the growth rate of non-interest expense exceeded the growth rate of net interest income, increasing the efficiency ratio for the three months ended March 31, 2006 to 57.7% from 52.9% for the same period in 2005. These increases in non-interest expense resulted from the Company’s strategy to build its infrastructure. The decrease was also a result of the lower non-interest income for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease of $0.2 million was caused by a decrease in fees and service charges as well as a decrease in gains and broker fee income from the sale of SBA loans. A further reason for the decrease in net income is the $1.2 million provision for loan losses, which was recorded during the three months ended March 31, 2006, in order to support the risks associated with the growth of the loan portfolio. Management did not record a provision for loan losses during the three months ended March 31, 2005 as a result of the moderate loan growth offset by loan participations. Management’s analysis of the risks associated with the loan portfolio at March 31, 2005 did not necessitate an increase in the provision. On a per diluted share basis, net income was $0.42 and $0.45 for the three months ended March 31, 2006 and 2005, respectively.

The Company’s net interest income before provision for probable loan losses increased by $3.7 million or 25.0% for the three months ended March 31, 2006 as compared with the same period in 2005. Non-interest income decreased by $0.2 million or 16.4% for the three months ended March 31, 2006 as compared to the same period in 2005. The lower non-interest income for the three months ended March 31, 2006 compared to the same period in 2005 relates mainly to the decrease of $0.1 million in fees and service charges and a decrease of $0.1 million from gain on the sale of SBA loans and the related broker fee income. Total net revenue (defined as non-interest income plus net interest income before provision for probable loan losses) for the three months ended March 31, 2006 increased by $3.6 million or 22.1% as compared to the same period in 2005.

Total non-interest expense was $11.3 million and $8.5 million for the three months ended March 31, 2006 and 2005, respectively. This represents an increase of $2.8 million or 33.2% for the three month period. The largest item contributing to non-interest expense was salaries and employee benefits which represented more than 50% of total non-interest expense for both periods. The Company continued to hire additional personnel to support its growth in the first quarter of 2006. The Company’s efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for probable loan losses plus non-interest income, increased from 52.9% to 57.7% for the three months ended March 31, 2005 and 2006, respectively.

For the three months ended March 31, 2006, the provision for federal and state income taxes was $3.0 million while the provision for federal and state income taxes was $3.2 million for the same period in 2005. These provisions for income taxes represent effective tax rates of 41.7% for the three months ended March 31, 2006 and 41.8% for the same period in 2005.

The Bank’s loan losses continued to be minimal, producing approximately $38,000 in net recoveries for the three months ended March 31, 2006, compared to approximately $8,000 in net recoveries for the same period in 2005 and $0.1 million in net charge-offs for the year ended December 31, 2005. The Company recorded a provision to the allowance for probable loan losses of $1.2 million for the three months ended March 31, 2006 and did not record a provision for the same period in 2005. The allowance for probable loan losses was $15.0 million or 1.0% of gross loans at March 31, 2006 as compared to $13.8 million or 1.0% of gross loans at December 31, 2005. Based on management analysis, the allowance for probable loan losses is adequate as of March 31, 2006. However, no assurance can be made that further additions to the allowance will not be necessary.

The reserve for unfunded commitments was $1.4 million and $1.3 million as of March 31, 2006 and December 31, 2005, respectively. The allowance for probable loan losses and the reserve for unfunded commitments totaled $16.4 million or 1.1% of gross on-balance sheet loans at March 31, 2006.

At March 31, 2006, the Company had $0.5 million of non-performing loans and no other real estate owned, representing 0.03% of non-performing loans to gross loans. At December 31, 2005, the Company had $1.0 million of non-performing loans and no other real estate owned.

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

The Company’s net interest margin has declined as a result of a change in the mix of assets and liabilities. Starting in 2005, the Company began to diversify its asset portfolio to minimize risk. Therefore, the Company has focused on increasing its income property loan originations, instead of higher yielding construction loans, in order to maintain the loan portfolio mix set forth by its strategic plan. Additionally, for the three months ended March 31, 2006, as compared to the same period in 2005, the Company’s loan portfolio growth exceeded its deposit growth, thus creating a need for higher cost borrowings, such as FHLB advances and junior subordinated debentures. These changes compressed the margin, as the cost of funds increased due to the higher borrowing rates. The Company will continue to focus on obtaining low cost deposits to support the growth of the loan portfolio and to reduce its borrowings, and will continue to adjust and refine its asset/liability management strategy to minimize interest rate risk and maximize its net interest income.

Total interest income for the three months ended March 31, 2006 and 2005 was $34.2 million and $22.7 million, respectively, while total interest expense was $15.5 million and $7.7 million for the same periods, respectively. Therefore, the net interest income was $18.8 million and $15.0 million, respectively, for the same periods.

For the three months ended March 31, 2006, loan fee income represented $3.1 million or 9.1% of the $34.2 million in interest and fees on loans. For the three months ended March 31, 2005, loan fee income was $2.4 million or 12.4% of the $19.7 million in interest and fees on loans. Loan origination fees, net of loan origination costs, are deferred and amortized over the expected life of the loan. The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period. Construction loans and commercial real estate loans generate the majority of loan origination fee income. The amortized loan fee income earned has increased while the percentage of such loan fees earned has decreased as a percentage of total interest and fees, due to the origination of longer duration assets, such as commercial real estate loans, whereby fees are amortized over a longer period. The percentage decrease in fees is a result of the strategy to diversify the loan portfolio.

The FRB has raised the overnight borrowing rate 25 basis points in each of their meetings since June 2004, which amounted to a 125 basis point increase in 2004, a 200 basis point increase in 2005, and a 50 basis point increase in the first quarter of 2006, for a total 375 basis point increase. The prime rate at March 31, 2006 was 7.75%, and is the main driver for interest rate increases.

For the three months ended March 31, 2006, the Company experienced an increase in the yield on its total interest-earning assets primarily due to the growth of the loan portfolio and the repricing of existing loans at higher interest rates. Yields on total interest-earning assets increased from 7.0% to 8.1% for the three months ended March 31, 2005 and 2006, respectively. The Company’s average loan balance was 84.2 % of total average interest-earning assets for the three months ended March 31, 2006 as compared to 78.7% of total average interest-earning assets for the same period in 2005. The majority of investment securities are fixed-rate, and thus the yield from investments does not increase as the market rates increase.

The cost of interest-bearing liabilities increased from 2.7% to 4.2% for the three months ended March 31, 2005 and 2006, respectively, as a result of the rising interest rate environment. FHLB advances were increased during 2006 to help fund the growth of the loan portfolio. The Company is increasing its focus and efforts on providing deposit growth through its existing community banking network, developing its commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas. The Company’s efforts continue to be focused on the measured growth of all earning assets which complement a well-balanced loan and investment securities portfolio, funded by deposit relationships.

Interest expense on deposits totaled $10.5 million for the three months ended March 31, 2006, respectively, as compared to $5.4 million for the same period in 2005, respectively, representing an increase of $5.1 million. The increase in interest expense is mainly associated with an increase in the Company’s average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $0.9 billion for the three months ended March 31, 2005 to $1.1 billion for the same period in 2006.

The average interest cost on FHLB and other borrowings increased from 2.4% for the three months ended March 31, 2005, to 4.6% for the same period ended 2006, as interest rates were higher during the first quarter of 2006 compared to the same period in 2005. The cost of subordinated debt increased from 5.9% for the three months ended March 31, 2005 to 7.8% for the same period in 2006. Similarly, the cost of junior subordinated debentures increased from 5.7% for the three months ended March 31, 2005 to 7.2% for the same period in 2006. These increases are also a result of the higher interest rates in 2006, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in the Company’s interest-earning assets and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.4% for the three months ended March 31, 2006. This margin represents a decrease from the 4.6% level of the same period in 2005.

The following table presents the distribution of the Company’s average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2006 and 2005. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the three months ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,440,184	$31,175	8.8%	$1,039,428	$19,716	7.7%
Investment securities (2)	254,017	2,872	4.6%	269,308	2,870	4.3%
Federal funds sold	289	3	4.2%	276	2	2.9%
Other investments	16,218	197	4.9%	11,594	106	3.7%
Total interest-earning assets	1,710,708	34,247	8.1%	1,320,606	22,694	7.0%
Other assets	78,817			59,480
Less: allowance for probable loan losses	(14,170)			(13,007)
Total average assets	$1,775,355			$1,367,079

Liabilities and Stockholders' Equity
Savings deposits (3)	$458,256	3,789	3.4%	$458,935	2,703	2.4%
Time deposits	659,458	6,727	4.1%	405,111	2,694	2.7%
FHLB advances and other borrowings	277,361	3,141	4.6%	206,738	1,222	2.4%
Subordinated debt	5,000	98	7.8%	5,000	73	5.9%
Junior subordinated debentures	96,913	1,741	7.2%	71,139	1,000	5.7%
Total interest-bearing liabilities	1,496,988	15,496	4.2%	1,146,923	7,692	2.7%
Demand deposits	161,937			125,546
Other liabilities	14,595			9,295
Total average liabilities	1,673,520			1,281,764
Stockholders' equity	101,835			85,315
Total liabilities and
stockholders' equity	$1,775,355			$1,367,079

Net interest spread (4)			3.9%			4.3%
Net interest income
and net interest margin (5)		$18,751	4.4%		$15,002	4.6%
____________________

(1)	Interest on loans includes loan fees, which totaled $3.1 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.
(2)	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(3)	Includes savings, NOW and money market deposit accounts.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

Provision for Probable Loan Losses

For the three months ended March 31, 2006 and 2005, the provision for probable loan losses was $1.2 million and $0, respectively.

The Company’s allowance for probable loan losses was $15.0 million at March 31, 2006 and $13.8 million at December 31, 2005. Additions to the allowance are affected through the provision for probable loan losses. Also affecting the allowance are loans charged off and loans recovered. The Company had net recoveries which were less than 0.01% of the loan portfolio for both periods. The reserve for unfunded commitments was $1.4 million and $1.3 million as of March 31, 2006 and December 31, 2005, respectively. The ALLL and the reserve for unfunded commitments totaled $16.4 million or 1.1%, and $15.1 million or 1.1% of gross on-balance sheet loans at March 31, 2006 and December 31, 2005, respectively.

Although the Company maintains an allowance for probable loan losses at a level it considers to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for probable loan losses, and therefore the requisite amount of the provision for probable loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond the control of management.

Non-Interest Income

Non-interest income for the three months ended March 31, 2006 and 2005 was $0.9 million and $1.1 million, respectively. This represents a decrease of $0.2 million or 16.4%.

The Company generally sells the guaranteed portions of SBA loans originated, and has also sold the unguaranteed portion of certain SBA loans. The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loan sales, amounted to $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Income from fees and service charges was $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, there was no gain on sale of securities and non-SBA loans.

Non-Interest Expenses

The Company’s non-interest expense for the three months ended March 31, 2006 and 2005 was $11.3 million and $8.5 million, respectively. This represents an increase of $2.8 million or 33.2%. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense. A new component of non-interest expense is the provision for unfunded commitments, which was previously included as a component of the provision for loan losses. Prior period balances have been reclassified to present the provision for unfunded commitments as a component of non-interest expense, in accordance with generally accepted accounting principles.

(i)
Salaries and employee benefits is the largest component of non-interest expense. As the Bank has continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions. With the expansion of loan production offices into full-service banking centers and the opening of new loan production offices, the Bank has recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth. These infrastructure changes have increased the Company’s salaries and employee benefits expense by $1.6 million or 32.0% to $6.5 million for the three months ended March 31, 2006 as compared to the same period in 2005.

(ii)
Occupancy expense amounted to $1.1 million for the three months ended March 31, 2006, in comparison to $0.8 million for the same period in 2005. This represents an increase of $0.3 million or 40.4% over the same prior period. The increase in occupancy expense is primarily due to the Company’s expansion. During 2005, the Company moved its administrative headquarters to a 45,000 square foot facility in Corona Pointe, increasing its occupancy costs. The Bank also opened a loan production office in Westlake Village and expanded the San Rafael loan production office into a full-service banking center during the first quarter of 2006. In 2005, the Company added a Carlsbad loan production office and has expanded the San Diego facility, contributing to the higher occupancy expense for the three months ended March 31, 2006 than for the same period in 2005.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. As the Company opened its Corona Pointe administrative facility, expanded its banking network and redesigned its existing banking centers, expenses related to furniture and equipment increased. This expansion represents increases of $0.3 million or 34.6% over the prior period.

(iv)
Other non-interest expense was $2.7 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. This represents an increase of 32.7% over the prior period. The increase is due primarily to the Company’s implementation of its strategy to grow its business.

The following is a breakdown of other non-interest expense for the three months ended March 31, 2006 and 2005:

(Dollars in Thousands)	Three Months Ended March 31,
	2006	2005
Other non-interest expense:
Data processing	$216	$194
Marketing	216	153
Professional services	425	293
Office supplies, postage and telephone	436	350
Insurance and assessments	166	209
Administrative	149	122
Business development	582	384
Other	530	353
Provision for off-balance sheet credit losses	10	-
Total other non-interest expense	$2,730	$2,058

Financial Condition

Assets

At March 31, 2006, total assets increased $144.8 million or 8.5% to $1.9 billion from $1.7 billion at December 31, 2005. Assets were comprised primarily of $1.5 billion in loans, net of unearned income, and $0.2 billion in investment securities available-for-sale at March 31, 2006. This represents an increase of $146.4 million or 10.7% in loans, net of unearned income, and a decrease of $10.7 million or 4.3% in investment securities available-for-sale from December 31, 2005.

Investments

All of the Company’s securities in its portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of the Company’s securities are insured by U.S. government agencies or U.S. government-backed agencies.

The Company’s securities portfolio amounted to $238.0 million or 12.8% of total assets at March 31, 2006 and $248.7 million or 14.5% of total assets at December 31, 2005. The Company’s investment portfolio decreased during the three months ended March 31, 2006 as a result of principal paydowns of securities. There were no investment purchases during the three months ended March 31, 2006.

The amortized cost and fair values of investment securities available-for-sale at March 31, 2006 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,936	$-	$(913)	$11,023
Mortgage-backed securities	234,533	-	(9,658)	224,875
Mutual funds	2,143	-	(71)	2,072
Total	$248,612	$-	$(10,642)	$237,970

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,751	$-	$(126)	$11,625
Mortgage-backed securities	243,786	-	(8,806)	234,980
Mutual funds	2,121	-	(32)	2,089
Total	$257,658	$-	$(8,964)	$248,694

The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,023	$(913)	$11,023	$(913)
Mortgage-backed securities	19,260	(498)	205,615	(9,160)	224,875	(9,658)
Mutual funds	2,072	(71)	-	-	2,072	(71)
Total	$21,332	$(569)	$216,638	$(10,073)	$237,970	$(10,642)

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

As of March 31, 2006 and December 31, 2005, the Company had 22 investment securities that were in an unrealized loss position. Despite the unrealized loss position of these securities, the Company has concluded, as of March 31, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2006, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.1 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$14,118	$13,819	$220,415	$211,056
U.S. agency securities	-	-	11,936	11,023
Total	$14,118	$13,819	$232,351	$222,079

There were no sales of investment securities during the three months ended March 31, 2006. Included in stockholders’ equity at March 31, 2006 was $6.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

There were no sales of investment securities during the three months ended March 31, 2005. Included in stockholders’ equity at March 31, 2005 was $5.2 million of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Securities with a fair value of $235.9 million and $246.6 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

The Company’s loan portfolio grew by 10.7% during the first three months of 2006, net of loan participations and payoffs. Loans, net of unearned income, increased by $146.4 million from $1.4 billion at December 31, 2005 to $1.5 billion at March 31, 2006. Almost all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, San Diego and Ventura counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	March 31, 2006	December 31, 2005

Commercial and industrial	$65,690	$54,757
Real estate construction:
Singe-family coastal	456,832	392,183
Singe-family tract	146,869	129,706
Commercial	56,047	61,392
Real estate mortgage:
Commercial	371,085	321,821
Multi-family residential	246,501	246,597
Land	95,936	91,035
All other residential	60,782	64,426
Consumer loans	23,690	15,205
All other loans (including overdrafts)	366	207
	1,523,798	1,377,329
Unearned premium on loans	743	484
Deferred loan fees	(5,028)	(4,714)
Loans, net of unearned income	$1,519,513	$1,373,099

The Bank originates SBA loans and generally sells portions of SBA loans to institutional investors. At March 31, 2006 and December 31, 2005, SBA loans totaled $16.7 million and $12.8 million, respectively, net of SBA participations sold in the amount of $41.9 million and $42.0 million, respectively. The Bank had $3.4 million of SBA loan participation sales during the three months ended March 31, 2006.

The Company retains servicing rights to the SBA loans sold and records servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on the Company’s Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 was $1.2 million and $1.4 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended
	March 31, 2006	March 31, 2005
Servicing rights capitalized	$55	$106
Servicing rights amortized	$168	$205
Valuation allowances	$-	$-

The following table sets forth the activity relating to servicing rights for the three months ended March 31, 2006 and 2005.

(Dollars in Thousands)	Three months ended March 31,
	2006	2005
Servicing rights, beginning of year	$1,358	$1,705
Servicing rights added in period, net	55	106
Servicing rights amortized	(168)	(205)
Servicing rights, end of period	$1,245	$1,606

The Bank had approximately $468.1 million and $452.4 million in loans pledged to secure FHLB borrowings at March 31, 2006 and December 31, 2005, respectively.

Allowance for Probable Loan Losses

The allowance for probable loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable credit losses inherent in the Company’s loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for probable loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Transactions in the allowance for probable loan losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Three months ended
	March 31, 2006	March 31, 2005
Balance, beginning of year	$13,762	$11,969
Recoveries on loans previously charged off	47	24
Loans charged off	(9)	(16)
Provision charged to operating expense	1,200	-
Balance, end of period	$15,000	$11,977

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance for probable loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

Nonperforming Assets

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	March 31, 2006	December 31, 2005
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$-
Real estate-mortgage	-	-
Consumer loans	-	-
Total loans past due more than 90 days	$-	$-
and still accruing
Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$321	$477
Real estate-mortgage	136	480
Consumer loans	-	7
Total non-accrual loans	$457	$964

Total non-performing loans	$457	$964

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	March 31,	December 31,
	2006	2005
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	457	964
Total impaired loans	$457	$964

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2006	December 31, 2005
Average recorded investment in impaired loans	$850	$3,472
Cash receipts applied to reduce principal balance	$636	$4,705
Interest income recognized for cash payments	$24	$338

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $23,000 for the three months ended March 31, 2006 and $0.3 million for the year ended December 31, 2005.

Deposits

Deposits represent the Bank’s primary source of funds for funding the Bank’s loan activities. The Bank increased its deposits by $104.1 million or 8.1% from $1.3 billion at December 31, 2005 to $1.4 billion at March 31, 2006. The increase during the period was primarily due to increases of $42.7 million, $19.3 million, $2.2 million and $39.8 million in time deposits (“TCD’s”), demand deposits, savings and NOW accounts, and money market accounts, respectively.

As of March 31, 2006, the Company’s deposits were comprised of 12.6% in non-interest bearing deposits, 36.3% in money market, NOW and savings deposits, and 51.1% in TCD’s, while the composition of deposits was 12.1%, 36.0% and 51.9%, respectively, at December 31, 2005.

At March 31, 2006, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$105,693
Over three through twelve months	285,217
Over one through five years	6,539
$397,449

Borrowings

The Company utilizes borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the first three months of 2006, the Company increased the balance of borrowings by $35.0 million to support the increase in earning-assets.

At March 31, 2006, the Company had a $70.0 million line of credit (the “credit facility”) with a correspondent bank. The credit facility, which was $35.0 million as of December 31, 2005, was increased on March 17, 2006, pursuant to a loan agreement with the correspondent bank. The credit facility is collateralized by 100% of the Bank’s common stock. In addition, the Bank has $86.0 million of unsecured borrowing lines with seven correspondent banks. At March 31, 2006, there was a $10.0 million outstanding balance on the Company’s credit facility and no outstanding balance on the Bank’s unsecured borrowing lines.

The Bank has an advance line with FHLB that allows the Bank to borrow up to 40% of the Bank’s total assets as of March 31, 2006. Pursuant to the collateral agreement with FHLB, advances are secured by a capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $249.0 million and $214.0 million at March 31, 2006 and December 31, 2005, respectively. The 15.6% increase in FHLB advances and other borrowings was used to fund the growth of earning assets. FHLB advances consisted of the following as of March 31, 2006:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2006	4.7%	$199,000
2007	4.8%	25,000
2008	4.8%	25,000
	4.8%	$249,000

As of March 31, 2006 and December 31, 2005, the Company had $96.9 million in junior subordinated debentures outstanding from nine issuances of trust preferred securities. Junior subordinated debentures as of March 31, 2006 consisted of the following:

(Dollars in Thousands)			As of March 31, 2006
			Minority	Effective
	Interest Rate	Maturity Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.53%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	7.95%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	7.65%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	7.51%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	7.45%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	7.46%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	6.82%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.02%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	6.47%	15,464
			$2,913	7.38%	$96,913

Under FASB Interpretation No. 46R (“FIN 46R”), the Company is not allowed to consolidate the Trusts into the Company’s consolidated financial statements. Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities. The Company has excluded the Trusts from its consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2006, the Company has included a portion of its junior subordinated debentures in its Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

The Company also has $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments. The effective rate as of March 31, 2006 was 8.01%. The outstanding balance of this subordinated debt was $5.0 million at March 31, 2006 and December 31, 2005.

Stockholders’ Equity

Stockholders’ equity was $97.6 million and $100.0 million at March 31, 2006 and December 31, 2005, respectively. The decrease of $2.4 million in stockholders’ equity during the three months ended March 31, 2006 relates mainly to the $3.7 million reclassification of restricted stock in accordance with the implementation of SFAS No. 123R, the repurchase of $1.3 million in treasury stock, $1.0 million in preferred and common cash dividends declared, and a $1.0 million increase in unrealized loss during the period, offset by net income of $4.2 million.

The following table sets forth the information that was used in calculating the Company’s book value per common share as of March 31, 2006 and December 31, 2005:

	As of
	March 31, 2006	December 31, 2005

Period-end shares outstanding	9,432,239	9,427,690
Unreleased and unallocated ESOP shares	(262,771)	(268,487)
Used in basic book value per common stock	9,169,468	9,159,203
Warrants (1)	160,000	160,000
Used in book value per common stock,
assuming exercise of warrants	9,329,468	9,319,203

Book value per common stock, basic	$9.59	$9.86
Book value per common stock, assuming
exercise of warrants	$9.85	$10.12

(1) Warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock. These warrants have an exercise price of $25.00 per share and expire in June 2011.

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

The Bank’s Asset-Liability Management Committee manages the Company’s liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Bank is monitored daily. The Bank’s loan to deposits and borrowings ratio was 91.8% and 90.4% at March 31, 2006 and December 31, 2005, respectively.

Management believes the level of liquid assets at the Bank is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of March 31, 2006, the Company has a $10.0 million outstanding balance on its $70.0 million credit facility with a correspondent bank and no outstanding balance on its $86.0 million of unsecured borrowing lines with its seven correspondent banks. In addition, the Bank has an advance line with FHLB which allows the Bank to borrow up to 40% of the Bank’s total assets. As of March 31, 2006, the Bank has a total borrowing capacity from FHLB of approximately $740.9 million, of which $249.0 million is outstanding. This capacity can be used only if eligible collateral has been pledged to the FHLB. The FHLB advance line is collateralized by the Company’s capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

Capital Resources

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At March 31, 2006, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.3%, 11.4% and 11.5%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At March 31, 2006, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 12.2%, 7.7%, and 7.8%, respectively.

The following table sets forth the Bank’s and the Company’s actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total capital to risk-weighted assets:
Bank	$218,981	12.3%	$142,800	8.0%	$178,500	10.0%
Consolidated	$218,686	12.2%	$143,000	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$202,625	11.4%	$71,300	4.0%	$107,000	6.0%
Consolidated	$137,774	7.7%	$71,500	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$202,625	11.5%	$70,700	4.0%	$88,300	5.0%
Consolidated	$137,774	7.8%	$71,100	4.0%	N/A	N/A

As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.1%	$129,100	8.0%	$161,400	10.0%
Consolidated	$218,894	13.5%	$129,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.2%	$64,500	4.0%	$96,800	6.0%
Consolidated	$139,715	8.6%	$64,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.7%	$67,300	4.0%	$84,100	5.0%
Consolidated	$139,715	8.3%	$67,700	4.0%	N/A	N/A

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at March 31, 2006, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(17,431)	-6.4%	$4,679	5.7%
100	$(8,722)	-3.2%	$2,274	2.8%
-100	$11,344	4.1%	$5,835	7.1%
-200	$15,670	5.7%	$11,456	13.9%

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

The Company has established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At March 31, 2006, the Company’s estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. The Company will continue to monitor its interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to legal actions and complaints.  As of March 31, 2006, management is not aware of any material pending legal action or complaint asserted against the Company.

ITEM 1A. RISK FACTORS

Refer to the risk factors listed in Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases and redemptions of its common equity securities during the three months ended March 31, 2006.

(Dollars in Thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2006	56,300	$30.19	56,300	$13,040
February 1 - 28, 2006	-	-	-	$13,040
March 1 - 31, 2006	19,200	28.79	19,200	$12,487
Total	75,500	$29.84	75,500
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (14)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
4.4	Registration Rights Agreement (9)

10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.13	Securities Purchase Agreement (5)
10.14	Securities Purchase Agreement (11)
10.15	Form of Change of Control Agreement (13)*
10.16	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association*
11	Statement regarding computation of per share earnings. See Note 6 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
_____________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the Commission on November 10, 2004.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 19, 2005.

(12)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 17, 2006.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 20, 2006.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 filed with the Commission on November 4, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2006.

VINEYARD NATIONAL BANCORP

By: /s/ Norman A. Morales____________________
Norman Morales
President and Chief Executive Officer

By: /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)