Form 10-Q
period 2006-06-30
VINEYARD NATIONAL BANCORP
filed 2006-08-04
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	33-0309110 (IRS employer identification number)

1260 Corona Pointe Court Corona, CA (Address of principal executive offices)	92879 (Zip Code)

Registrant's telephone number, including area code: (951) 271-4232

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 10,607,009 shares of common stock as of August 2, 2006.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005,
AND DECEMBER 31, 2005

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2006 AND DECEMBER 31, 2005

(Dollars in Thousands)	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$25,097	$28,630
Loans held for sale	43,601	-
Investment securities, available-for-sale	223,914	248,694
Loans, net of unearned income	1,507,712	1,373,099
Less: Allowance for probable loan losses	(15,693)	(13,762)
Net Loans	1,492,019	1,359,337
Bank premises and equipment, net	19,617	19,192
Accrued interest	9,254	8,276
Federal Home Loan Bank ("FHLB") and other stock, at cost	19,402	19,155
Deferred income tax asset	13,955	11,646
Other assets	17,103	18,708
TOTAL ASSETS	$1,863,962	$1,713,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$177,090	$154,664
Interest-bearing	1,348,466	1,122,348
Total Deposits	1,525,556	1,277,012

FHLB advances and other borrowings	72,000	224,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	96,913
Accrued interest and other liabilities	17,039	10,728
TOTAL LIABILITIES	1,735,065	1,613,653

COMMITMENTS AND CONTINGENCIES (Note #8)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2006 and 2005, respectively	9,665	9,665
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 10,589,239 and 9,427,690 shares
in 2006 and 2005, respectively	89,069	60,972
Additional paid-in capital	841	4,443
Unallocated ESOP shares	(6,033)	(6,304)
Retained earnings	44,021	36,454
Accumulated other comprehensive loss, net of taxes	(8,666)	(5,245)
TOTAL STOCKHOLDERS' EQUITY	128,897	99,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,863,962	$1,713,638

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$35,274	$22,703	$66,449	$42,419
Interest on investment securities	3,020	3,355	6,092	6,333
TOTAL INTEREST INCOME	38,294	26,058	72,541	48,752

Interest Expense
Interest on savings deposits (1)	4,615	2,778	8,404	5,481
Interest on time deposits in denominations of $100,000 or more	4,920	2,104	8,700	3,578
Interest on other time deposits	4,019	1,503	6,966	2,723
Interest on FHLB advances and other borrowings	4,394	3,565	9,374	5,860
TOTAL INTEREST EXPENSE	17,948	9,950	33,444	17,642
NET INTEREST INCOME	20,346	16,108	39,097	31,110

Provision for Probable Loan Losses	(700)	(705)	(1,900)	(705)

NET INTEREST INCOME AFTER
PROVISION FOR PROBABLE
LOAN LOSSES	19,646	15,403	37,197	30,405

Other Income
Fees and service charges	442	463	719	844
Gain on sale of SBA loans and broker fee income	853	770	1,397	1,427
Gain on sale of loans	386	-	386	-
Other income	116	92	226	167
TOTAL OTHER INCOME	1,797	1,325	2,728	2,438

Other Expense
Salaries and employee benefits	6,672	4,487	13,173	9,411
Occupancy expense of premises	1,105	876	2,230	1,677
Furniture and equipment	1,029	762	2,022	1,500
Other	3,340	2,426	6,070	4,484
TOTAL OTHER EXPENSES	12,146	8,551	23,495	17,072
INCOME BEFORE INCOME TAXES	9,297	8,177	16,430	15,771
INCOME TAX PROVISION	3,857	3,419	6,829	6,596
NET INCOME	$5,440	$4,758	$9,601	$9,175

EARNINGS PER SHARE
BASIC	$0.53	$0.50	$0.96	$0.97
DILUTED	$0.52	$0.48	$0.94	$0.93

CASH DIVIDENDS DECLARED PER SHARE	$0.08	$0.06	$0.16	$0.11
CASH DIVIDENDS PAID PER SHARE	$0.08	$0.06	$0.16	$0.11

See accompanying notes to financial statements.
__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2004	$-	9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Issuance of preferred stock	9,675								9,675
Stock options exercised		127,475	751						751
Warrants exercised		50,350	343						343
Additional investment rights exercised		120,775	3,534						3,534
Purchase of treasury stock		(202,170)	(6,003)						(6,003)
Release of ESOP shares				86			280		366
Cash dividends declared on						(149)			(149)
preferred stock
Cash dividends declared on
common stock						(1,049)			(1,049)
Comprehensive income
Net Income					$9,175	9,175			9,175
Unrealized security holding
gains (net of $410
tax provision)					566			566	566
Total comprehensive income					$9,741
Balance, June 30, 2005	$9,675	9,678,371	$69,161	$3,858		$28,490	$(6,576)	$(2,172)	$102,436

								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2005	$9,665	9,427,690	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985

Common stock issued		1,200,000	30,294						30,294
Stock options exercised		47,549	183						183
Purchase of treasury stock		(86,000)	(2,380)						(2,380)
Purchase of restricted stock				(1,209)					(1,209)
Reclassification of restricted stock awards				(3,134)					(3,134)
Amortization of restricted stock				656					656
Share-based compensation expense				13					13
Release of ESOP shares				72			271		343
Cash dividends declared on preferred
stock						(430)			(430)
Cash dividends declared on common
stock						(1,604)			(1,604)
Comprehensive income
Net Income					$9,601	9,601			9,601
Unrealized security holding
losses (net of $2,477
tax benefit)					(3,421)			(3,421)	(3,421)
Total comprehensive income					$6,180
Balance, June 30, 2006	$9,665	10,589,239	$89,069	$841		$44,021	$(6,033)	$(8,666)	$128,897

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands)	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net Income	$9,601	$9,175
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	2,801	1,633
Investment securities accretion/amortization	268	698
Provision for credit losses	1,900	850
FHLB stock dividends	(412)	(234)
Share-based compensation	13	-
Release of ESOP shares	343	366
Decrease in deferred tax assets	168	-
(Decrease)/increase in taxes payable	(214)	1,218
Increase in other assets	(1,365)	(1,403)
Gain on sale of property, plant, and equipment	(4)	-
Gain on sale of loans	(925)	(471)
(Decrease)/increase in unearned loan fees	(1,364)	672
Increase in interest receivable	(978)	(1,373)
Decrease in interest payable	(17)	(89)
Increase/(decrease) in accrued expense and other liabilities	6,521	(307)
Total Adjustments	6,735	1,560
Net Cash Provided By Operating Activities	16,336	10,735

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	18,659	26,713
Purchase of mortgage-backed securities available-for-sale	-	(95,653)
Purchase of FHLB & other stock	(7,945)	(7,721)
Redemption of FHLB stock	8,110	1,234
Recoveries on loans previously written off	50	41
Proceeds from sale of loans	75,772	55,714
Origination and purchase of loans, net of principal payments	(251,716)	(274,141)
Proceeds from sale of premise and equipment	4	-
Capital expenditures	(2,222)	(5,410)
Net Cash Used In Investing Activities	$(159,288)	$(299,223)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(continued)

(Dollars in Thousands)
	2006	2005
Cash Flows From Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts,
savings accounts, and money market deposits	$89,286	$(17,611)
Net increase in time deposits	159,258	86,191
Net change in FHLB advances	(142,000)	211,000
Net change in other borrowings	(10,000)	-
Proceeds from issuance of perpetual preferred stock	-	9,675
Proceeds from issuance of common stock, net	30,294	-
Proceeds from issuance of junior subordinated debentures	18,000	10,000
Purchase of treasury stock	(2,380)	(6,003)
Purchase of restricted stock	(1,209)	-
Dividends paid on preferred stock	(409)	-
Dividends paid on common stock	(1,604)	(1,049)
Proceeds from exercise of warrants	-	343
Proceeds from exercise of additional investment rights	-	3,534
Proceeds from exercise of stock options	183	751
Net Cash Provided By Financing Activities	139,419	296,831

Net (Decrease)/Increase in Cash and Cash Equivalents	(3,533)	8,343

Cash and Cash Equivalents, Beginning of year	28,630	22,551

Cash and Cash Equivalents, End of period	$25,097	$30,894

Supplemental Information
Net change in unrealized loss on investment securities	$5,898	$(976)
Interest paid	$33,461	$17,731
Income tax paid	$5,420	$3,365
Transfer of loans to loans held-for-sale	$43,601	$-
Reclassification of restricted stock awards	$3,134	$-

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to in this report as “we”, “our”, “us”, or “the Company”) is a bank holding company. Our principal asset is the capital stock of Vineyard Bank, National Association (the “Bank”), a national banking association headquartered in the Inland Empire region of Southern California. The Bank operates twelve full-service banking centers within Los Angeles, Orange, Marin, Riverside, San Bernardino and San Diego counties of California, as well as four loan production offices in Anaheim, Carlsbad, Monterey and Westlake Village, California. We are dedicated to relationship banking and the success of our customers. We focus on serving the needs of commercial businesses, single-family residential developers and builders, individuals, commercial real estate developers, and local public and private organizations. We attract deposits by offering competitive interest rate products and providing value-added customer services.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our consolidated financial position at June 30, 2006 and December 31, 2005, the results of operations for each of the three and six months ended June 30, 2006 and 2005, and changes in stockholders’ equity and comprehensive income and results of cash flows for each of the six months ended June 30, 2006 and 2005.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 14, 2006. Our results for the three and six months ended June 30, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

A summary of our significant accounting and reporting policies follows:

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for probable losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

While we use available information to recognize probable losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for probable losses on loans and foreclosed real estate. Such agencies may require us to recognize adjustments to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for probable losses on loans and foreclosed real estate may change.

Reclassifications

We have made certain reclassifications to the prior year financial statements to conform to current year presentation.

Note #2 - Recently Issued Accounting Pronouncements

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

The phase-in period for this statement, as amended April 14, 2005 by the SEC, began in the first quarter of 2006. Based on the SEC’s phase-in period, we adopted SFAS No. 123R on January 1, 2006 and account for share-based compensation based on this new pronouncement. We compute compensation expense for stock options using the Black-Scholes valuation model and utilize the modified prospective method under SFAS No. 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provided interpretative guidance on SFAS 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance. The adoption of SFAS No. 123R and SAB No. 107 reduced our earnings for the three and six months ended June 30, 2006 consistent with past pro-forma share-based compensation disclosures. See Note #4 for additional share-based compensation information.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”), an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We do not have any derivative instruments, and therefore do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or operating results.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” (“SFAS No. 156”). The provisions of this statement require mortgage servicing rights to be initially valued at fair value. SFAS No. 156 also allows servicers to choose one of the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We currently use the amortization method to account for our servicing rights, and we expect to continue this practice after implementing SFAS No. 156. Therefore, we do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or operating results.

Note #3 - Business Combination

On April 19, 2006, the Company, the Bank, and Rancho Bank, a California-chartered commercial bank headquartered in San Dimas, California, entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which Rancho Bank merged with the Bank, with the Bank as the surviving entity (the “Merger”).  The Agreement was unanimously approved by our Board of Directors and Rancho Bank’s Board of Directors. At its annual meeting of shareholders held on July 19, 2006, the Rancho Bank shareholders approved the Agreement and Merger by a requisite vote. Under the terms and conditions of the Agreement, shareholders of Rancho Bank (other than dissenting shareholders) received consideration of $38.50 per share for each share of Rancho Bank common stock and $38.50 less the exercise price for each stock option outstanding immediately prior to the Merger. As of June 30, 2006, Rancho Bank had 1,457,546 common shares and 66,730 stock options outstanding. The total Merger consideration to Rancho Bank shareholders of approximately $57.8 million was paid in cash. The Merger was completed on July 31, 2006.

Note #4 - Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R and SAB No. 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to January 1, 2006, we accounted for share-based awards under APB No. 25, which resulted in compensation expense recorded only for restricted share awards.

We adopted SFAS No. 123R using the modified prospective transition method, therefore prior period results are not restated and do not reflect the recognition of share-based compensation. Under the modified prospective transition method, we are required to record share-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All option exercises result in the issuance of new shares.

The following table illustrates the effect on net income and earnings per share if we had implemented the fair value method of SFAS No. 123 during the three and six months ended June 30, 2005:

(Dollars in Thousands, except per share data)	Three Months Ended	Six Months Ended
	June 30, 2005

Net income:
As reported	$4,758	$9,175
Less: preferred stock dividends declared	(149)	(149)
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(14)	(67)
Pro forma net income - used in basic and diluted EPS	$4,595	$8,959

Weighted average shares outstanding - basic	9,280,639	9,290,466
Weighted average shares outstanding - diluted	9,696,407	9,753,699

Basic EPS
As reported	$0.50	$0.97
Pro forma	$0.50	$0.96

Diluted EPS
As reported	$0.48	$0.93
Pro forma	$0.47	$0.92

Under the provisions of SFAS No. 123R, we began recognizing share-based compensation costs relating to stock option awards effective January 1, 2006 over the requisite service period of the award, which is generally the option vesting term. The Company measures the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. During the three and six months ended June 30, 2006 and 2005, we did not grant any stock option awards, and therefore no specific valuation assumptions are listed herein.

Our Consolidated Statements of Income for the three and six months ended June 30, 2006 included approximately $13,000 of share-based compensation expense relating to stock options as a result of adopting SFAS No. 123R.

We grant restricted share awards periodically for the benefit of employees and directors. Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. We continued to record compensation expense relating to restricted share awards, which amounted to $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively. We have $3.7 million of non-vested restricted share awards, with a weighted average life of 3.0 years, which are classified as “additional paid-in capital” in stockholders’ equity. Restricted shares were reclassified from “other assets” to “additional paid-in capital” in the first quarter of 2006, in conjunction with the adoption of SFAS No. 123R. We implemented SFAS No. 123R prospectively, and as such, prior period information relating to restricted shares has not been restated.

We have outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”). A summary of stock option activity under the 1997 Plan during the six months ended June 30, 2006 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	427,155	$3.84	6.15 years
Granted	-
Exercised	(47,549)	3.84
Forfeited or expired	-
Outstanding at June 30, 2006	379,606	$3.84	5.65 years	$8,754
Exercisable at June 30, 2006	379,606	$3.84	5.65 years	$8,754

A summary of stock option activity under the 1997 Plan during the six months ended June 30, 2005 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2004	572,125	$4.25	7.22 years
Granted	-
Exercised	(127,475)	5.89
Forfeited or expired	-
Outstanding at June 30, 2005	444,650	$3.81	6.63 years	$12,339
Exercisable at June 30, 2005	418,803	$3.58	6.61 years	$11,718

As of June 30, 2006, we do not have any unvested stock options. A summary of the vesting of our stock options during the six months ended June 30, 2006 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	7,997	$1.62
Granted	-
Vested	(7,997)	1.62
Forfeited or expired	-
Nonvested at June 30, 2006	-	$-

A summary of the status of the Company’s non-vested stock options as of December 31, 2004 and changes during the six months ended June 30, 2005 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2004	93,749	$2.15
Granted	-
Vested	(67,902)	1.71
Forfeited or expired	-
Nonvested at June 30, 2005	25,847	$3.32

Note #5 - Sale of Capital Stock

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors. The shares were offered through a prospectus supplement pursuant to our effective $125 million shelf registration statement. The transaction involved the sale of 1.2 million shares of our common stock at a purchase price of $26.50 per share. We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, support the acquisition of Rancho Bank and for general corporate purposes.

Note #6 - Debt Issuance

On May 16, 2006, our newly formed trust, Vineyard Statutory Trust XI (“Trust XI”), issued $18.0 million of trust preferred securities to preferred investors and $0.6 million of common securities to the Company. The trust preferred securities, which mature on June 23, 2036, bear a floating interest rate of three-month LIBOR plus 1.60%. The interest rate resets quarterly and the initial rate was set at a pre-tax interest cost of 6.77%. Trust XI is our wholly-owned subsidiary, but is not consolidated in our financial statements in accordance with FASB Interpretation No. 46R (“FIN 46R”).

In conjunction with Trust XI’s issuance of trust preferred securities, we issued $18.6 million of junior subordinated debentures to Trust XI. As of June 30, 2006 and December 31, 2005, we had $115.5 million and $96.9 million, respectively, in junior subordinated debentures. We used the proceeds of the debt issuance to support the Bank’s growth, support the acquisition of Rancho Bank and for general corporate purposes.

Note #7 - Dividends

On April 26, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per share, which was paid on June 9, 2006, to shareholders of record as of May 26, 2006. On February 9, 2006, our Board of Directors declared a $0.08 per common share quarterly cash dividend. The dividend was paid on March 24, 2006 to shareholders of record on March 10, 2006.

On May 24, 2006, our Board of Directors declared a $0.2 million cash dividend on the Series C Preferred Stock. The dividend was paid on July 3, 2006 to shareholders of record on June 15, 2006. We also paid a $0.2 million cash dividend to Series C Preferred shareholders on April 3, 2006 and January 3, 2006.

Note #8 - Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Financial Statements. Our exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments.

The following table presents a summary of our commitments and contingent liabilities as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	As of
	June 30, 2006	December 31, 2005
Commitments to extend credit	$638,411	$595,301
Standby letters of credit	$4,645	$4,994
Commercial letters of credit	$-	$-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect many of the commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral we obtain, if deemed necessary upon extension of credit, is based on our credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments which we issue to guarantee the performance of a customer to a third party. Commercial letters of credit are conditional commitments which we issue to facilitate trade or commerce. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

As of June 30, 2006 and December 31, 2005, the reserve for unfunded commitments, included in other liabilities on the Consolidated Statement of Financial Condition, was $1.3 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based on changes in the amounts of commitments, loss experience, historical trends, geographic concentrations, and economic condition.

Legal Proceedings
In the normal course of business, we are subject to legal actions and complaints. At June 30, 2006, we are not aware of any material pending legal action or complaint asserted against us.

Note #9 - Employee Stock Ownership Plan

During April 2004, our Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (the “ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of our eligible full-time employees. This leveraged ESOP is funded by a loan, which is secured by the ESOP shares. The number of shares released is based on the principal pay down of the loan balance. The amount of shares allocated to each participant under the ESOP is based on the employee’s annual compensation. ESOP shares vest twenty percent annually and become fully vested to employees upon the completion of five years of service with the Company. ESOP participants are entitled to receive distributions of their vested balance from the ESOP account generally upon termination of service, which includes retirement and death.

To fund the purchase in the open market of shares of our common stock, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank which we guaranteed. The ESOP loan bore a floating interest rate of 0.5% over the national prime rate and was scheduled to mature ten years after the date of initial advance. During the fourth quarter of 2004, the ESOP Trust refinanced the ESOP loan with a new note with the same terms through the Company and paid off the note with the third party bank, therefore eliminating the loan payable balance on our financial statements. The outstanding balance of the ESOP loan is collateralized by the assets of the ESOP and is guaranteed by us. Dividends paid on the unallocated shares owned by the ESOP may be used to pay debt service or to pay trustee fees at our election. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid.

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity. We recognized $0.2 million and $0.3 million of compensation expense for the release of ESOP shares for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.4 million of compensation for the same periods in 2005.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004 and 2005, the ESOP allocated 6,006 and 23,507 shares, respectively, to participants. During the six months ended June 30, 2006, 1,138 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures resulted in a balance of 28,375 allocated shares. In January and April 2006, the ESOP released 5,716 and 5,805 shares, respectively, in conjunction with a paydown of the ESOP loan. All shares released during 2006 will be allocated to participants in December 2006.

As of June 30, 2006, 28,375 of the ESOP shares are allocated to participants, and an additional 12,659 shares are released but unallocated to participants. The 269,625 unallocated shares represent 2.5% of the total number of common shares outstanding at June 30, 2006. The fair value of unallocated ESOP shares as of June 30, 2006 was $7.3 million.

Note #10 - Earnings per Share

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$5,440		$4,758		$9,601		$9,175
Less: preferred stock dividends declared	(222)		(149)		(430)		(149)
Shares outstanding at end of period		10,589,239		9,678,371		10,589,239		9,678,371
Unreleased and unallocated ESOP shares		(256,966)		(280,083)		(256,966)		(280,083)
Impact of weighting shares
issued during the period		(437,546)		(117,649)		(795,106)		(107,822)
Used in basic EPS	$5,218	9,894,727	$4,609	9,280,639	$9,171	9,537,167	$9,026	9,290,466
Dilutive effect of outstanding
stock options and warrants		218,679		415,768		233,268		463,233
Used in diluted EPS	$5,218	10,113,406	$4,609	9,696,407	$9,171	9,770,435	$9,026	9,753,699

Note #11 - Subsequent Events

In conjunction with our strategic initiative to expand further into Northern California, we opened a loan production office (“LPO”) in Monterey, California, on July 3, 2006. This new LPO will focus on the origination of SBA and single-family residential construction loans.

On July 31, 2006, we completed the acquisition of Rancho Bank, which was merged into the Bank. On August 1, 2006, Rancho Bank’s four banking centers assumed the name Vineyard Bank, National Association, and began offering our services and products. The closing of this transaction was preceded by the approval of the transaction by Rancho Bank’s shareholders on July 19, 2006. For more transaction details, see Note #3 to the Consolidated Financial Statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our business, financial condition, results of operations, liquidity and interest rate sensitivity. You should read the following discussion and analysis in conjunction with our quarterly unaudited Consolidated Financial Statements, and notes thereto, contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Forward-looking statements

Except for historical information contained herein, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our estimates, projections and statements of beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning.

We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk” included in this report. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

General Business and Organization

Vineyard National Bancorp

We are a California corporation and a bank holding company that commenced business in December 1988. Our common stock is listed on the NASDAQ Global Market System (formerly NASDAQ National Market System) and is publicly traded under the symbol “VNBC”.

Our principal business is to serve as a holding company for the Bank. We may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (“FRB”) regulations. At June 30, 2006, we had consolidated total assets of $1.9 billion, total deposits of $1.5 billion and consolidated stockholders’ equity of $0.1 billion. Our headquarters is in Corona, California.

Vineyard Bank

The Bank, our wholly-owned, nationally-chartered subsidiary, is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates twelve full-service banking centers located in each of the communities of Chino, Corona, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, and San Rafael, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California. The Bank also has four loan production offices in Anaheim, Carlsbad, Monterey and Westlake Village, California. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

Executive Overview and Highlights

The following information provides the highlights for the second quarter of 2006.

Merger Agreement

On April 19, 2006, we signed an Agreement and Plan of Reorganization with Rancho Bank, pursuant to which Rancho Bank will be merged into the Bank, with the Bank as the surviving entity. Rancho Bank, a California-chartered commercial bank headquartered in San Dimas, California, has four banking centers located in Covina, San Dimas, Upland and Walnut, which are located in San Bernardino and Los Angeles counties of California. This transaction expands our footprint, allowing us to deliver our products and services to the clients of Rancho Bank. The addition of the four banking centers also provides additional opportunities to expand our relationship banking efforts and strengthen our marketplace presence between the San Gabriel Valley and greater Inland Empire regions.

Upon closing of the Merger, we paid cash consideration of $38.50 for each outstanding share of common stock of Rancho Bank. The Merger consideration results in an aggregate transaction value of approximately $57.8 million, which equates to a price to book value ratio of 2.84 as of June 30, 2006. See Note #3 to the Consolidated Financial Statements for further transaction details.

We anticipate the Merger to have the following effects on our financial results:

▪	Accretion to our earnings per share;
▪	Reduction of overall core funding costs, with Rancho Bank’s cost of funds of less than 75 basis points for 2005;
▪	Revenue enhancement through the redeployment of Rancho Bank’s excess liquidity into higher yielding loan products; and
▪	Cost savings in excess of 30%, principally in redundant administrative infrastructure.

Registered Direct Offering

On May 5, 2006, we completed the sale of $31.8 million of our common stock in a registered direct offering, through which 1.2 million shares were sold through a prospectus supplement to our shelf registration statement. Our shelf registration statement, which was filed with the SEC in August 2005, allows us to offer and sell $125 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. As of June 30, 2006, there was $93.2 million in debt and equity securities remaining to be sold through the shelf registration statement.

The shares were sold to three accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with additional liquidity and enhance our regulatory capital ratios to support our Merger with Rancho Bank, which was completed on July 31, 2006.

Junior Subordinated Debentures

On May 16, 2006, we established a wholly-owned subsidiary, Trust XI, which issued $18.0 million in trust preferred securities to preferred investors. We simultaneously issued $18.6 million of junior subordinated debentures to Trust XI.

The issuance of these debentures, with an initial effective after-tax cost of capital of less than 4.0%, allows us to efficiently access growth capital. Together with the common stock issuance of $31.8 million completed two weeks prior to this transaction, we raised $49.8 million to support our internal growth, as well as the acquisition of Rancho Bank.

Bank Charter Conversion

In December 2005, we determined that a national banking association charter would be better aligned with the Bank’s strategic plans, and therefore submitted an application to the Office of the Comptroller of the Currency (“OCC”) to convert the Bank’s existing charter to a national banking association charter. In addition to providing greater flexibility for expansion into new markets or product lines, we believe that a national banking association charter will provide more consistency in the applicability of laws and regulations, as the Bank would be supervised by one bank regulatory agency.

On May 1, 2006, the OCC approved the Bank’s application to convert to a national banking association. The conversion became effective on May 11, 2006, and the Bank’s name was changed to Vineyard Bank, National Association. Under the previous California charter, the Bank operated under the supervision of the California Department of Financial Institutions (“DFI”) and the FDIC. Upon conversion to the national banking association charter, the Bank began operating under the supervision of the OCC.

Critical Accounting Policies

In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowance for probable loan losses and the fair value of carried securities. We base our estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K filed with the SEC on March 14, 2006. We believe that the following policies are critical according to the SEC’s definition.

Allowance for Credit Losses

We maintain the allowance for probable loan losses (“ALL”) at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on our evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for probable loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

The Bank has implemented a risk rating system for its loan portfolio, which is the main tool used in determining the appropriate level of the ALL. We give each loan a risk level upon origination, and periodically assess it to determine if any changes to the risk rating are needed. We assign each risk rating an inherent credit loss factor that determines the amount of the allowance for probable loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by geographic region or product type, based on our belief that there may ultimately be different credit loss rates experienced in each region or product.

The loan committee, comprised of members of the Bank’s management and board of directors, regularly examines the loan portfolio for performance and credit quality, adherence to underwriting standards, and status of impaired loans. The loan committee is also responsible for reviewing and assessing the adequacy of the ALL, which includes reviewing the problem loans and the reserve computations and methodology.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In this case, we value the loan using the current fair value of the collateral, net of selling costs. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize the impairment reserve as a specific component to be provided for in the ALL. The Bank also maintains an unallocated allowance to provide for other credit losses inherent in the loan portfolio which may not have been contemplated in the credit loss factors. This unallocated amount comprises up to 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews, and overall economic trends.

We established the reserve for unfunded commitments to absorb inherent losses associated with our commitment to lend funds. We monitor the adequacy of this reserve regularly based on the current loan portfolio’s quality, trends in risk-rating, current economic conditions, loan concentrations, and historical information.

Mortgage and Non-mortgage Servicing Rights

We often retain the servicing rights associated with loans that we sell. We measure retained servicing rights by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. We determine subsequent measurements using a discounted cash flow model. We amortize servicing rights over the expected life of the loan and evaluate them periodically for impairment. The expected life of the loan can deviate from our estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of our estimates would negatively impact the recorded value of the servicing rights. The value of servicing rights is also dependent upon the discount rate used in the model. We review this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of the servicing rights.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, as certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. In addition, we may utilize certain estimates in determining the provision for income taxes in interim and annual periods. These estimates primarily include our assessment of the realization of certain income tax credits and tax-exempt income. We consider the relative merits and risks of appropriate tax treatment in accordance with statutory, judicial and regulatory guidance. However, fluctuations in our estimates in determining our tax provision may materially impact our results in a given reporting period.

Our Strategic Plan

Since the hiring of our current president and chief executive officer in October 2000, we have experienced significant growth due to the successful execution of our strategic business plan, which emphasizes the following items: (i) organic growth through the expansion of our lending products, deposit services, and geographic locations and (ii) strategic acquisitions. Our strategic plan focuses our efforts in developing a customer-oriented service philosophy, while expanding our lending products by creating various specialty lending groups. We believe that expanding many of our existing relationships will continue to be an effective source of new business opportunities.

Our strategic expansion includes the following initiatives relating to the growth of our lending and funding products:

▪
Specialty Group Organization: We believe that we can facilitate continued loan and deposit growth by the identification of new lending and funding specialty groups, and continued emphasis on existing specialty groups. The loan and deposit portfolios are comprised of specialty products, and each product base is enhanced by a group of seasoned banking professionals who have expertise in their specialty product and are able to offer a high level of service and maintain long-term customer relationships. We will continue to identify new specialty groups with new products to generate volume in both loans and deposits and to diversify the existing loan and deposit portfolios. In addition, we will focus on expanding the existing specialty groups to generate a higher volume of loans and deposits.

▪
Organic Deposit and Lending Growth: We believe that we can achieve a consistent growth in our deposit and lending base through the expansion and retention of community banking relationships. We will also expand our presence in existing markets and enter new geographic markets through the hiring of individuals or teams who will acquire and manage new business. We target certain markets due to our experience in and knowledge of these markets, as well as our expectation of continued growth and potential future development in these areas.

We will focus on providing relationship banking services to the following California markets:

(i)	the Inland Empire region, which primarily includes San Bernardino and Riverside Counties;
(ii)	the coastal communities of Los Angeles County;
(iii)	the San Gabriel Valley region of Los Angeles County;
(iv)	the coastal communities of south Orange and San Diego Counties;
(v)	the coastal communities of Marin and Monterey Counties; and
(vi)	the coastal communities of Ventura County.

▪
Strategic Acquisitions: In alignment with our strategic plan, we may consider making strategic acquisitions of financial institutions including whole banks or individual branches. We will consider making acquisitions that are complements to our existing products and services, complements to our current geographic and demographic footprints, and are accretive to earnings. Our acquisition of Rancho Bank is consistently aligned with this strategic plan, as its banking center locations and low-cost deposit base are complementary to our existing locations and growth needs.

▪
Capital Strategy: Our strategic plan includes various methods of generating capital. We may offer and sell securities in order to raise additional capital. To that end, we filed a shelf registration statement with the SEC in August 2005, which provided us with the flexibility to publicly issue up to $125 million in debt and/or equity securities. We may also raise capital through private transactions or through the issuance of trust preferred securities. Our objective with our capital strategy is to maintain consistent capital ratios while having a minimal dilutive impact to shareholders. Our issuance of $31.8 million in common stock registered through our shelf registration statement and our private issuance of $18.0 million of trust preferred securities in May 2006 are consistent with our capital strategy.

Specialty Product Offering

As discussed earlier, a focus on specialty lending and funding products is one of the cornerstones of our strategic expansion plan. Our specialty lending and funding products, which are a supplement to our traditional commercial and residential loans and services, are described as follows:

•
Coastal Construction Lending  We originate high-end single-family residential coastal construction loans within Los Angeles’ “south bay” coastal communities (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The demand for new luxury construction in many of these communities continues to be strong. These types of construction loans typically range from $1.0 million to $5.0 million. During the three and six months ended June 30, 2006, gross commitments generated for this loan product amounted to $115.1 million and $253.4 million, respectively. Our single-family residential coastal construction loans outstanding amounted to $438.8 million and $392.2 million at June 30, 2006 and December 31, 2005, respectively, net of participations sold of $126.1 million and $114.7 million, respectively.

•
Tract Construction Lending We originate single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, we have financed projects throughout California.  The builders we currently lend to operate within approximately twenty communities where demand for new affordable housing is consistently exceeding new production supply. The Inland Empire’s resale and new home markets continue to be supported by a growing labor base. These types of construction loans typically range from $3.0 million to $10.0 million. During the three and six months ended June 30, 2006, gross commitments generated for this loan product amounted to $33.7 million and $114.2 million, respectively. Our single-family residential tract construction loans outstanding amounted to $125.8 million and $129.7 million at June 30, 2006 and December 31, 2005, respectively, net of participations sold of $19.2 million and $11.6 million, respectively.

•
SBA Lending We offer SBA 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. We had $22.4 million and $12.8 million of outstanding SBA loans at June 30, 2006 and December 31, 2005, respectively, net of participations sold of $45.1 million and $42.0 million, respectively.

•
Non-Profit Services Group We originate loan and deposit services to non-profit organizations, including churches and private schools throughout our market area. These activities are also a complement to our focus on strengthening and supporting local communities. Loans to non-profit organizations amounted to $35.2 million and $30.3 million at June 30, 2006 and December 31, 2005, respectively.

•
Income Property Lending We have an income property lending division to service the growing markets for commercial real estate and multifamily/apartments in Southern California. The commercial real estate portfolio includes office buildings, retail outlets and industrial properties, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. Our multifamily/apartment loan portfolio is centered in Los Angeles and Orange counties, with some lending in the Inland Empire region. Given the relatively high home prices in Southern California, the apartment market has experienced solid rental performance. As a result, vacancy rates remain relatively low. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At June 30, 2006 and December 31, 2005, the balance of income property loans generated from this division amounted to $290.5 million and $210.1 million, respectively, for commercial real estate loans and $232.4 million and $230.0 million, respectively, for apartment loans.

•
Community Banking Group In order to expand our deposits, our Community Banking Group has focused on offering competitive interest rate products and providing value-added services by introducing additional products and services. Our deposit base has been built around a community banking philosophy, which resulted in deposit growth of 19.5% for the six months ended June 30, 2006. The Community Banking Group also focuses on commercial and business banking and the origination of commercial business loans.

o
Commercial and Business Banking We are committed to providing customized credit solutions to assist customers in remaining competitive in their respective marketplaces. To this end, we have coupled convenience and technology in expanding our deposits, while supplementing customer service with new and complementary products. We have pursued business deposits by offering an expanded courier network, by the introduction of cash management products and by specific targeting of small business customers. We intend to capture additional business accounts by bundling new products and services with other cash management services. Expanded courier services and technology-based products contribute to providing a high level of service to our business clientele.

o
Commercial Business Loans We originate commercial business loans which generally consist of loans to small businesses. We offer business revolving lines of credit, to ensure that businesses’ operating capital needs are met in a timely manner. Commercial loans in the SBA’s 7(a) program are also included in this category.

Each of the foregoing specialty lending groups and depository services brings diversity to our traditional product lines, offering our customers greater flexibility while providing additional opportunities for us to serve new customers within our primary market areas. We will also seek to enter additional geographic markets or expand in existing markets through acquisitions of branches or whole institutions and through opening de novo banking centers. We will target these new markets for their similar demographics to our current markets. This strategic expansion is consistent with our focus on creating and building new banking relationships and generating greater funding to facilitate additional loan growth.

Loan and Deposit Product Concentration

We emphasize the origination of certain loan products to achieve our desired loan portfolio mix. We actively manage our product concentrations within our loan portfolio by selling participations and purchasing loans. During the three and six months ended June 30, 2006, we sold $64.5 million in coastal and tract construction loans. We also sold $6.0 million and $9.3 million in SBA loans for the same periods, respectively. These loan participations were instrumental in our liquidity strategy, and aided us in decreasing our borrowings during the quarter ended June 30, 2006. We purchased $12.7 million and $21.0 million in consumer loans during the three and six months ended June 30, 2006, respectively, to help achieve the intended loan portfolio mix. These activities will continue to be an integral part of our strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio.

We also established an intended deposit mix, which affords us a blended cost of funds at an appropriate volume to support our lending initiatives. In order to achieve the desired distribution, we offer various interest-bearing promotional products. During the second quarter of 2006, we had several time deposit promotional campaigns. It is part of our marketing strategy to offer competitive rates to capture more market share in each of our banking center geographic locations. We have a desired level of 20% of the deposit market share and a minimum target of 10% of the deposit market share in each of our twelve banking center communities.

Relationship Banking Facilities

In order to provide the highest level of relationship banking, we have redesigned the majority of our existing banking centers. We believe that relationship management is best delivered in contemporary, well appointed and efficient banking centers that provide each of our personnel with a full array of technologically advanced tools and products. We began conversion of these facilities in 2004, and we anticipate completion of our banking center redesigns in 2006. The refurbished banking centers will also help to provide improved customer service, as the traditional branch design with teller lines and desks has been replaced with client service desks, equipped with state-of-the-art cash recyclers/dispensers. Our ATM system was also replaced with current technology that acts as a complement to the redesigned banking centers.

Results of Operations

During the three and six months ended June 30, 2006, operating results demonstrated a steady growth over the same periods in 2005. Net income for the three and six months ended June 30, 2006 was $5.4 million and $9.6 million, respectively, as compared to $4.8 million and $9.2 million for the same periods in 2005, respectively, representing increases of 14.3% and 4.6%, respectively. The growth in earnings during the three and six months ended June 30, 2006 produced diluted earnings per share of $0.52 and $0.94, respectively, as compared to $0.48 and $0.93 for the same periods in 2005, respectively.

The growth in net income was mainly attributable to the increase in interest income from loans, which was a direct result of an increase in interest-earning loans and an increase in interest rates. Average gross loans for the three and six months ended June 30, 2006 were $1.6 billion and $1.5 billion, respectively as compared to $1.2 billion and $1.1 billion for the same periods in 2005, respectively. Average investment securities, which include investment securities, federal funds sold, and other investments, remained relatively stable at $0.3 billion for the three and six months ended June 30, 2006 and 2005. Average investment securities balances are based on historical amortized cost. The growth in our earning assets during the three and six months ended June 30, 2006 was mainly funded by an increase in deposits. The growth in interest income was offset by increased interest expense for both deposits and borrowings. This increase was attributable mainly to an increase in deposit balances and interest rates. A slight increase in other income also contributed to the increase in net income.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for probable loan losses plus non-interest income, changed from 49.1% to 54.9% for the three months ended June 30, 2005 and 2006, respectively, and changed from 50.9% to 56.2% for the six months ended June 30, 2005 and 2006, respectively.

Net Interest Income

Our earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings. The net interest margin is the net interest income divided by the average interest-earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; (2) the relationship between repricing or maturity of our variable rate and fixed rate loans and securities, and our deposits and borrowings; and (3) the magnitude of our non-interest earning assets, including non-accrual loans, other real estate owned, and intangible assets.

Total interest income for the three and six months ended June 30, 2006 was $38.3 million and $72.5 million, respectively, and was $26.1 million and $48.8 million for the same periods in 2005, respectively. Total interest expense was $17.9 million and $33.4 million for the same periods in 2006, respectively, and $10.0 million and $17.6 million for the same periods in 2005, respectively. Therefore, the net interest income was $20.3 million and $39.1 million for the same periods in 2006, respectively, and $16.1 million and $31.1 million for the same periods in 2005, respectively.

For the three and six months ended June 30, 2006, interest income from loans increased 55.4% and 56.6%, respectively, to $35.3 million and $66.4 million, respectively, compared to $22.7 million and $42.4 million for the same periods in 2005, respectively. This increase was a result of the growth in our loan portfolio, coupled with higher rates on loan originations and an increase in rates on our existing variable-rate loans. During the first half of 2006, we increased commercial construction loans by 29.3%, SBA loans by 74.7% and installment loans by 88.2%. In addition, we originated $708.7 million in loan commitments, of which $367.6 million were originated in coastal and tract construction loans, $68.0 million were originated in commercial construction loans, $109.3 million were originated in residential real estate loans, and $101.8 million were originated in commercial real estate loans. Our construction loan portfolio, which comprised 42.6% of gross loans as of June 30, 2006, had a yield of 11.0% for the six months ended June 30, 2006, which contributed largely to the increase in interest income from loans. We monitor our loan portfolio composition on a monthly basis to ensure that it is consistent with the portfolio mix set forth by our Board of Directors. We monitor this composition to minimize risk while maximizing our loan yield.

For the three months ended June 30, 2006, loan fee income represented $3.3 million or 9.2% of the $35.3 million in interest and fees on loans. For the three months ended June 30, 2005, loan fee income was $2.6 million or 11.5% of the $22.7 million in interest and fees on loans. For the six months ended June 30, 2006, loan fee income represented $6.4 million or 9.6% of the $66.4 million in interest and fees on loans. For the six months ended June 30, 2005, loan fee income was $5.1 million or 11.9% of the $42.4 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan. The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period. Construction loans and commercial real estate loans generate the majority of loan origination fee income. The amortized loan fee income earned has increased while the percentage of such loan fees earned has decreased as a percentage of total interest and fees, due to the origination of longer duration assets, such as commercial real estate loans, whereby fees are amortized over a longer period. The percentage decrease in fees is a result of the strategy to diversify the loan portfolio. The percentage of loan fees to interest income from loans also decreased as interest rates on loans increased.

Interest income from investment securities decreased slightly for the three and six months ended June 30, 2006, as compared to the same periods in 2005. Our investment portfolio decreased 10.0% during the six months ended June 30, 2006, primarily as a result of principal pay downs, which therefore created the decline in the related interest income.

Interest expense on deposits totaled $13.6 million and $24.1 million for the three and six months ended June 30, 2006, respectively, as compared to $6.4 million and $11.8 million for the same periods in 2005, respectively, resulting in increases of 112.3% and 104.3% for the same periods, respectively. The increase in interest expense is mainly associated with an increase in our average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $0.9 billion for the three and six months ended June 30, 2005 to $1.3 billion and $1.2 billion for the same periods in 2006, respectively. We consistently offer promotional deposit products, generally consisting of time and money market products, in order to capture additional market share in each of our banking center geographic locations. During the first half of 2006, we offered various promotional rate time deposit products, which contributed to the 24.0% increase in time deposit accounts since December 31, 2005.

Interest expense on borrowings increased from $3.6 million and $5.9 million for the three and six months ended June 30, 2005, respectively, to $4.4 million and $9.4 million for the same periods in 2006, respectively. Our junior subordinated debentures and subordinated debentures are indexed to three-month LIBOR and reprice on a quarterly basis. Therefore, rates on borrowings have increased as interest rates have increased. For the three and six months ended June 30, 2006, our average borrowings were $0.3 billion, compared to $0.4 billion and $0.3 billion for the same periods in 2005, respectively. We have increased our junior subordinated debentures, in order to support the continued growth of the Bank, and we have decreased our FHLB borrowings, as a result of the growth in deposits and the proceeds from loan sales.

Net Interest Margin

Starting in 2005, we began to diversify our asset portfolio to minimize risk. We focused on increasing our income property loan originations in order to maintain the loan portfolio mix set forth by our strategic plan. For the six months ended June 30, 2006, deposit growth exceeded loan growth, allowing us to eliminate high-cost borrowings. The participation of loans also contributed to our increased liquidity. We will continue to focus on obtaining low cost deposits to support the growth of the loan portfolio and to reduce our borrowings, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

The FRB continued to raise the overnight borrowing rate at each of their meetings. At June 30, 2005, the prime rate was 6.25%. It increased to 7.25% as of December 31, 2005 and increased further to 8.25% at June 30, 2006. The prime rate is the main driver for interest rate increases.

For the three and six months ended June 30, 2006, we experienced an increase in the yield on our total interest-earning assets primarily due to the growth of the loan portfolio and the repricing of existing loans at higher interest rates. Yields on total interest-earning assets increased from 7.1% to 8.4% for the three months ended June 30, 2005 and 2006, respectively, and increased from 7.0% to 8.3% for the six months ended June 30, 2005 and 2006, respectively. Our average loan balance was 85.6% and 84.9% of total average interest-earning assets for the three and six months ended June 30, 2006, respectively, as compared to 78.4% and 78.6% of total average interest-earning assets for the same periods in 2005, respectively. The majority of investment securities are fixed-rate, and thus the yield from investments only changes slightly from slower premium amortization as the market rates increase and as the estimated life of the investments are adjusted.

The cost of interest-bearing liabilities increased from 3.1% and 2.9%, respectively, to 4.6% and 4.4%, respectively, for the three and six months ended June 30, 2005 and 2006, respectively, as a result of the rising interest rate environment. FHLB advances, which we increased in early 2006 to help fund the growth of the loan portfolio, were decreased in the second quarter of 2006, due to the growth of deposits and additional liquidity from loan sales. We are increasing our focus and efforts on providing deposit growth through our existing community banking network, developing our commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas. Our efforts continue to be focused on the measured growth of all earning assets which complement well-balanced loan and investment securities portfolios, funded by deposit relationships.

The average interest cost on FHLB and other borrowings increased from 3.0% and 2.8% for the three and six months ended June 30, 2005, respectively, to 4.9% and 4.7% for the same periods ended 2006, respectively, as interest rates were higher during the first half of 2006 compared to the same period in 2005. The cost of subordinated debt increased from 6.4% and 6.1% for the three and six months ended June 30, 2005, respectively, to 8.3% and 8.0% for the same periods in 2006, respectively. Similarly, the cost of junior subordinated debentures increased from 6.2% and 5.9% for the three and six months ended June 30, 2005, respectively, to 7.6% and 7.4% for the same periods in 2006, respectively. These increases are also a result of the higher interest rates in 2006, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.46% and 4.45% for the three and six months ended June 30, 2006, respectively. The margin increased from the 4.37% level for the three months ended June 30, 2005, and decreased modestly by three basis points from the 4.48% level for the six months ended June 30, 2005.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2006 and 2005. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the three months ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,568,103	$35,274	9.02%	$1,158,526	$22,703	7.86%
Investment securities (2)	244,262	2,767	4.54%	303,456	3,190	4.22%
Federal funds sold	1,538	19	5.01%	-	-	0.00%
Other investments	17,742	234	5.29%	15,071	165	4.39%
Total interest-earning assets	1,831,645	38,294	8.38%	1,477,053	26,058	7.08%
Other assets	67,639			63,063
Less: allowance for probable loan losses	(15,355)			(13,392)
Total average assets	$1,883,929			$1,526,724

Liabilities and Stockholders' Equity
Savings deposits (3)	$502,091	4,615	3.69%	$424,020	2,778	2.63%
Time deposits	780,371	8,939	4.59%	483,913	3,607	2.99%
FHLB advances and other borrowings	184,397	2,239	4.87%	299,169	2,262	3.03%
Subordinated debt	5,000	104	8.26%	5,000	81	6.45%
Junior subordinated debentures	106,293	2,051	7.64%	79,636	1,222	6.15%
Total interest-bearing liabilities	1,578,152	17,948	4.55%	1,291,738	9,950	3.09%
Demand deposits	170,363			132,588
Other liabilities	17,948			8,103
Total average liabilities	1,766,463			1,432,429
Preferred stock equity	9,665			7,973
Common stock equity	107,801			86,322
Total average stockholders' equity	117,466			94,295
Total average liabilities and
stockholders' equity	$1,883,929			$1,526,724

Net interest spread (4)			3.83%			3.99%
Net interest income
and net interest margin (5)		$20,346	4.46%		$16,108	4.37%

(Dollars in Thousands)	For the six months ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,504,497	$66,449	8.91%	$1,099,306	$42,419	7.78%
Investment securities (2)	249,112	5,639	4.56%	286,476	6,060	4.17%
Federal funds sold	917	22	4.91%	137	2	2.48%
Other investments	16,984	431	5.11%	13,343	271	4.09%
Total interest-earning assets	1,771,510	72,541	8.25%	1,399,262	48,752	7.02%
Other assets	73,198			61,282
Less: allowance for probable loan losses	(14,766)			(13,201)
Total average assets	$1,829,942			$1,447,343

Liabilities and Stockholders' Equity
Savings deposits (3)	$480,295	8,404	3.53%	$441,381	5,481	2.50%
Time deposits	720,248	15,666	4.39%	444,729	6,301	2.86%
FHLB advances and other borrowings	230,622	5,380	4.70%	253,209	3,484	2.77%
Subordinated debt	5,000	202	8.04%	5,000	154	6.12%
Junior subordinated debentures	101,629	3,792	7.42%	75,411	2,222	5.86%
Total interest-bearing liabilities	1,537,794	33,444	4.38%	1,219,730	17,642	2.91%
Demand deposits	166,173			129,087
Other liabilities	16,281			8,510
Total average liabilities	1,720,248			1,357,327
Preferred stock equity	9,665			4,009
Common stock equity	100,029			86,007
Total average shareholders' equity	109,694			90,016
Total average liabilities and
stockholders' equity	$1,829,942			$1,447,343

Net interest spread (4)			3.87%			4.11%
Net interest income
and net interest margin (5)		$39,097	4.45%		$31,110	4.48%
____________________

(1)
Interest on loans includes loan fees, which totaled $3.3 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively and $6.4 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively. The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Probable Loan Losses

For the three months ended June 30, 2006 and 2005, the provision for probable loan losses was $0.7 million. For the six months ended June 30, 2006 and 2005, the provision for probable loan losses was $1.9 million and $0.7 million, respectively.

Our ALL was $15.7 million at June 30, 2006 and $13.8 million at December 31, 2005. Additions to the ALL are effected through the provision for probable loan losses. Also affecting the ALL are loans charged off and loans recovered. We had net recoveries which were less than 0.01% of the loan portfolio for the six months ended June 30, 2006 and 2005. The reserve for unfunded commitments was $1.3 million as of June 30, 2006 and December 31, 2005. The ALL and the reserve for unfunded commitments (collectively, “allowance for credit losses”) totaled $17.0 million or 1.1%, and $15.1 million or 1.1% of gross on-balance sheet loans, excluding loans held-for-sale, at June 30, 2006 and December 31, 2005, respectively.

Although we maintain an allowance for credit losses at a level we consider to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for credit losses, and therefore the requisite amount of the provision for probable loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond our control.

Non-Interest Income

Non-interest income for the three months ended June 30, 2006 and 2005 was $1.8 million and $1.3 million, respectively, representing an increase of $0.5 million or 35.6%. Non-interest income for the six months ended June 30, 2006 and 2005 was $2.7 million and $2.4 million, respectively, representing an increase of $0.3 million or 11.9%.

We generally sell the guaranteed portions of SBA loans originated, and have also sold the unguaranteed portion of certain SBA loans. The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.9 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, and amounted to $1.4 million for the six months ended June 30, 2006 and 2005. Income from fees and service charges was $0.4 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006, there was a gain on sale of non-SBA loans of $0.4 million, which related to the sale of construction loans. There was no gain on sale of non-SBA loans for the three and six months ended June 30, 2005.

Non-Interest Expense

Our non-interest expense for the three months ended June 30, 2006 and 2005 was $12.1 million and $8.6 million, respectively, and $23.5 million and $17.1 million for the six months ended June 30, 2006 and 2005, respectively. These increases in non-interest expense resulted from our strategy to build our infrastructure in 2005. In 2006, we see the benefits as the revenue stream increases offsetting the overhead costs. Leveraging of our infrastructure improved our efficiency ratio to 54.9% for the quarter ended June 30, 2006 from its 57.7% and 60.4% levels for the quarters ended March 31, 2006 and December 31, 2005, respectively.

Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. As we have continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions. With the expansion of loan production offices into full-service banking centers and the opening of new loan production offices, we have recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth. These infrastructure changes have increased our salaries and employee benefits expense by $2.2 million or 48.7% to $6.7 million for the three months ended June 30, 2006 as compared to the same period in 2005, and by $3.8 million or 40.0% to $13.2 million for the six months ended June 30, 2006 as compared to the same period in 2005.

(ii)
Occupancy expense amounted to $1.1 million and $2.2 million for the three and six months ended June 30, 2006, respectively, in comparison to $0.9 million and $1.7 million for the same periods in 2005, respectively. The increase in occupancy expense is primarily due to our expansion. In June 2005, we moved our administrative headquarters to a 45,000 square foot facility in Corona Pointe, increasing our occupancy costs. We also opened a loan production office in Westlake Village and expanded the San Rafael loan production office into a full-service banking center during the first quarter of 2006, contributing to the higher occupancy expense for the three and six months ended June 30, 2006 than for the same periods in 2005.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively, compared to $0.8 million and $1.5 million for the same periods in 2005, respectively. As the Company opened its Corona Pointe administrative facility, expanded its banking network and redesigned its existing banking centers, expenses related to furniture and equipment increased.

(iv)
Other non-interest expense was $3.3 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively, and $6.1 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively. The increase is due primarily to our implementation of our strategy to grow our business.

The following is a breakdown of other non-interest expense for the three and six months ended June 30, 2006 and 2005:

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other non-interest expense:
Data processing	$262	$212	$478	$406
Marketing	484	272	700	425
Professional services	854	351	1,279	644
Office supplies, postage and telephone	454	366	890	716
Insurance and assessments	179	238	345	447
Administrative	152	137	301	259
Business development	513	432	1,095	816
Other	442	418	982	771
Total other non-interest expense	$3,340	$2,426	$6,070	$4,484

Income Taxes

For the three and six months ended June 30, 2006, the provision for federal and state income taxes was $3.9 million and $6.8 million, respectively, while the provision for federal and state income taxes was $3.4 million and $6.6 million for the same periods in 2005, respectively. These provisions for income taxes represent effective tax rates of 41.5% and 41.6% for the three and six months ended June 30, 2006, respectively, and 41.8% for the same periods in 2005.

Financial Condition

Assets

At June 30, 2006, total assets increased $150.3 million or 8.8% to $1.9 billion from $1.7 billion at December 31, 2005. Assets were comprised primarily of $1.5 billion in loans, net of unearned income and $0.2 billion in investment securities available-for-sale at June 30, 2006. This represents an increase of $134.6 million or 9.8% in loans, net of unearned income, and a decrease of $24.8 million or 10.0% in investment securities available-for-sale from December 31, 2005. We also had $43.6 million in multifamily loans held-for sale as of June 30, 2006.

Investments

All of our securities in our portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

Our securities portfolio amounted to $223.9 million or 12.0% of total assets at June 30, 2006 and $248.7 million or 14.5% of total assets at December 31, 2005. Our investment portfolio decreased during the six months ended June 30, 2006 as a result of principal paydowns of securities. We did not purchase any securities during the six months ended June 30, 2006.

The amortized cost and fair values of investment securities available-for-sale at June 30, 2006 were as follows:
(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$12,125	$-	$(661)	$11,464
Mortgage-backed securities	224,485	-	(14,103)	210,382
Mutual funds	2,166	-	(98)	2,068
Total	$238,776	$-	$(14,862)	$223,914

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,751	$-	$(126)	$11,625
Mortgage-backed securities	243,786	-	(8,806)	234,980
Mutual funds	2,121	-	(32)	2,089
Total	$257,658	$-	$(8,964)	$248,694

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,464	$(661)	$11,464	$(661)
Mortgage-backed securities	-	-	210,382	(14,103)	210,382	(14,103)
Mutual funds	2,068	(98)	-	-	2,068	(98)
Total	$2,068	$(98)	$221,846	$(14,764)	$223,914	$(14,862)

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

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

As of June 30, 2006 and December 31, 2005, we had 22 investment securities that were in an unrealized loss position. Despite the unrealized loss position of these securities, we have concluded, as of June 30, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at June 30, 2006, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.1 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$12,125	$11,464
Mortgage-backed securities	13,177	12,772	211,308	197,610
Total	$13,177	$12,772	$223,433	$209,074

There were no sales of investment securities during the six months ended June 30, 2006 and 2005. Included in stockholders’ equity at June 30, 2006 and 2005 was $8.7 million and $5.2 million, respectively, of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $9.7 million and $18.7 million for the three and six months ended June 30, 2006. The estimated duration is approximately five years on such mortgage-backed securities as of June 30, 2006.

Securities with a fair value of $221.8 million and $246.6 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

Our loan portfolio grew by 9.8% during the first six months of 2006, net of loan participations and payoffs. Loans, net of unearned income, increased by $134.6 million from $1.4 billion at December 31, 2005 to $1.5 billion at June 30, 2006. We also had $43.6 million of multifamily residential loans held-for-sale as of June 30, 2006. Management reclassified these loans to held-for-sale based on their intent to sell them in the third quarter of 2006. We account for held-for-sale loans at the lower of cost or market. We determined the market value of these loans based on similar loan sales in the market and preliminary bids received on the loans. There were no loans held-for-sale as of December 31, 2005.

More than 95% of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, San Diego and Ventura counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	June 30, 2006	December 31, 2005

Commercial and industrial	$71,774	$54,757
Real estate construction:
Single-family coastal	438,788	392,183
Single-family tract	125,806	129,706
Commercial	79,389	61,392
Real estate mortgage:
Commercial	392,209	321,821
Multi-family residential	195,406	246,597
Land	107,666	91,035
All other residential	63,237	64,426
Consumer loans	36,136	15,205
All other loans (including overdrafts)	167	207
	1,510,578	1,377,329
Unearned premium on loans	1,073	484
Deferred loan fees	(3,939)	(4,714)
Loans, net of unearned income	$1,507,712	$1,373,099

Loans held for sale	$43,601	$-

We originate SBA loans and generally sell portions of SBA loans to investors. At June 30, 2006 and December 31, 2005, SBA loans totaled $22.4 million and $12.8 million, respectively, net of SBA participations sold in the amount of $45.1 million and $42.0 million, respectively. We had $6.0 million and $9.3 million of SBA loan participation sales during the three and six months ended June 30, 2006, respectively. We also participated $64.5 million in coastal and tract construction loans during the three and six months ended June 30, 2006.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Other Assets on our Consolidated Balance Sheet at June 30, 2006 and December 31, 2005 was $1.2 million and $1.4 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Servicing rights capitalized	$167	$74	$222	$180
Servicing rights amortized	$175	$121	$343	$326
Valuation allowances	$-	$-	$-	$-

The following table sets forth the activity relating to servicing rights for the six months ended June 30, 2006 and 2005.

(Dollars in Thousands)	Six months ended June 30,
	2006	2005
Servicing rights, beginning of year	$1,358	$1,705
Servicing rights added in period, net	222	180
Servicing rights amortized	(343)	(326)
Servicing rights, end of period	$1,237	$1,559

We had $517.5 million and $452.4 million in loans pledged to secure FHLB borrowings at June 30, 2006 and December 31, 2005, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of June 30, 2006, based on the best information available. The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for probable loan losses is increased by a provision for probable loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The reserve for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Six months ended June 30,
	2006	2005
Allowance for Probable Loan Losses
Balance, beginning of period	$13,762	$11,969
Recoveries on loans previously charged off	50	41
Loans charged off	(19)	(16)
Provision charged to operating expense	1,900	705
Balance, end of period	$15,693	$12,699

Reserve for Unfunded Commitments
Balance, beginning of period	$1,346	$1,032
Net increase charged to other expenses	-	145
Balance, end of period	$1,346	$1,177

Allowance for Credit Losses
Allowance for probable loan losses	$15,693	$12,699
Reserve for unfunded commitments	1,346	1,177
Allowance for credit losses	$17,039	$13,876

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance for probable loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, net of selling costs.

Nonperforming Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	June 30, 2006	December 31, 2005
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$-
Real estate-mortgage	1,678	-
Consumer loans	-	-
Total loans past due more than 90 days	$1,678	$-
and still accruing
Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$321	$477
Real estate-mortgage	-	480
Consumer loans	-	7
Total non-accrual loans	$321	$964

Total non-performing loans	$1,999	$964

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $10,000 and $33,000 for the three and six months ended June 30, 2006 and $0.3 million for the year ended December 31, 2005.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	June 30,	December 31,
	2006	2005
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	1,999	964
Total impaired loans	$1,999	$964

Valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2006	December 31, 2005
Average recorded investment in impaired loans	$1,118	$3,472
Cash receipts applied to reduce principal balance	$772	$4,705
Interest income recognized for cash payments	$71	$338

Our impaired loan balance is comprised of the following: the guaranteed portion of an SBA loan and a fully-collateralized past due construction loan. We do not have a specific valuation allowance associated with the impaired loans, as we expect to collect all principal and interest on the impaired loans.

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities. We increased our deposits by $248.5 million or 19.5% from $1.3 billion at December 31, 2005 to $1.5 billion at June 30, 2006. The increase during the period was due to increases of $159.3 million, $22.4 million, $3.0 million and $63.8 million in time deposits (“TCD’s”), demand deposits, savings and NOW accounts, and money market accounts, respectively.

As of June 30, 2006, our deposits were comprised of 11.6% in non-interest bearing deposits, 34.5% in money market, NOW and savings deposits, and 53.9% in TCD’s, while the composition of deposits was 12.1%, 36.0% and 51.9%, respectively, at December 31, 2005.

At June 30, 2006, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$140,700
Over three through twelve months	291,666
Over one through five years	13,262
$445,628

Borrowings

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the first half of 2006, we decreased the balance of borrowings by $133.4 million as a result of the strong growth of deposits.

At June 30, 2006, the Company had a $70.0 million line of credit (the “credit facility”) with a correspondent bank. The credit facility, which was $35.0 million as of December 31, 2005, was increased on March 17, 2006, pursuant to a loan agreement with the correspondent bank. The credit facility is collateralized by 100% of the Bank’s common stock. In addition, the Bank has $86.0 million of unsecured borrowing lines with seven correspondent banks. At June 30, 2006, there were no outstanding balances on our credit facility and unsecured borrowing lines. As of December 31, 2005, there was $10.0 million outstanding on our credit facility.

The Bank has an advance line with FHLB that allows us to borrow up to 40% of the Bank’s total assets as of June 30, 2006. Pursuant to the collateral agreement with FHLB, advances are secured by a capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $72.0 million and $214.0 million at June 30, 2006 and December 31, 2005, respectively. FHLB advances by contractual maturity consisted of the following as of June 30, 2006:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2006	5.0%	$47,000
2007	4.8%	25,000
	4.9%	$72,000

As of June 30, 2006 and December 31, 2005, we had $115.5 million and $96.9 million, respectively, in junior subordinated debentures outstanding from ten and nine issuances of trust preferred securities, respectively. Junior subordinated debentures as of June 30, 2006 consisted of the following:

(Dollars in Thousands)			As of June 30, 2006
			Minority	Effective
	Interest Rate	Maturity Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	9.00%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.42%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.12%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.00%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	7.93%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	7.94%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.23%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.44%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	6.89%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	7.05%	18,557
			$3,470	7.70%	$115,470

Under FIN 46R, we are not allowed to consolidate the Trusts into our consolidated financial statements, and therefore, we do not consolidate the Trusts into our Consolidated Financial Statements. Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities. Our minority interest in the Trusts is included in “other assets” on our Consolidated Statement of Financial Condition.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of June 30, 2006, we have included a portion of our junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments. The effective rate as of June 30, 2006 was 8.51%. The outstanding balance of this subordinated debt was $5.0 million at June 30, 2006 and December 31, 2005.

Stockholders’ Equity

Stockholders’ equity was $128.9 million and $100.0 million at June 30, 2006 and December 31, 2005, respectively. The increase of $28.9 million in stockholders’ equity during the six months ended June 30, 2006 relates mainly to $30.3 million in issuance of common stock, net of fees and expenses, and net income of $9.6 million, which was partially offset by $3.7 million in restricted stock transactions, the repurchase of $2.4 million in treasury stock, $2.0 million in preferred and common cash dividends declared, and a $3.4 million increase in unrealized loss during the period.

The following table sets forth the information that was used in calculating our book value per common share as of June 30, 2006 and December 31, 2005:

	As of
	June 30, 2006	December 31, 2005

Period-end shares outstanding	10,589,239	9,427,690
Unreleased and unallocated ESOP shares	(256,966)	(268,487)
Used in basic book value per common share	10,332,273	9,159,203
Warrants (1)	160,000	160,000
Used in book value per common share,
assuming exercise of warrants	10,492,273	9,319,203

Book value per common share, basic	$11.54	$9.86
Book value per common share, assuming
exercise of warrants	$11.75	$10.12

(1) Warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock. These warrants have an exercise price of $25.00 per share and expire in June 2011.

Liquidity

We rely on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers and the Company. Typical demands on liquidity are withdrawals from demand deposits, savings, money market, and NOW accounts, as well as maturing time deposits, which are not renewed, and funding under credit commitments to customers. We seek to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

Our Asset-Liability Management Committee manages our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored daily. The Bank’s loan to deposits and borrowings ratio was 93.6% and 90.4% at June 30, 2006 and December 31, 2005, respectively.

We believe the level of our liquid assets is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of June 30, 2006, we have no outstanding balance on our $70.0 million credit facility with a correspondent bank and no outstanding balance on our $86.0 million of unsecured borrowing lines with seven correspondent banks. In addition, we have an advance line with FHLB which allows us to borrow up to 40% of the Bank’s total assets. As of June 30, 2006, we have a total borrowing capacity from FHLB of approximately $743.1 million, of which $72.0 million is outstanding. This capacity can be used only if eligible collateral has been pledged to the FHLB. The FHLB advance line is collateralized by our capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

Capital Resources

On August 31, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits us to offer and sell up to $125.0 million of various debt and/or equity securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. We intend to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank. As of June 30, 2006, $31.8 million of equity securities have been issued from this shelf registration statement.

As part of our capital strategy, the shelf registration along with any trust preferred issuances will serve to support our growth strategy. These potential sources of capital will aid us in an efficient and effective execution of the strategic plan, while limiting the dilutive effect to shareholders and maintaining consistent capital ratios.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition or operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, as applicable, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of June 30, 2006, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At June 30, 2006, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.5%, 11.5% and 11.1%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At June 30, 2006, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 14.9%, 10.0%, and 9.6%, respectively. Following the Merger with Rancho Bank, the Bank will continue to be well capitalized and the Company will continue to meet the minimum ratio requirements.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total capital to risk-weighted assets:
Bank	$226,258	12.5%	$145,000	8.0%	$181,300	10.0%
Consolidated	$270,503	14.9%	$145,200	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$209,219	11.5%	$72,500	4.0%	$108,800	6.0%
Consolidated	$181,953	10.0%	$72,600	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$209,219	11.1%	$75,300	4.0%	$94,100	5.0%
Consolidated	$181,953	9.6%	$75,500	4.0%	N/A	N/A

As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.1%	$129,100	8.0%	$161,400	10.0%
Consolidated	$218,894	13.5%	$129,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.2%	$64,500	4.0%	$96,800	6.0%
Consolidated	$139,715	8.6%	$64,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.7%	$67,300	4.0%	$84,100	5.0%
Consolidated	$139,715	8.3%	$67,700	4.0%	N/A	N/A

Asset/Liability Management and Interest Rate Sensitivity

We earn income principally from the differential or spread between the interest income earned on loans, investments and other interest-earning assets, and the interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Interest rates are influenced by general economic conditions and other constraints beyond our control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

Like other financial institutions, we are subject to interest rate risk to the degree that our interest-earning assets reprice differently than our interest-bearing liabilities. Our primary objective in managing our interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We intend to maintain interest-earning assets, comprised primarily of loans and investments, and interest-bearing liabilities, comprised primarily of deposits and borrowings, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from interest rate changes.

A sudden and substantial increase or decrease in interest rates may adversely impact our operating results to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We have adopted formal policies and practices to monitor our interest rate risk exposure. As a part of our risk management practices, we use the Economic Value of Equity (“EVE”) and Earnings at Risk (“EAR”) to monitor our interest rate risk.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon.

The table below shows the estimated impact of changes in interest rates on EVE and EAR at June 30, 2006, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(19,716)	-6.8%	$4,487	5.5%
100	$(10,853)	-3.7%	$2,243	2.7%
-100	$16,073	5.5%	$6,249	7.6%
-200	$27,136	9.3%	$12,364	15.1%

The amount and percentage changes represent the cumulative dollar and percentage change in each rate change scenario from the base case. These estimates are based upon a number of assumptions, including the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cash flows and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At June 30, 2006, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #8 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 14, 2006. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to legal actions and complaints.  As of June 30, 2006, we are not aware of any material pending legal action or complaint asserted against us.

ITEM 1A. RISK FACTORS

Refer to the risk factors listed in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 14, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended June 30, 2006.

(Dollars in Thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2006	3,500	$29.35	3,500	$12,385
May 1 - 31, 2006	37,000	$25.98	37,000	$11,423
June 1 - 30, 2006	11,000	$24.74	11,000	$11,151
Total	51,500	$25.94	51,500
________________________

(1)
In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, January 2005 and May 2005, we approved increases in our stock repurchase program of $5.0 million, and in October 2005, we announced an additional increase of $20.0 million in our stock repurchase program for a total amount of $37.0 million. Under our stock repurchase program, we have been acquiring our common stock shares in the open market from time to time. Our stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2006, we held our annual meeting of shareholders for the purpose of electing six directors of the Company, adopting the Vineyard National Bancorp 2006 Incentive Stock Plan, and ratifying the appointment of KPMG LLP as our independent auditors.

The results of the shareholder vote are set forth below:

1. Election of Directors of the Company to serve until the next annual meeting of shareholders.

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Frank S. Alvarez	8,282,652	-	294,755
David A. Buxbaum	8,325,820	-	251,587
Charles L. Keagle	8,265,105	-	312,302
James G. LeSieur	8,299,160	-	278,247
Norman A. Morales	8,365,059	-	212,348
Joel H. Ravitz	8,308,358	-	269,049

2. Adoption of our 2006 Incentive Stock Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Broker Non-Vote
4,085,461	1,705,603	75,522	2,710,821

3. Ratification of KPMG LLP as our independent auditors.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
8,150,456	344,628	82,323

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (14)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
4.4	Registration Rights Agreement (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.13	Securities Purchase Agreement (5)

10.14	Securities Purchase Agreement (11)
10.15	Form of Change of Control Agreement (13)*
10.16	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association
10.17	Vineyard National Bancorp 2006 Incentive Stock Option Plan (16)*
11	Statement regarding computation of per share earnings. See Note 10 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
_____________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the Commission on November 10, 2004.

(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 19, 2005.

(12)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 17, 2006.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 20, 2006.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 filed with the Commission on November 4, 2005.
(16)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 24, 2006 filed with the Commission on April 17, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of August 2006.

VINEYARD NATIONAL BANCORP

By: /s/ Norman A. Morales____________________
Norman Morales
President and Chief Executive Officer

By: /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)