Form 10-Q
period 2006-09-30
VINEYARD NATIONAL BANCORP
filed 2006-11-09
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 10,382,634 shares of common stock as of November 2, 2006.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005,
AND DECEMBER 31, 2005

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(Dollars in Thousands)	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$29,761	$28,630
Investment securities, available-for-sale	219,815	248,694
Loans, net of unearned income	1,796,064	1,373,099
Less: Allowance for probable loan losses	(18,740)	(13,762)
Net Loans	1,777,324	1,359,337
Bank premises and equipment, net	21,162	19,192
Accrued interest	10,801	8,276
Federal Home Loan Bank ("FHLB") and other stock, at cost	15,558	19,155
Deferred income tax asset	14,887	11,646
Goodwill and other intangibles	45,487	1,670
Other assets	18,315	17,038
TOTAL ASSETS	$2,153,110	$1,713,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$254,534	$154,664
Interest-bearing	1,458,905	1,122,348
Total Deposits	1,713,439	1,277,012

FHLB advances	127,000	214,000
Other borrowings	35,500	10,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	96,913
Accrued interest and other liabilities	20,117	10,728
TOTAL LIABILITIES	2,016,526	1,613,653

COMMITMENTS AND CONTINGENCIES (Note #9)

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2006 and 2005, respectively	9,665	9,665
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 10,357,833 and 9,427,690 shares
in 2006 and 2005, respectively	89,031	60,972
Additional paid-in capital	1,178	4,443
Unallocated ESOP shares	(5,898)	(6,304)
Retained earnings	47,590	36,454
Accumulated other comprehensive loss, net of taxes	(4,982)	(5,245)
TOTAL STOCKHOLDERS' EQUITY	136,584	99,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,153,110	$1,713,638

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$37,916	$26,674	$104,365	$69,093
Interest on investment securities	3,010	3,132	9,102	9,465
TOTAL INTEREST INCOME	40,926	29,806	113,467	78,558

Interest Expense
Interest on savings deposits (1)	5,619	3,239	14,023	8,720
Interest on time deposits in denominations of $100,000 or more	5,873	2,360	14,573	5,938
Interest on other time deposits	4,574	1,764	11,540	4,487
Interest on FHLB advances and other borrowings	3,667	4,807	13,041	10,667
TOTAL INTEREST EXPENSE	19,733	12,170	53,177	29,812
NET INTEREST INCOME	21,193	17,636	60,290	48,746

Provision for Probable Loan Losses	(1,175)	(481)	(3,075)	(1,186)

NET INTEREST INCOME AFTER
PROVISION FOR PROBABLE
LOAN LOSSES	20,018	17,155	57,215	47,560

Other Income
Fees and service charges	548	342	1,267	1,186
Gain on sale of SBA loans and broker fee income	659	928	2,056	2,355
Gain on sale of other loans	36	398	422	398
Other income	117	76	343	243
TOTAL OTHER INCOME	1,360	1,744	4,088	4,182

Other Expense
Salaries and employee benefits	7,648	5,380	20,821	14,791
Occupancy expense of premises	1,265	1,056	3,495	2,733
Furniture and equipment	1,146	904	3,168	2,404
Other	3,451	2,486	9,521	6,970
TOTAL OTHER EXPENSES	13,510	9,826	37,005	26,898
INCOME BEFORE INCOME TAXES	7,868	9,073	24,298	24,844
INCOME TAX PROVISION	3,214	3,794	10,043	10,390
NET INCOME	$4,654	$5,279	$14,255	$14,454

EARNINGS PER SHARE
BASIC	$0.44	$0.54	$1.43	$1.51
DILUTED	$0.42	$0.52	$1.37	$1.44

CASH DIVIDENDS DECLARED PER SHARE	$0.08	$0.07	$0.24	$0.18
CASH DIVIDENDS PAID PER SHARE	$0.08	$0.07	$0.24	$0.18

See accompanying notes to financial statements.
__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2004	$-	9,581,941	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227

Issuance of preferred stock	9,665								9,665
Stock options exercised		132,475	771						771
Warrants exercised		50,350	343						343
Additional investment rights exercised		120,775	3,530						3,530
Purchase of treasury stock		(202,170)	(6,003)						(6,003)
Release of ESOP shares				132			417		549
Cash dividends declared on
preferred stock						(340)			(340)
Cash dividends declared on
common stock						(1,667)			(1,667)
Comprehensive income
Net Income					$14,454	14,454			14,454
Unrealized security holding
losses (net of $296
tax benefit)					(410)			(410)	(410)
Total comprehensive income					$14,044
Balance, September 30, 2005	$9,665	9,683,371	$69,177	$3,904		$32,960	$(6,439)	$(3,148)	$106,119

								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2005	$9,665	9,427,690	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985

Common stock issued		1,200,000	30,287						30,287
Stock options exercised		67,549	242						242
Purchase of treasury stock		(89,342)	(2,470)						(2,470)
Purchase of restricted stock				(1,237)					(1,237)
Vesting of restricted stock		10,989							-
Reclassification of restricted stock awards		(259,053)		(3,134)					(3,134)
Amortization of restricted stock				1,004					1,004
Share-based compensation expense				13					13
Release of ESOP shares				89			406		495
Cash dividends declared on preferred
stock						(666)			(666)
Cash dividends declared on common
stock						(2,453)			(2,453)
Comprehensive income
Net Income					$14,255	14,255			14,255
Unrealized security holding
gains (net of $191
tax provision)					263			263	263
Total comprehensive income					$14,518
Balance, September 30, 2006	$9,665	10,357,833	$89,031	$1,178		$47,590	$(5,898)	$(4,982)	$136,584

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

(Dollars in Thousands)	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net Income	$14,255	$14,454
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	4,496	2,652
Investment securities accretion/amortization	371	1,193
Provision for credit losses	3,125	1,350
FHLB stock dividends	(596)	(385)
Share-based compensation	13	-
Release of ESOP shares	495	549
Changes in assets and liabilities, net of effects from
merger with Rancho Bank
Increase in deferred tax assets	(3,432)	-
Increase in interest receivable	(1,875)	(1,917)
Increase in other assets	(3,534)	(1,916)
(Decrease)/increase in unearned loan fees	(750)	1,753
(Decrease)/increase in taxes payable	(806)	122
Increase in interest payable	1,042	6
Increase in accrued expense and other liabilities	7,587	399
Gain on sale of property, plant, and equipment	(4)	-
Gain on sale of loans	(1,162)	(1,565)
Total Adjustments	4,970	2,241
Net Cash Provided By Operating Activities	19,225	16,695

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	29,029	49,062
Purchase of investment securities, net of effects from
merger with Rancho Bank	1,648	(95,653)
Purchase of FHLB & other stock	(9,945)	(8,755)
Redemption of FHLB stock	14,138	1,234
Cash acquired in merger with Rancho Bank	34,165	-
Recoveries on loans previously written off	68	44
Proceeds from sale of loans	81,759	143,100
Origination and purchase of loans, net of principal payments and net
of effects from merger with Rancho Bank	(384,281)	(417,952)
Proceeds from sale of premise and equipment	4	-
Capital expenditures, net	(3,157)	(8,982)
Net Cash Used In Investing Activities	$(236,572)	$(337,902)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(continued)

(Dollars in Thousands)
	2006	2005
Cash Flows From Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts,
savings accounts, and money market deposits	$137,007	$34,487
Net increase in time deposits	101,234	120,556
Net change in FHLB advances	(87,000)	165,000
Net change in other borrowings	25,500	-
Proceeds from issuance of perpetual preferred stock	-	9,665
Proceeds from issuance of common stock, net	30,287	-
Proceeds from issuance of junior subordinated debentures	18,000	25,000
Purchase of treasury stock	(2,470)	(6,003)
Purchase of restricted stock	(1,237)	-
Dividends paid on preferred stock	(632)	(149)
Dividends paid on common stock	(2,453)	(1,667)
Proceeds from exercise of warrants	-	343
Proceeds from exercise of additional investment rights	-	3,530
Proceeds from exercise of stock options	242	771
Net Cash Provided By Financing Activities	218,478	351,533

Net (Decrease)/Increase in Cash and Cash Equivalents	1,131	30,326

Cash and Cash Equivalents, Beginning of year	28,630	22,551

Cash and Cash Equivalents, End of period	$29,761	$52,877

Supplemental Information
Net change in unrealized loss on investment securities	$(454)	$706
Interest paid	$52,135	$29,806
Income tax paid	$13,060	$8,255

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to in this report as “we”, “our”, “us”, or “the Company”) is a financial holding company. Our principal asset is the capital stock of Vineyard Bank, National Association (the “Bank”), a national banking association headquartered in the Inland Empire region of Southern California. The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four loan production offices in Anaheim, Carlsbad, Monterey and Westlake Village, California. We are dedicated to relationship banking and the success of our customers. We focus on serving the needs of commercial businesses, single-family residential developers and builders, individuals, commercial real estate developers, and local public and private organizations. We attract deposits by offering competitive interest rate products and providing value-added customer services.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our consolidated financial position at September 30, 2006 and December 31, 2005, the results of operations for each of the three and nine months ended September 30, 2006 and 2005, and changes in stockholders’ equity and comprehensive income and results of cash flows for each of the nine months ended September 30, 2006 and 2005.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 14, 2006. Our results for the three and nine months ended September 30, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

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

Note #2 - Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, "Accounting Changes and Error Corrections" (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”), an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or operating results.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes in a company’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008 and we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of SAB No. 99. SAB No. 108 will be effective for material errors identified during the year ending December 31, 2006. We do not anticipate the adoption of SAB No. 108 to have a material impact on our financial condition or operating results.

Note #3 - Business Combination

On July 31, 2006 (the “Merger Date”), we completed our merger with Rancho Bank, a California-chartered commercial bank headquartered in San Dimas, California. Pursuant to the terms of the Agreement and Plan of Reorganization among the Company, the Bank, and Rancho Bank (the "Agreement"), Rancho Bank merged with the Bank, with the Bank as the surviving entity (the “Merger”).  The Agreement was unanimously approved by our Board of Directors and Rancho Bank’s Board of Directors. At its annual meeting of shareholders held on July 19, 2006, the Rancho Bank shareholders approved the Agreement and Merger by the requisite vote. Under the terms and conditions of the Agreement, shareholders of Rancho Bank (other than dissenting shareholders) received consideration of $38.50 per share for each share of Rancho Bank common stock outstanding. Rancho Bank had 1,457,546 common shares outstanding immediately prior to the Merger Date. The total Merger consideration to Rancho Bank shareholders of approximately $56.1 million was paid in cash. Immediately prior to the Merger, Rancho Bank paid $38.50 less the exercise price for each of the 66,730 outstanding stock options.

Our merger with Rancho Bank was consistently aligned with our strategic plan for several reasons. Primarily, its banking center locations are complementary to our existing banking center locations and its deposit base will provide us with low-cost funding for our continued asset growth. In addition, the former Rancho Bank’s philosophy of community-based customer service is consistent with our goal of providing value-added customer services in our local communities.

Using the purchase method of accounting, we recorded assets acquired and liabilities assumed in the Merger on our Consolidated Balance Sheet as of the Merger Date, based on their estimated fair values. The results of Rancho Bank’s operations have been included in our Consolidated Statements of Earnings since the Merger Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the Merger Date.

(Dollars in Thousands)

Assets Acquired:
Cash and cash equivalents	$90,281
Investment securities	1,648
Loans, net	116,696
Goodwill	41,511
Other assets	9,382
Total assets acquired	259,518

Liabilities assumed:
Non-interest bearing deposits	85,743
Interest bearing deposits	112,443
Other liabilities	5,216
Total liabilities assumed	203,402
Total cash consideration paid to Rancho Bank shareholders	$56,116

Note #4 - Acquired Intangible Assets and Goodwill

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Our annual impairment tests of goodwill have resulted in no impact to our results of operations and financial condition.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are summarized in the following table:

(Dollars in thousands)

Balance as of January 1, 2006	$238
Goodwill acquired during the year	41,511
Balance as of September 30, 2006	$41,749

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the intangible asset in the related period.

The following table sets forth the intangible assets and accumulated amortization as of September 30, 2006 relating to the Rancho Bank merger.

(Dollars in thousands)
	As of September 30, 2006
Amortizable intangible assets:	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$2,616	$132

The estimated amortization expense for the next five fiscal years relating to intangible assets with definite lives is set forth below:

(Dollars in thousands)	Deposit intangibles
Estimated Amortization Expense:
For year ending December 31, 2006	$256
For year ending December 31, 2007	$579
For year ending December 31, 2008	$498
For year ending December 31, 2009	$416
For year ending December 31, 2010	$334

Note #5 - Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”) and SAB No. 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to January 1, 2006, we accounted for share-based awards under APB No. 25, which resulted in compensation expense recorded only for restricted share awards.

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

The following table illustrates the effect on net income and earnings per share if we had implemented the fair value method of SFAS No. 123 during the three and nine months ended September 30, 2005:

(Dollars in Thousands, except per share data)	Three Months Ended	Nine Months Ended
	September 30, 2005
Net income:
As reported	$5,279	$14,454
Less: preferred stock dividends declared	(191)	(340)
Stock-based compensation that would have been reported
using the fair value method of SFAS No.123	(43)	(110)
Pro forma net income - used in basic EPS	$5,045	$14,004

Weighted average shares outstanding - basic	9,406,794	9,329,668
Weighted average shares outstanding - diluted	9,822,701	9,777,543

Basic EPS
As reported	$0.54	$1.51
Pro forma	$0.54	$1.50

Diluted EPS
As reported	$0.52	$1.44
Pro forma	$0.51	$1.43

Under the provisions of SFAS No. 123R, we began recognizing share-based compensation costs relating to stock option awards effective January 1, 2006 over the requisite service period of the award, which is generally the option vesting term. The Company measures the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. During the three and nine months ended September 30, 2006 and 2005, we did not grant any stock option awards, and therefore no specific valuation assumptions are listed herein.

Our Consolidated Statements of Income for the three and nine months ended September 30, 2006 included approximately $13,000 of share-based compensation expense relating to existing stock options as a result of adopting SFAS No. 123R.

We grant restricted share awards periodically for the benefit of employees and directors. Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. We continued to record compensation expense relating to restricted share awards, which amounted to $0.3 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. We have $3.4 million of non-vested restricted share awards, with a weighted average life to vest of 2.7 years, which are classified as “additional paid-in capital” in stockholders’ equity.

We have outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”). A summary of stock option activity under the 1997 Plan during the nine months ended September 30, 2006 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	427,155	$3.84	6.15 years
Granted	-	-
Exercised	(67,549)	3.58
Forfeited or expired	-	-
Outstanding at September 30, 2006	359,606	$3.89	5.40 years	$7,937
Exercisable at September 30, 2006	359,606	$3.89	5.40 years	$7,937

A summary of stock option activity under the 1997 Plan during the nine months ended September 30, 2005 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2004	572,125	$4.25	7.22 years
Granted	-	-
Exercised	(132,475)	5.83
Forfeited or expired	-	-
Outstanding at September 30, 2005	439,650	$3.81	6.37 years	$11,317
Exercisable at September 30, 2005	431,653	$3.82	6.40 years	$11,106

As of September 30, 2006, we do not have any unvested stock options. A summary of the vesting of our stock options during the nine months ended September 30, 2006 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	7,997	$1.62
Granted	-
Vested	(7,997)	1.62
Forfeited or expired	-
Nonvested at September 30, 2006	-	$-

A summary of the status of the Company’s non-vested stock options as of December 31, 2004 and changes during the nine months ended September 30, 2005 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2004	93,749	$2.15
Granted	-
Vested	(85,752)	2.20
Forfeited or expired	-
Nonvested at September 30, 2005	7,997	$1.62

Note #6 - Sale of Capital Stock

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors. The shares were offered through a prospectus supplement pursuant to our effective $125 million shelf registration statement. The transaction involved the sale of 1.2 million shares of our common stock at a purchase price of $26.50 per share. We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, fund the merger of Rancho Bank and for general corporate purposes.

Note #7 - Debt Issuance

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

In conjunction with Trust XI’s issuance of trust preferred securities, we issued $18.6 million of junior subordinated debentures to Trust XI. We used the proceeds of the debt issuance to support the Bank’s growth, fund the merger of Rancho Bank and for general corporate purposes. As of September 30, 2006 and December 31, 2005, we had $115.5 million and $96.9 million, respectively, in junior subordinated debentures.

Note #8 - Dividends

On August 7, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on September 8, 2006, to shareholders of record as of August 25, 2006. On April 26, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on June 9, 2006, to shareholders of record as of May 26, 2006. On February 9, 2006, our Board of Directors declared a $0.08 per common share quarterly cash dividend. The dividend was paid on March 24, 2006 to shareholders of record on March 10, 2006.

On August 23, 2006, our Board of Directors declared a $0.2 million cash dividend on the Series C Preferred Stock. The dividend was paid on October 2, 2006 to shareholders of record on September 15, 2006. We also paid a $0.2 million cash dividend to Series C Preferred shareholders on July 3, 2006, April 3, 2006 and January 3, 2006.

Note #9 - Commitments and Contingencies

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

The following table presents a summary of our commitments and contingent liabilities as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	As of
	September 30, 2006	December 31, 2005
Commitments to extend credit	$709,201	$595,301
Standby letters of credit	$7,680	$4,994
Commercial letters of credit	$-	$-

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

As of September 30, 2006 and December 31, 2005, the reserve for unfunded commitments, included in other liabilities on the Consolidated Statement of Financial Condition, was $1.4 million and $1.3 million, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based on changes in the amounts of commitments, loss experience, historical trends, geographic concentrations, and economic condition.

Legal Proceeding

In the normal course of business, we are subject to legal actions and complaints. At September 30, 2006, we are not aware of any material pending legal action or complaint asserted against us.

Note #10 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity. We recognized $0.2 million and $0.5 million of compensation expense for the release of ESOP shares for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.5 million of compensation for the same periods in 2005.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004 and 2005, the ESOP allocated 6,006 and 23,507 shares, respectively, to participants. During the nine months ended September 30, 2006, 2,135 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures resulted in a balance of 27,378 allocated shares. In January, April, and July 2006, the ESOP released 5,716, 5,805, and 5,739 shares, respectively, in conjunction with paydowns of the ESOP loan. All shares released during 2006 will be allocated to participants in December 2006.

As of September 30, 2006, 27,378 of the ESOP shares are allocated to participants, and an additional 19,395 shares are released but unallocated to participants. The 270,622 unallocated shares represent 2.6% of the total number of common shares outstanding at September 30, 2006. The fair value of unallocated ESOP shares as of September 30, 2006 was $7.0 million.

Note #11 - Earnings per Share

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$4,654		$5,279		$14,255		$14,454
Less: preferred stock dividends declared	(236)		(191)		(666)		(340)
Shares outstanding at end of period		10,357,833		9,683,371		10,357,833		9,683,371
Unreleased and unallocated ESOP shares		(251,227)		(274,238)		(251,227)		(274,238)
Impact of weighting shares
issued during the period		(9,107)		(2,339)		(584,964)		(79,465)
Used in basic EPS	$4,418	10,097,499	$5,088	9,406,794	$13,589	9,521,642	$14,114	9,329,668
Dilutive effect of outstanding stock
options, restricted stock and warrants		339,832		415,907		361,778		447,875
Used in diluted EPS	$4,418	10,437,331	$5,088	9,822,701	$13,589	9,883,420	$14,114	9,777,543

Note #12 - Subsequent Events

Pursuant to the Amendment to the Employment Agreement between the Company, the Bank and Norman A. Morales, our President and Chief Executive Officer, on October 30, 2006, our Board of Directors granted Mr. Morales the option to purchase 50,000 common shares of the Company. The option has a four year expiration and cliff vests after its third anniversary of grant. The exercise price of the option equaled our common stock’s closing price on the date of grant. The Amendment to the Employment Agreement is incorporated by reference herein as Exhibit 10.13.

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

General Business and Organization

Vineyard National Bancorp

We are a California corporation and a financial holding company that commenced business in December 1988. Our common stock is listed on the NASDAQ Global Market System (formerly NASDAQ National Market System) and is publicly traded under the symbol “VNBC”.

Our principal business is to serve as a holding company for the Bank. We may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (“FRB”) regulations. At September 30, 2006, we had consolidated total assets of $2.2 billion, total deposits of $1.7 billion and consolidated stockholders’ equity of $0.1 billion. Our headquarters is in Corona, California.

Vineyard Bank

The Bank, our wholly-owned subsidiary, is a national banking association primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates sixteen full-service banking centers located in each of the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland and Walnut, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California. The Bank also has four loan production offices in Anaheim, Carlsbad, Monterey and Westlake Village, California. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

Executive Overview and Highlights

The following information provides the highlights for the third quarter of 2006.

Merger Completion

On July 31, 2006, we completed the Merger with Rancho Bank, pursuant to which Rancho Bank merged into the Bank, with the Bank as the surviving entity. The Merger was completed pursuant to the Agreement and Plan of Reorganization, which was signed on April 19, 2006. Rancho Bank operated four banking centers located in Covina, San Dimas, Upland and Walnut, which are located in San Bernardino and Los Angeles counties of California. We will continue to operate all four banking centers. The Merger expands our footprint and allows us to deliver our products and services to the clients of the former Rancho Bank. The addition of the four banking centers also provides additional opportunities to expand our relationship banking efforts and strengthen our marketplace presence between the San Gabriel Valley and greater Inland Empire regions.

Upon closing of the Merger, we paid cash consideration of $38.50 for each outstanding share of common stock of Rancho Bank. The Merger consideration resulted in an aggregate transaction value of approximately $56.1 million. See Note #3 to the Consolidated Financial Statements for further transaction details.

During August 2006, we successfully completed the integration of Rancho Bank’s employees and customers into the Bank, along with the conversion of systems, products and services. This successful conversion allows us to increasingly leverage our market position in the San Gabriel Valley and Inland Empire regions. In addition, the Merger with Rancho Bank reduced our overall funding costs.

We have been able to consolidate the former Rancho Bank’s client relationships with our increased lending resources, while also affording these clients additional cash management services not previously available. In addition, we have been able to foster new relationships through our product and service packages that Rancho Bank did not previously offer.

We incurred $0.7 million certain transitional expenses during the three months ended September 30, 2006 relating to the completion of the Merger and the integration of systems and personnel. The costs were comprised primarily of transitional period bonuses, stay-on bonuses, and employee salaries.

Financial Holding Company Designation

During the quarter ended September 30, 2006, the FRB approved our request to change our designation from a bank holding company to a financial holding company. In addition to our current banking activities, this new designation will allow us to engage in activities such as insurance, financial advisory services, and other activities deemed by the FRB to be financial in nature.

We believe that this new designation will provide more flexibility in new markets and product lines as we examine future opportunities for growth while building on our current strategic initiatives and plans.

New Loan Production Office

In conjunction with our strategic initiative to expand further into Northern California, we opened a loan production office (“LPO”) in Monterey, California, on July 3, 2006. This new LPO will focus on the origination of SBA and single-family residential construction loans.

Fortune Magazine Recognition

During September 2006, we were honored by Fortune Magazine as one of the 100 fastest growing companies for the second consecutive year. Of the 100 companies recognized, we ranked 15th for those in the state of California, 2nd for financial institutions nationwide and 63rd overall for companies nationwide.

Amongst the qualifications for this year's listing, a company must have a minimum market capitalization of $250 million, and have posted a compound annual growth in revenue and earnings per share of at least 25% annually over the three years ended on or before March 31, 2006. All companies that meet these criteria are ranked by their revenue growth rate, their EPS growth rate, and their three-year annualized total return to investors for the period ended June 30, 2006. The overall rank is based on the sum of the three ranks.

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

Our Strategic Plan

Since the hiring of our current president and chief executive officer in October 2000, we have experienced significant growth due to the successful execution of our strategic business plan, which emphasizes the following items: (i) organic growth through the expansion of our lending products, deposit services, and geographic locations and (ii) strategic mergers. Over the past six years, we have focused our efforts in developing a customer-oriented service philosophy, while expanding our lending products by creating various specialty lending groups. In the next several years, we will seek to expand many of our existing relationships which continues to be an effective source of new business opportunities. We will focus on cash management services, entrepreneurial services, services to non-profit groups, and obtaining low/mid and mid/high commercial deposits. In addition, we will continue to grow our franchise within our unique markets and expert niches through organic growth and strategic acquisitions.

Our strategic expansion includes the following initiatives relating to the growth of our lending and funding products:

▪
Specialty Group Organization: We believe that we can facilitate continued loan and deposit growth by the identification of new lending and funding specialty groups, and continued emphasis on existing specialty groups. The loan and deposit portfolios are comprised of specialty products, and each product base is enhanced by a group of seasoned banking professionals who have expertise in their specialty product and are able to offer a high level of service and maintain long-term customer relationships. We will continue to identify new specialty groups to generate volume in both loans and deposits and to diversify the existing loan and deposit portfolios. In addition, we will focus on expanding the existing specialty groups to generate a higher volume of loans and deposits.

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

We will focus on providing relationship banking services to the following California markets:

(i)	the Inland Empire region, which primarily includes San Bernardino and Riverside Counties;
(ii)	the coastal communities of Los Angeles County;
(iii)	the San Gabriel Valley region of Los Angeles County;
(iv)	the coastal communities of Orange and San Diego Counties;
(v)	the coastal communities of Marin and Monterey Counties; and
(vi)	the coastal communities of Ventura County.

▪
Strategic Acquisitions: In alignment with our strategic plan, we may consider making strategic acquisitions of financial institutions including whole banks or individual branches. We will consider making acquisitions that are complements to our existing products and services, complements to our current geographic and demographic footprints, and are accretive to earnings. Our merger with Rancho Bank is consistently aligned with this strategic plan, as its banking center locations and low-cost deposit base are complementary to our existing locations and growth needs.

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

Specialty Product Offering

As discussed earlier, a focus on specialty lending and funding products is one of the cornerstones of our strategic expansion plan. Our specialty lending and funding products, which are a supplement to our traditional commercial and residential loans and services, are described as follows:

•
Coastal Construction Lending:  We originate high-end single-family residential coastal construction loans within Los Angeles’ “south bay” coastal communities (primarily Manhattan Beach, Hermosa Beach and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ upper end “west side” (including Beverly Hills, Brentwood and Malibu) and Orange County coastal regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The demand for new luxury construction in many of these communities continues to be strong. These types of construction loans typically range from $1.0 million to $5.0 million. During the three and nine months ended September 30, 2006, gross commitments generated for this loan product amounted to $102.9 million and $356.3 million, respectively. Our single-family residential coastal construction loans outstanding amounted to $507.4 million and $392.2 million at September 30, 2006 and December 31, 2005, respectively, net of participations sold of $108.9 million and $114.7 million, respectively. As of September 30, 2006, we had $290.4 million in undisbursed single-family residential coastal construction loan commitments.

•
Tract Construction Lending: We originate single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, we have financed projects throughout California.  The builders we currently lend to operate within approximately twenty communities where demand for new affordable housing is consistently exceeding new production supply. The Inland Empire’s resale and new home markets continue to be supported by a growing labor base. These types of construction loans typically range from $3.0 million to $10.0 million. During the three and nine months ended September 30, 2006, gross commitments generated for this loan product amounted to $78.3 million and $192.5 million, respectively. Our single-family residential tract construction loans outstanding amounted to $133.0 million and $129.7 million at September 30, 2006 and December 31, 2005, respectively, net of participations sold of $8.3 million and $11.6 million, respectively. As of September 30, 2006, we had $164.7 million in undisbursed single-family residential tract construction loan commitments .

•
SBA Lending: We offer SBA 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. We had $22.1 million and $12.8 million of outstanding SBA loans at September 30, 2006 and December 31, 2005, respectively, net of participations sold of $45.6 million and $42.0 million, respectively.

•
Non-Profit Services Group: We provide loan and deposit services to non-profit organizations, including churches and private schools throughout our market area. These activities are also a complement to our focus on strengthening and supporting local communities. Loans to non-profit organizations amounted to $37.4 million and $30.3 million at September 30, 2006 and December 31, 2005, respectively.

•
Income Property Lending: We have an income property lending division to service the growing markets for commercial real estate and multifamily/apartments in Southern California. The commercial real estate portfolio includes office buildings, retail outlets and industrial properties, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. Our multifamily/apartment loan portfolio is centered in Los Angeles and Orange counties, with some lending in the Inland Empire region. Given the relatively high home prices in Southern California, the apartment market has experienced solid rental performance. As a result, vacancy rates remain relatively low. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million, while apartment loans typically range from $0.5 million to $5.0 million. At September 30, 2006 and December 31, 2005, the balance of income property loans generated from this division amounted to $317.8 million and $210.1 million, respectively, for commercial real estate loans and $224.7 million and $230.0 million, respectively, for apartment loans.

•
Community Banking Group: In order to expand our deposits, our Community Banking Group has focused on offering competitive interest rate products and providing value-added services by introducing additional products and services. Our deposit base has been built around a community banking philosophy, which contributed to the deposit growth of 34.2% for the nine months ended September 30, 2006. The merger of Rancho Bank also increased total deposits by $198.2 million. The Community Banking Group also focuses on commercial and business banking and the origination of commercial business loans.

o
Commercial and Business Banking: We are committed to providing customized credit solutions to assist customers in remaining competitive in their respective marketplaces. To this end, we have coupled convenience and technology in expanding our deposits, while supplementing customer service with new and complementary products. We have pursued business deposits by offering an expanded courier network, by the introduction of cash management products and by specific targeting of small business customers. We intend to capture additional business accounts by bundling new products and services with other cash management services. Expanded courier services and technology-based products contribute to providing a high level of service to our business clientele.

o
Commercial Business Loans: We originate commercial business loans which generally consist of loans to small businesses. We offer business revolving lines of credit, to ensure that businesses’ operating capital needs are met in a timely manner. Commercial loans in the SBA’s 7(a) program are also included in this category.

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

Loan and Deposit Product Concentration

We emphasize the origination of certain loan products to achieve our desired loan portfolio mix. We actively manage our product concentrations within our loan portfolio by selling participations and purchasing loans. During the three and nine months ended September 30, 2006, we sold $1.5 million and $66.0 million, respectively, in coastal and tract construction loans. We also sold $3.9 million and $13.3 million in SBA loans for the same periods, respectively. We purchased $13.5 million and $34.6 million in consumer loans during the three and nine months ended September 30, 2006, respectively, to help achieve the intended loan portfolio mix. These activities will continue to be an integral part of our strategic plan to diversify risk, income sources and product/geographic concentrations within the loan portfolio. Our efforts continue to be focused on the measured growth of all earning assets which complement well-balanced loan and investment securities portfolios, funded by deposit relationships.

We also established an intended deposit mix, which affords us a blended cost of funds at an appropriate volume to support our lending initiatives. In order to achieve the desired distribution, we offer various interest-bearing promotional products. During the third quarter of 2006, we had several time deposit promotional campaigns. It is part of our marketing strategy to offer competitive rates to capture more market share in each of our banking center geographic locations. We have a desired level of 20% of the deposit market share and a minimum target of 10% of the deposit market share in each of our sixteen banking center communities.

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

Results of Operations

During the three and nine months ended September 30, 2006, operating results decreased compared with the same periods in 2005, as we incurred $0.7 million in transitional period costs relating to the Rancho Bank merger and recorded higher provision for probable loan losses. Net income for the three and nine months ended September 30, 2006 was $4.7 million and $14.3 million, respectively, as compared to $5.3 million and $14.5 million for the same periods in 2005, respectively, representing decreases of 11.8% and 1.4%, respectively. Our earnings during the three and nine months ended September 30, 2006 produced diluted earnings per share of $0.42 and $1.37, respectively, as compared to $0.52 and $1.44 for the same periods in 2005, respectively.

Net income was mainly affected during the quarter by an increase in interest income, an increase in interest expense, and an increase in operating expenses. For the three and nine months ended September 30, 2006, interest income increased 37.3% and 44.4%, respectively, as compared with the same periods in 2005. This increase, attributable to interest income from loans, was a direct result of an increase in interest-earning loans and an increase in interest rates. We acquired $118.8 million in gross loans directly from the Merger on July 31, 2006. Average gross loans for the three and nine months ended September 30, 2006 were $1.7 billion and $1.6 billion, respectively as compared to $1.3 billion and $1.2 billion for the same periods in 2005, respectively. Average investment securities, which include investment securities and other investments, remained relatively stable at $0.3 billion for the three and nine months ended September 30, 2006 and 2005. Average investment securities balances are based on historical amortized cost.

The growth in our earning assets during the three and nine months ended September 30, 2006 was mainly funded by an increase in deposits. We acquired $198.2 million in deposits from the Rancho Bank merger, of which $112.4 million were interest-bearing deposits. The increase in interest expense was attributable primarily to an increase in deposit balances and interest rates.

Operating expenses also increased significantly, contributing to the decrease in net income for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The increases mainly correspond to merger-related costs incurred in the third quarter of 2006. With the conversion of four Rancho Bank branches, and the addition of 49 employees, we increased salary and occupancy expenses, as well as other merger-related costs.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for probable loan losses plus non-interest income, changed from 50.7% to 59.9% for the three months ended September 30, 2005 and 2006, respectively, and changed from 50.8% to 57.5% for the nine months ended September 30, 2005 and 2006, respectively.

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

Total interest income for the three and nine months ended September 30, 2006 was $40.9 million and $113.5 million, respectively, and was $29.8 million and $78.6 million for the same periods in 2005, respectively. Total interest expense was $19.7 million and $53.2 million for the same periods in 2006, respectively, and $12.2 million and $29.8 million for the same periods in 2005, respectively. Therefore, the net interest income was $21.2 million and $60.3 million for the same periods in 2006, respectively, and $17.6 million and $48.7 million for the same periods in 2005, respectively.

For the three and nine months ended September 30, 2006, interest income from loans increased 42.1% and 51.1%, respectively, to $37.9 million and $104.4 million, respectively, compared to $26.7 million and $69.1 million for the same periods in 2005, respectively. This increase was a result of the growth in our loan portfolio, coupled with higher rates on loan originations and an increase in rates on our existing variable-rate loans. During the nine months ended September 30, 2006, we increased construction loans by 25.3%, commercial real estate loans by 55.7%, consumer loans by 240.6%, and commercial and industrial loans by 104.3%. We acquired $118.8 million in loans through the Rancho Bank merger, comprised mainly of $81.2 million in commercial real estate loans, $20.7 in commercial loans, and $11.6 million in residential real estate loans, with the remainder in other loans. In addition, we generated new loan commitments of $1.1 billion, of which $0.5 billion were originated in coastal and tract construction loans, $128.9 million were originated in commercial construction loans, $147.2 million were originated in residential real estate loans, and $153.3 million were originated in commercial real estate loans. We monitor our loan portfolio composition on a monthly basis to ensure that it is consistent with the portfolio mix set forth by our Board of Directors. We monitor this composition to minimize risk while maximizing our loan yield.

For the three months ended September 30, 2006, loan fee income represented $2.7 million or 7.0% of the $37.9 million in interest and fees on loans. For the three months ended September 30, 2005, loan fee income was $2.9 million or 10.9% of the $26.7 million in interest and fees on loans. For the nine months ended September 30, 2006, loan fee income represented $9.0 million or 8.6% of the $104.4 million in interest and fees on loans. For the nine months ended September 30, 2005, loan fee income was $8.0 million or 11.6% of the $69.1 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the contractual life of the loan. The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period. Construction loans and commercial real estate loans generate the majority of loan origination fee income. The amortized loan fee income earned has increased while the percentage of such loan fees earned has decreased as a percentage of total interest and fees, due to the origination of longer duration assets, such as commercial real estate loans, whereby fees are amortized over a longer period. The percentage decrease in fees is a result of the strategy to diversify the loan portfolio. The percentage of loan fees to interest income from loans also decreased as interest rates on loans increased.

Interest income from investment securities decreased slightly for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. Our investment portfolio decreased 11.6% during the nine months ended September 30, 2006, primarily as a result of principal pay downs, which therefore created the decline in the related interest income.

Interest expense on deposits totaled $16.1 million and $40.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $7.4 million and $19.1 million for the same periods in 2005, respectively, resulting in increases of 118.2% and 109.6% for the same periods, respectively. The increase in interest expense is mainly associated with an increase in our average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $0.9 billion for the three and nine months ended September 30, 2005 to $1.4 billion and $1.3 billion for the same periods in 2006, respectively. We consistently offer promotional deposit products, generally consisting of time and money market products, in order to capture additional market share in each of our banking center geographic locations.

Interest expense on borrowings changed from $4.8 million and $10.7 million for the three and nine months ended September 30, 2005, respectively, to $3.7 million and $13.0 million for the same periods in 2006, respectively. Our junior subordinated debentures and subordinated debentures are indexed to three-month LIBOR and reprice on a quarterly basis. Therefore, rates on borrowings have increased as interest rates have increased. We have increased our junior subordinated debentures, in order to support the continued growth of the Bank, and we have decreased our FHLB borrowings as a result of the growth in deposits.

Net Interest Margin

Starting in 2005, we began to diversify our asset portfolio to minimize risk. We focused on increasing our income property loan originations in order to maintain the loan portfolio mix set forth by our strategic plan. For the nine months ended September 30, 2006, deposit growth exceeded loan growth, allowing us to eliminate high-cost borrowings. The participation of loans also contributed to our increased liquidity. We will continue to focus on obtaining low cost deposits to support the growth of the loan portfolio and to reduce our borrowings, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

The FRB continued to raise the overnight borrowing rate at each of their meetings. At June 30, 2005, the prime rate was 6.25%. It increased to 7.25% as of December 31, 2005 and increased further to 8.25% at September 30, 2006. The prime rate is the main driver for interest rate increases.

For the three and nine months ended September 30, 2006, we experienced an increase in the yield on our total interest-earning assets primarily due to the growth of the loan portfolio and the repricing of existing loans at higher interest rates. Yields on total interest-earning assets increased from 7.4% to 8.4% for the three months ended September 30, 2005 and 2006, respectively, and increased from 7.2% to 8.3% for the nine months ended September 30, 2005 and 2006, respectively. Our average loan balance, which grew due to the merger with Rancho Bank, was 86.5% and 85.5% of total average interest-earning assets for the three and nine months ended September 30, 2006, respectively, as compared to 80.8% and 79.4% of total average interest-earning assets for the same periods in 2005, respectively. The majority of investment securities are fixed-rate, and thus the yield from investments only changes slightly from slower premium amortization as the market rates increase and as the estimated life of the investments are adjusted.

The cost of interest-bearing liabilities increased from 3.5% and 3.1%, respectively, to 4.8% and 4.5%, respectively, for the three and nine months ended September 30, 2005 and 2006, respectively, as a result of the rising interest rate environment. The increase from rising rates was partially offset by the low cost of deposits assumed in the Rancho Bank merger. We are increasing our focus and efforts on providing deposit growth through our existing community banking network, developing our commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas.

The average interest cost on FHLB advances increased from 3.5% and 3.1% for the three and nine months ended September 30, 2005, respectively, to 4.8% and 4.7% for the same periods ended 2006, respectively, as interest rates were higher during 2006 compared to the same period in 2005. Similarly, the cost of other borrowings, comprised of fed funds purchased and draw downs on our secured and unsecured lines of credit, increased over 300 basis points from the three and nine months ended September 30, 2005 to the same periods in 2006. The average balance of other borrowings increased during 2006, as compared to 2005, as a result of our liquidity needs relating to the Rancho Bank merger.

The cost of subordinated debt increased from 6.8% and 6.3% for the three and nine months ended September 30, 2005, respectively, to 8.7% and 8.3% for the same periods in 2006, respectively. Similarly, the cost of junior subordinated debentures increased over 150 basis points from the three and nine months ended September 30, 2005 to the same periods in 2006. We increased our junior subordinated debentures by $18.6 million during the nine months ended September 30, 2006 in order to help fund the Rancho Bank merger. The increases in the cost of subordinated debt and junior subordinated debentures are also a result of the higher interest rates in 2006, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.33% and 4.41% for the three and nine months ended September 30, 2006, respectively. The margin decreased from the 4.37% and 4.44% levels for the three and nine months ended September 30, 2005, respectively. Interest income reversal relating to the $14.4 million of non-accrual loans at September 30, 2006 decreased the net interest margin for the third quarter of 2006 by 0.09%.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2006 and 2005. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the three months ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,681,047	$37,916	8.95%	$1,296,428	$26,674	8.16%
Investment securities (2)	234,585	2,663	4.54%	287,019	2,906	4.05%
Federal funds sold	11,087	136	4.86%	279	2	3.56%
Other investments	15,573	211	5.42%	19,961	224	4.45%
Total interest-earning assets	1,942,292	40,926	8.36%	1,603,687	29,806	7.38%
Other assets	110,006			69,649
Less: allowance for probable loan losses	(17,116)			(14,156)
Total average assets	$2,035,182			$1,659,180

Liabilities and Stockholders' Equity
Savings deposits (3)	$588,902	5,619	3.79%	$445,617	3,239	2.88%
Time deposits	851,262	10,447	4.87%	489,734	4,124	3.34%
FHLB advances	70,610	862	4.84%	371,020	3,274	3.50%
Other borrowings	18,077	352	7.63%	109	1	4.21%
Subordinated debt	5,000	112	8.72%	5,000	86	6.76%
Junior subordinated debentures	115,470	2,341	7.93%	88,341	1,446	6.41%
Total interest-bearing liabilities	1,649,321	19,733	4.75%	1,399,821	12,170	3.45%
Demand deposits	229,122			146,136
Other liabilities	23,676			9,540
Total average liabilities	1,902,119			1,555,497
Preferred stock equity	9,665			9,668
Common stock equity	123,398			94,015
Total average stockholders' equity	133,063			103,683
Total average liabilities and
stockholders' equity	$2,035,182			$1,659,180

Net interest spread (4)			3.61%			3.93%
Net interest income
and net interest margin (5)		$21,193	4.33%		$17,636	4.37%

(Dollars in Thousands)	For the nine months ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,563,994	$104,365	8.92%	$1,165,736	$69,093	7.92%
Investment securities (2)	244,217	8,302	4.53%	286,659	8,966	4.17%
Federal funds sold	4,344	158	4.87%	185	4	3.03%
Other investments	16,508	642	5.21%	15,573	495	4.25%
Total interest-earning assets	1,829,063	113,467	8.29%	1,468,153	78,558	7.15%
Other assets	84,411			64,101
Less: allowance for probable loan losses	(15,557)			(13,523)
Total average assets	$1,897,917			$1,518,731

Liabilities and Stockholders' Equity
Savings deposits (3)	$516,895	14,023	3.63%	$442,808	8,720	2.63%
Time deposits	764,399	26,113	4.57%	459,896	10,425	3.03%
FHLB advances	172,087	6,006	4.67%	292,908	6,758	3.08%
Other borrowings	10,704	588	7.24%	40	1	4.10%
Subordinated debt	5,000	313	8.27%	5,000	240	6.34%
Junior subordinated debentures	106,293	6,134	7.61%	79,768	3,668	6.06%
Total interest-bearing liabilities	1,575,378	53,177	4.50%	1,280,420	29,812	3.11%
Demand deposits	187,387			134,832
Other liabilities	18,774			8,857
Total average liabilities	1,781,539			1,424,109
Preferred stock equity	9,665			5,916
Common stock equity	106,713			88,706
Total average shareholders' equity	116,378			94,622
Total average liabilities and
stockholders' equity	$1,897,917			$1,518,731

Net interest spread (4)			3.79%			4.04%
Net interest income
and net interest margin (5)		$60,290	4.41%		$48,746	4.44%
____________________

(1)
Interest on loans includes loan fees, which totaled $2.7 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively and $9.0 million and $8.0 million for the nine months ended September 30, 2006 and 2005, respectively. The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Probable Loan Losses

For the three months ended September 30, 2006 and 2005, the provision for probable loan losses was $1.2 million and $0.5 million. For the nine months ended September 30, 2006 and 2005, the provision for probable loan losses was $3.1 million and $1.2 million, respectively.

Our ALL was $18.7 million at September 30, 2006 and $13.8 million at December 31, 2005. During the quarter ended September 30, 2006, the ALL increased by $2.1 million due to the acquired ALL from the merger of Rancho Bank. Additions to the ALL are effected through the provision for probable loan losses. Also affecting the ALL are loans charged off and loans recovered. We had net charge-offs which were 0.01% and less than 0.01% of the loan portfolio for the nine months ended September 30, 2006 and 2005, respectively. The reserve for unfunded commitments was $1.4 million and $1.3 million as of September 30, 2006 and December 31, 2005, respectively. The ALL and the reserve for unfunded commitments (collectively, “allowance for credit losses”) totaled $20.1 million or 1.1%, and $15.1 million or 1.1% of gross on-balance sheet loans at September 30, 2006 and December 31, 2005, respectively.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2006 and 2005 was $1.4 million and $1.7 million, respectively, representing a decrease of $0.4 million or 22.0%. Non-interest income for the nine months ended September 30, 2006 and 2005 was $4.1 million and $4.2 million, respectively, representing a decrease of $0.1 million or 2.2%.

We generally sell the guaranteed portions of SBA loans originated, and have also sold the unguaranteed portion of certain SBA loans. The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.7 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and amounted to $2.1 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. Income from fees and service charges was $0.5 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. For the three and nine months ended September 30, 2006, there was a gain on sale of non-SBA loans of approximately $36,000 and $0.4 million, respectively, which related mainly to the sale of construction loans. There was a $0.4 million gain on sale of non-SBA loans for the three and nine months ended September 30, 2005.

Non-Interest Expense

Our non-interest expense for the three months ended September 30, 2006 and 2005 was $13.5 million and $9.8 million, respectively, and $37.0 million and $26.9 million for the nine months ended September 30, 2006 and 2005, respectively. These increases in non-interest expense resulted mainly from increased expenses relating to the Rancho Bank merger and the four newly integrated Rancho Bank banking centers. These additional expenses increased our efficiency ratio to 59.9% for the quarter ended September 30, 2006 from its 54.9% and 57.7% levels for the quarters ended June 30, 2006 and March 31, 2006, respectively.

Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, administrative, business development, and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. As we have continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions. With the expansion of loan production offices into full-service banking centers and the opening of new loan production offices, we have recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth. In addition, we added 49 employees from the Rancho Bank merger, which increased our salary and benefit expenses. These changes have increased our salaries and employee benefits expense by $2.3 million or 42.2% to $7.6 million for the three months ended September 30, 2006 as compared to the same period in 2005, and by $6.0 million or 40.8% to $20.8 million for the nine months ended September 30, 2006 as compared to the same period in 2005.

(ii)
Occupancy expense amounted to $1.3 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, in comparison to $1.1 million and $2.7 million for the same periods in 2005, respectively. The increase in occupancy expense is primarily due to our expansion, including the addition of four new branches, as a result of the Rancho Bank merger. In June 2005, we moved our administrative headquarters to a 45,000 square foot facility in Corona Pointe, increasing our occupancy costs. We have also opened loan production offices in Westlake Village and Monterey and expanded the San Rafael loan production office into a full-service banking center during 2006, contributing to the higher occupancy expense for the three and nine months ended September 30, 2006 than for the same periods in 2005.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.1 million and $3.2 million for the three and nine months ended September 30, 2006, respectively, compared to $0.9 million and $2.4 million for the same periods in 2005, respectively. As we opened our Corona Pointe administrative facility, expanded our banking network and redesigned our existing banking centers, expenses related to furniture and equipment increased.

(iv)
Other non-interest expense was $3.5 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and $9.5 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase is due primarily to our implementation of our strategy to grow our business and merger-related period costs.

The following is a breakdown of other non-interest expense for the three and nine months ended September 30, 2006 and 2005:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other non-interest expense:
Data processing	$264	$204	$742	$610
Marketing	323	326	1,023	751
Professional services	669	333	1,948	977
Office supplies, postage and telephone	617	431	1,507	1,147
Insurance and assessments	282	171	627	618
Administrative	141	132	442	391
Business development	542	450	1,637	1,266
Other	613	439	1,595	1,210
Total other non-interest expense	$3,451	$2,486	$9,521	$6,970

Income Taxes

For the three and nine months ended September 30, 2006, the provision for federal and state income taxes was $3.2 million and $10.0 million, respectively, while the provision for federal and state income taxes was $3.8 million and $10.4 million for the same periods in 2005, respectively. These provisions for income taxes represent effective tax rates of 40.8% and 41.3% for the three and nine months ended September 30, 2006, respectively, and 41.8% for the same periods in 2005.

Financial Condition

Assets

At September 30, 2006, total assets increased $439.5 million or 25.6% to $2.2 billion from $1.7 billion at December 31, 2005. Assets were comprised primarily of $1.8 billion in loans, net of unearned income and $0.2 billion in investment securities available-for-sale at September 30, 2006. This represents an increase of $423.0 million or 30.8% in loans, net of unearned income, of which $118.8 million was acquired from the former Rancho Bank on July 31, 2005, and a decrease of $28.9 million or 11.6% in investment securities available-for-sale from December 31, 2005.

Investments

All of our securities in our portfolio are classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretion of discounts. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

Our securities portfolio amounted to $219.8 million or 10.2% of total assets at September 30, 2006 and $248.7 million or 14.5% of total assets at December 31, 2005. Our investment portfolio decreased during the nine months ended September 30, 2006 as a result of principal paydowns of securities. We did not purchase any securities during the nine months ended September 30, 2006.

The amortized cost and fair values of investment securities available-for-sale at September 30, 2006 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$12,316	$-	$(697)	$11,619
Mortgage-backed securities	213,819	-	(7,766)	206,053
Mutual funds	2,190	-	(47)	2,143
Total	$228,325	$-	$(8,510)	$219,815

The amortized cost and fair values of investment securities, available-for-sale at December 31, 2005 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,751	$-	$(126)	$11,625
Mortgage-backed securities	243,786	-	(8,806)	234,980
Mutual funds	2,121	-	(32)	2,089
Total	$257,658	$-	$(8,964)	$248,694

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$11,619	$(697)	$11,619	$(697)
Mortgage-backed securities	-	-	206,053	(7,766)	206,053	(7,766)
Mutual funds	2,143	(47)	-	-	2,143	(47)
Total	$2,143	$(47)	$217,672	$(8,463)	$219,815	$(8,510)

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

As of September 30, 2006 and December 31, 2005, we had 22 investment securities that were in an unrealized loss position. Despite the unrealized loss position of these securities, we have concluded, as of September 30, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at September 30, 2006, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.1 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$12,316	$11,619
Mortgage-backed securities	12,587	12,424	201,232	193,629
Total	$12,587	$12,424	$213,548	$205,248

There were no sales of investment securities during the nine months ended September 30, 2006 and 2005. Included in stockholders’ equity at September 30, 2006 and December 31, 2005 was $5.0 million and $5.2 million, respectively, of net unrealized losses, net of tax benefits, on investment securities, available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $10.4 million and $29.0 million for the three and nine months ended September 30, 2006. The estimated duration is approximately five years on such mortgage-backed securities as of September 30, 2006.

Securities with a fair value of $217.7 million and $246.6 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

Our loan portfolio grew by 30.8% during the first nine months of 2006, net of loan participations and payoffs. Loans, net of unearned income, increased by $423.0 million from $1.4 billion at December 31, 2005 to $1.8 billion at September 30, 2006. Of the total growth in loans, $118.8 million was attributable to loans acquired in the Rancho Bank Merger. The remaining $304.2 million in loan growth, net of $80.6 in loan participations sold during the period, was primarily a result of organic growth.

More than 95% of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, San Diego and Ventura counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	September 30, 2006	December 31, 2005

Commercial and industrial	$111,850	$54,757
Real estate construction:
Single-family coastal	507,390	392,183
Single-family tract	132,966	129,706
Commercial	90,513	61,392
Real estate mortgage:
Commercial	500,994	321,821
Multi-family residential	241,113	246,597
Land	104,082	91,035
All other residential	58,712	64,426
Consumer loans	51,785	15,205
All other loans (including overdrafts)	139	207
	1,799,544	1,377,329
Unearned premium on loans	1,239	484
Deferred loan fees	(4,719)	(4,714)
Loans, net of unearned income	$1,796,064	$1,373,099

We originate SBA loans and generally sell portions of SBA loans to investors. At September 30, 2006 and December 31, 2005, SBA loans totaled $22.1 million and $12.8 million, respectively, net of SBA participations sold in the amount of $45.6 million and $42.0 million, respectively. We had $3.9 million and $13.3 million of SBA loan participation sales during the three and nine months ended September 30, 2006, respectively. We also participated $1.5 million and $66.0 million in coastal and tract construction loans during the three and nine months ended September 30, 2006, respectively.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Goodwill and Other Intangibles on our Consolidated Balance Sheet at September 30, 2006 and December 31, 2005 was $1.1 million and $1.4 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Servicing rights capitalized	$62	$59	$284	$239
Servicing rights amortized	$246	$211	$589	$537
Valuation allowances	$-	$-	$-	$-

The following table sets forth the activity relating to servicing rights for the nine months ended September 30, 2006 and 2005.

(Dollars in Thousands)	Nine months ended September 30,
	2006	2005
Servicing rights, beginning of year	$1,358	$1,705
Servicing rights added in period, net	284	239
Servicing rights amortized	(589)	(537)
Servicing rights, end of period	$1,053	$1,407

We had $545.7 million and $452.4 million in loans pledged to secure FHLB borrowings at September 30, 2006 and December 31, 2005, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of September 30, 2006, based on the best information available. The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for probable loan losses is increased by a provision for probable loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The reserve for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Nine months ended September 30,
	2006	2005
Allowance for Probable Loan Losses
Balance, beginning of period	$13,762	$11,969
Additions due to acquisition of Rancho Bank	2,097	-
Recoveries on loans previously charged off	68	44
Loans charged off	(262)	(145)
Provision charged to operating expense	3,075	1,186
Balance, end of period	$18,740	$13,054

Reserve for Unfunded Commitments
Balance, beginning of period	$1,346	$1,032
Net increase charged to other expenses	50	164
Balance, end of period	$1,396	$1,196

Allowance for Credit Losses
Allowance for probable loan losses	$18,740	$13,054
Reserve for unfunded commitments	1,396	1,196
Allowance for credit losses	$20,136	$14,250

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

Nonperforming Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	September 30, 2006	December 31, 2005
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$-
Real estate-mortgage	-	-
Consumer loans	-	-
Total loans past due more than 90 days	$-	$-
and still accruing
Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$-	$477
Real estate-mortgage	14,400	480
Consumer loans	-	7
Total non-accrual loans	$14,400	$964

Total non-performing loans	$14,400	$964

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.4 million for the three and nine months ended September 30, 2006 and $0.3 million for the year ended December 31, 2005.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	September 30,	December 31,
	2006	2005
Impaired loans with a specific valuation allowance	$-	$-
Impaired loans without a specific valuation allowance	14,400	964
Total impaired loans	$14,400	$964

Specific valuation allowance related to impaired loans	$-	$-

(Dollars in Thousands)	Nine months ended	Year ended
	September 30, 2006	December 31, 2005
Average recorded investment in impaired loans	$3,968	$3,472
Cash receipts applied to reduce principal balance	$1,093	$4,705
Interest income recognized for cash payments	$185	$338

Our impaired loan balance is comprised of seven non-accrual land loans which correspond to two customer relationships. We do not have a specific valuation allowance associated with the impaired loans, as we expect to collect all principal and interest on the impaired loans.

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities. We increased our deposits by $436.4 million or 34.2% from $1.3 billion at December 31, 2005 to $1.7 billion at September 30, 2006. The increase during the period was due to increases of $213.7 million, $99.9 million, $30.5 million and $92.3 million in time deposits (“TCD’s”), demand deposits, savings and NOW accounts, and money market accounts, respectively. The majority of this increase was attributable to the $198.2 million deposits assumed in the Rancho Bank merger transaction, of which $85.7 million were demand deposits, $26.0 million of saving and NOW accounts, $61.0 million in money market accounts and $25.5 million of TCD’s.

As of September 30, 2006, our deposits were comprised of 14.9% in non-interest bearing deposits, 34.0% in money market, NOW and savings deposits, and 51.2% in TCD’s, while the composition of deposits was 12.1%, 36.0% and 51.9%, respectively, at December 31, 2005.

At September 30, 2006, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$121,779
Over three through twelve months	373,725
Over one through five years	4,185
$499,689

Borrowings

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the nine months ended September 30, 2006, we decreased the balance of total borrowings by $42.9 million as a result of the organic deposit growth and deposits assumed from the Rancho Bank merger.

At September 30, 2006, the Company had a $70.0 million line of credit (the “credit facility”) with a correspondent bank. The credit facility, which was $35.0 million as of December 31, 2005, was increased on March 17, 2006, pursuant to a loan agreement with the correspondent bank. The credit facility is collateralized by 100% of the Bank’s common stock. In addition, the Bank has $90.0 million of unsecured borrowing lines with seven correspondent banks. At September 30, 2006, there was $35.0 million outstanding on our credit facility and $0.5 million outstanding on our unsecured borrowing lines. As of December 31, 2005, there was $10.0 million outstanding on our credit facility and no outstanding balance on our unsecured borrowing lines.

The Bank has an advance line with FHLB that allows us to borrow up to 40% of the Bank’s total assets as of September 30, 2006. Pursuant to the collateral agreement with FHLB, advances are secured by a capital stock investment in FHLB, certain investment securities and certain eligible loans. FHLB advances were $127.0 million and $214.0 million at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, $40.0 million of our FHLB advances are three-year putable advances with a weighted average rate of 4.8%. Of the putable advances, $20.0 million have a twelve month non-put period, and the remaining $20.0 million have an eighteen month non-put period. After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase. FHLB advances by contractual maturity consisted of the following as of September 30, 2006:

(Dollars in Thousands)	Weighted
	Average
Maturity	Rate	Amount
2006	5.2%	$62,000
2007	4.8%	25,000
2009	4.8%	40,000
	5.0%	$127,000

As of September 30, 2006 and December 31, 2005, we had $115.5 million and $96.9 million, respectively, in junior subordinated debentures outstanding from ten and nine issuances of trust preferred securities, respectively. Junior subordinated debentures as of September 30, 2006 consisted of the following:

(Dollars in Thousands)			As of September 30, 2006
			Minority	Effective
	Interest Rate	Maturity Date	Interest	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.99%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.86%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.56%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.34%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.36%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.36%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.40%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.65%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	7.10%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.99%	18,557
			$3,470	7.93%	$115,470

Under FIN 46R, we are not allowed to consolidate the Trusts into our consolidated financial statements, and therefore, we do not consolidate the Trusts into our Consolidated Financial Statements. Our minority interest in the Trusts is included in “other assets” on our Consolidated Statement of Financial Condition.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of September 30, 2006, we have included a portion of our junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments. The effective rate as of September 30, 2006 was 8.42%. The outstanding balance of this subordinated debt was $5.0 million at September 30, 2006 and December 31, 2005.

Stockholders’ Equity

Stockholders’ equity was $136.6 million and $100.0 million at September 30, 2006 and December 31, 2005, respectively. The increase of $36.6 million in stockholders’ equity during the nine months ended September 30, 2006 relates mainly to $30.3 million in issuance of common stock, net of fees and expenses, and net income of $14.3 million, which was partially offset by $3.4 million in restricted stock transactions, the repurchase of $2.5 million in treasury stock, and $3.1 million in preferred and common cash dividends declared.

The following table sets forth the information that was used in calculating our book value per common share as of September 30, 2006 and December 31, 2005:

	As of
	September 30, 2006	December 31, 2005

Period-end shares outstanding	10,357,833	9,427,690
Unreleased and unallocated ESOP shares	(251,227)	(268,487)
Used in basic book value per common share	10,106,606	9,159,203
Warrants (1)	160,000	160,000
Used in book value per common share,
assuming exercise of warrants	10,266,606	9,319,203

Book value per common share, basic	$12.56	$9.86
Tangible book value per common share, basic	$8.06	$9.68
Book value per common share, assuming
exercise of warrants	$12.75	$10.12

(1)
Warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock. These warrants have an exercise price of $25.00 per share and expire in June 2011.

(2)	Tangible book value per common share is calculated by dividing common shareholders’ equity, less goodwill and other intangible assets, by common shares outstanding.

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

Our Asset-Liability Management Committee manages our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored daily. The Bank’s loan to deposits and borrowings ratio was 96.0% and 90.4% at September 30, 2006 and December 31, 2005, respectively.

We believe the level of our liquid assets is sufficient to meet current and anticipated funding needs. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of September 30, 2006, we had $35.0 million outstanding on our $70.0 million credit facility with a correspondent bank and $0.5 million outstanding on our $90.0 million of unsecured borrowing lines with seven correspondent banks. In addition, we have an advance line with FHLB which allows us to borrow up to 40% of the Bank’s total assets. As of September 30, 2006, we have a total borrowing capacity from FHLB of approximately $858.8 million, of which $127.0 million is outstanding. This capacity can be used only if eligible collateral has been pledged to the FHLB. The FHLB advance line is collateralized by our capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

Capital Resources

On August 31, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits us to offer and sell up to $125.0 million of various debt and/or equity securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. We intend to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank. As of September 30, 2006, $31.8 million of equity securities have been issued from this shelf registration statement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of September 30, 2006, that the Company and the Bank meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At September 30, 2006, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.2%, 11.3% and 12.0%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At September 30, 2006, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 10.1%, 6.1%, and 6.5%, respectively. Following the Merger with Rancho Bank, the Bank continued to be well capitalized and the Company continued to meet the minimum ratio requirements.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total capital to risk-weighted assets:
Bank	$257,051	12.2%	$168,400	8.0%	$210,500	10.0%
Consolidated	$212,976	10.1%	$168,700	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$236,914	11.3%	$84,200	4.0%	$126,400	6.0%
Consolidated	$128,560	6.1%	$84,300	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$236,914	12.0%	$79,100	4.0%	$98,900	5.0%
Consolidated	$128,560	6.5%	$79,400	4.0%	N/A	N/A

As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.1%	$129,100	8.0%	$161,400	10.0%
Consolidated	$218,894	13.5%	$129,500	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.2%	$64,500	4.0%	$96,800	6.0%
Consolidated	$139,715	8.6%	$64,800	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.7%	$67,300	4.0%	$84,100	5.0%
Consolidated	$139,715	8.3%	$67,700	4.0%	N/A	N/A

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on EVE and EAR. The EVE is defined as the present value of assets, net of goodwill and intangibles, minus the present value of liabilities. The EAR is defined as the net interest income, which is interest income less interest expense. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on EVE at period end and EAR over a one year horizon.

The table below shows the estimated impact of changes in interest rates on EVE and EAR at September 30, 2006, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(20,231)	-11.1%	$2,881	3.4%
100	$(10,050)	-5.5%	$1,431	1.7%
-100	$12,205	6.7%	$7,391	8.7%
-200	$17,170	9.4%	$14,483	17.0%

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

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At September 30, 2006, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #9 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to legal actions and complaints.  As of September 30, 2006, we are not aware of any material pending legal action or complaint asserted against us.

ITEM 1A. RISK FACTORS

Refer to the risk factors listed in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 14, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended September 30, 2006.

(Dollars in Thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	2,230	$26.90	2,230	$11,091
August 1 - 31, 2006	1,000	$27.79	1,000	$11,063
September 1 - 30, 2006	1,112	$27.57	1,112	$11,033
Total	4,342	$27.27	4,342
________________________

(1)
In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million. In each of December 2003, January 2005 and May 2005, we announced increases in our stock repurchase program of $5.0 million, and in October 2005, we announced an additional increase of $20.0 million in our stock repurchase program for a total amount of $37.0 million. Under our stock repurchase program, we have been acquiring our common stock shares in the open market from time to time. Our stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (14)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.1	Form of Warrant to Purchase Shares of Common Stock (4)
4.2	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.3	Registration Rights Agreement (5)
4.4	Registration Rights Agreement (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*

10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (6)*
10.13	Amendment to Employment Agreement between Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (17)*
10.14	Form of Change of Control Agreement (13)*
10.14	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association (11)*
10.15	Vineyard National Bancorp 2006 Incentive Stock Plan (16)*
10.16	Form of 2006 Incentive Stock Plan Award Agreement*
11	Statement regarding computation of per share earnings. See Note 11 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
_____________________

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed with the Commission on December 19, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission.

(4)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed with the Commission on November 25, 2002.

(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 10, 2005.

(8)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the Commission on November 10, 2004.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 filed with the Commission on August 4, 2006.

(12)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 17, 2006.

(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 20, 2006.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 filed with the Commission on November 4, 2005.

(16)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 24, 2006 filed with the Commission on April 17, 2006.

(17)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on October 5, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2006.

VINEYARD NATIONAL BANCORP

By: /s/ Norman A. Morales____________________
Norman Morales
President and Chief Executive Officer

By: /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)