Form 10-K
period 2006-12-31
VINEYARD NATIONAL BANCORP
filed 2007-03-07
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State of other jurisdiction of incorporation or organization)	33-0309110 (IRS Employer Identification Number)

1260 Corona Pointe Court, Corona, California (Address of principal executive offices)	92879 (Zip Code)

Registrant’s telephone number, including area code: (951) 271-4232

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                             Yes □ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                         Yes □ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒ No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □                      Accelerated filer ☒                     Non-accelerated filer □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                Yes □ No ☒

The aggregate value of the 9,412,745 shares of Common Stock of the registrant issued and outstanding, which excludes 926,953 shares held by all directors and executive officers of the registrant as a group, was approximately $253.2 million based on the last closing sales price on a share of Common Stock of $26.90 as of June 30, 2006.

10,432,244 shares of Common Stock of the registrant were outstanding at February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. Business

Vineyard National Bancorp

Vineyard National Bancorp (referred to on a consolidated basis in this report as “we”, “our”, “us”, or “the Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered Corona, California, which is located in the Inland Empire region of Southern California. We are also the sole common stockholder of Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, “the Trusts”). The Trusts are our wholly-owned unconsolidated subsidiaries created to raise capital through the issuance of trust preferred securities.

We incorporated under the laws of the State of California on May 18, 1988 and commenced business on December 16, 1988 when, pursuant to reorganization, we acquired all of the voting stock of the Bank. We are registered under and subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). On November 12, 2002, our common stock was listed on the NASDAQ Global Select Market (formerly NASDAQ National Market System) and is publicly traded under the symbol “VNBC”. We had approximately 3,700 shareholders that owned 10,432,244 shares of our common stock as of February 28, 2007.

In September 2006, we changed our designation from a bank holding company to a financial holding company. Our principal business is to serve as a holding company for the Bank, which conducts banking operations through sixteen banking centers and five loan production offices located throughout California, and for other banking or financial-related subsidiaries which we may establish or acquire. We may, in the future, consider acquiring other businesses or engaging in other activities as permitted for financial holding companies under the Federal Reserve Board (the “FRB”) regulations, including insurance and financial advisory services.

Our principal source of income is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to us (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds).

On July 31, 2006, we completed a merger with Rancho Bank, pursuant to which Rancho Bank merged into the Bank, with the Bank as the surviving entity. The merger was an all-cash transaction with an aggregate transaction value of $56.1 million. As part of the merger, the Bank acquired $116.7 million in net loans and assumed $198.2 million in deposits. We recorded $40.5 million in goodwill in conjunction with this transaction. See Notes #2 and #3 to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for this transaction. We continue to operate the former Rancho Bank’s four banking centers as part of the Bank’s sixteen banking centers.

As of December 31, 2006, we had total consolidated assets of $2.3 billion, total consolidated net loans of $1.9 billion, total consolidated deposits of $1.8 billion and total consolidated stockholders’ equity of $143.1 million.

We make available free of charge on our website at www.vnbcstock.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about our business on our website.

Vineyard Bank, National Association

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank on September 10, 1981. In August 2001, the Bank changed its name to Vineyard Bank and converted its charter to a California-chartered commercial bank. At that time, the Bank determined that it could better serve its customers by converting to a state bank, which provided the Bank with increased lending limits.

In December 2005, we determined that a national bank charter would be better aligned with our strategic plan, and therefore submitted an application to the Office of the Comptroller of the Currency (“OCC”) to convert the Bank’s existing charter to a national banking association charter. In addition to providing greater flexibility for expansion into new markets, a national bank charter provides more consistency in the applicability of laws and regulations, as the Bank is supervised by only one bank regulatory agency.

On May 1, 2006, the OCC approved the Bank’s application to convert to a national banking association. The conversion became effective on May 11, 2006, and the Bank’s name was changed from Vineyard Bank to Vineyard Bank, National Association. Under the previous California charter, the Bank operated under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Upon conversion to the national banking association, the Bank began operating under the supervision of the OCC. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

Banking Services

The Bank is a community bank, dedicated to exceptional customer service in developing long-term customer relationships. We are primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds and capital, to originate loans. We focus on serving the needs of commercial businesses, single-family residential developers and builders, individuals, commercial real estate developers and investors, non-profit organizations, and other local private and public organizations. We have experienced substantial organic, or internal, growth in recent years through the expansion of our deposit franchise in order to fund our growth in loan originations. We have also experienced inorganic growth as a result of our merger with Rancho Bank in July 2006.

We operate sixteen full-service banking centers located in each of the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, Lake Arrowhead, La Verne, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland, and Walnut, all of which are located in Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California. We are headquartered in Corona, California, which is in the Inland Empire region of California. The Inland Empire area consists of Riverside and San Bernardino counties and is located approximately 50 miles east of Los Angeles, California.

In addition to our full-service banking centers, we operate five loan production offices (“LPOs”) in Anaheim, Carlsbad, Palo Alto, Monterey, and Westlake Village, California, which are located in Orange, San Diego, Santa Clara, Monterey, and Ventura counties of California, respectively. The LPO in Westlake Village focuses primarily on the origination of single-family luxury home construction loans. The LPOs in Anaheim, Carlsbad and Monterey focus principally on the origination of SBA loans, and are considered satellite offices of the Bank’s SBA department located in the San Diego banking center. The Palo Alto LPO, which was opened in February 2007, will principally focus on the origination of single-family luxury home construction loans to further expand this existing product line into northern California.

Specialty Lending Product Offerings

We emphasize the organic growth of our loan portfolio by augmenting our traditional commercial and residential loans with several specialty lending products. These specialty product divisions, as described below, are each staffed with experienced lending professionals who focus on maintaining long-term relationships with customers within their respective product division’s business sector. Each of these specialty lending groups brings diversity to our traditional product lines, which in turn provides our existing customers with an array of specialty products and allows us to serve new customers throughout our primary market areas.

•
Luxury Home Construction Lending:  We originate high-end single-family residential luxury construction loans primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  Although the general California real estate market has shown signs of slowing, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market (consisting of homes $2.0 million and above) along the California coast and in other established affluent regions of California. We believe the high employment level, strong incomes and wealth accumulation, stable interest rates and good schools in these luxury regions allow continued confidence in the stability of these markets. These types of construction loans typically range from $1.0 million to $5.0 million. In addition to the establishment of the Palo Alto LPO in February 2007, we plan to expand this group in new geographic areas similar in demographics to our existing market area. During the years ended December 31, 2006 and 2005, gross commitments generated for this loan product amounted to $434.1 million and $497.3 million, respectively. Our single-family residential luxury construction loans outstanding amounted to $514.4 million and $392.2 million at December 31, 2006 and 2005, respectively, net of participations sold of $86.7 million and $114.7 million, respectively. As of December 31, 2006, we had $265.0 million in undisbursed single-family luxury home construction loan commitments. As of December 31, 2006, 90% of such loans that we originated will contractually mature within one year and 10% will mature within one to two years.

•
Tract Construction Lending: We originate single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  Although these loans are predominantly originated within the Inland Empire of Southern California, we have financed projects throughout California.  During 2006, we originated less tract construction loans than 2005, primarily due to the softening housing market conditions in southern California. Despite changing real estate market factors, we believe the Inland Empire continues to provide reasonably priced housing alternatives, particularly when compared to the higher priced coastal regions of Los Angeles, Orange, and San Diego counties. These types of construction loans typically range from $5.0 million to $20.0 million. We plan to expand this group in new geographic areas similar in demographics to our existing areas. During the years ended December 31, 2006 and 2005, gross commitments generated for this loan product amounted to $211.3 million and $260.7 million, respectively. Our single-family residential tract construction loans outstanding amounted to $152.1 million and $129.7 million at December 31, 2006 and 2005, respectively, net of participations sold of $3.2 million and $11.6 million, respectively. As of December 31, 2006, we had $150.7 million in undisbursed single-family residential tract construction loan commitments. Single family tract construction loans typically have shorter terms than our other loan products. As of December 31, 2006, 100% of such loans which we originated will mature within one year.

•
SBA Lending: We offer SBA 7(a) and 504 loans to small businesses throughout our market area, and our SBA lending division has received national preferred lending status. SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 85% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses. In 2006, we funded $36.7 million of SBA loans. We generally sell the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 105% and 110%. We had $12.4 million and $12.8 million of outstanding SBA loans at December 31, 2006 and 2005, respectively, net of participations sold of $50.4 million and $42.0 million, respectively. In 2006, we sold $22.9 million of the guaranteed and unguaranteed portions of SBA loans, resulting in gain on sale and broker fee income of $2.8 million.

•
Non-Profit Services Group: We provide loan and deposit services to non-profit organizations, including churches and private schools throughout our market area. These activities are also a complement to our focus on strengthening and supporting local communities. Loans to non-profit organizations amounted to $45.6 million and $30.3 million at December 31, 2006 and 2005, respectively.

•	Income Property Lending: We have an income property lending division to service the growing markets for commercial real estate and residential real estate in Southern California.

Commercial Real Estate
The commercial real estate portfolio includes office buildings, retail outlets and industrial properties, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. Economic data contained in various studies and reports, including the UCLA and Chapman University economic forecasts, indicates that this real estate sector in southern California has gained momentum over the past few years, fueled by new job growth and tenant demand. Further, that data indicates certain commercial real estate markets are expected to experience a continued tightening of vacancy rates and rising rents, suggesting that large investors may continue to view commercial real estate as a viable investment. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million. At December 31, 2006 and 2005, the balance of income property loans generated from this division amounted to $355.1 million and $210.1 million, respectively, for commercial real estate loans. Of our total commercial real estate loan portfolio as of December 31, 2006, 5% will mature within one year, 17% will mature within one to five years, and 78% will mature after five years.

Residential Real Estate
Our income property residential real estate portfolio consists primarily of multifamily/apartment loans. These loans are originated primarily in Los Angeles and Orange counties, with some lending in the Inland Empire region. Economic data seems to indicate that this market is currently benefiting from the weaker California real estate market as potential home buyers are choosing to remain in rental housing. Vacancy rates have remained low in the southern California rental market. Apartment loans typically range from $0.5 million to $5.0 million. At December 31, 2006 and 2005, the balance of income property residential real estate loans generated from this division amounted to $206.9 million and $230.0 million, respectively. As of December 31, 2006, 16% of our total residential real estate loan portfolio will mature within one year, 4% will mature in one to five years, and 80% will mature after five years.

Specialty Deposit Product Offerings
As a complement to our lending product offerings, we also seek to enhance our customers’ banking experiences by offering a vast array of technologically advanced deposit services. These products and services are described below:

•
Branching System: The majority of our full-service banking centers have recently been redesigned to offer a high-tech, high-service environment. Each of our client service desks, which have replaced the traditional teller lines, incorporate both new account and traditional teller operations with state-of-the-art circulating cash machines present at each desk. In order to further the reach of each of our banking centers, we may open deposit production offices (“DPOs”) or LPOs, which are satellite offices of the existing banking centers that will exist exclusively to generate deposits and loans, respectively. We also offer courier services, internet based banking, and ATMs and kiosks to make banking more convenient to each of our customers.

•
Cash Management: In order to offer expedient banking with new and emerging technologies, we offer various cash management services to our customers. These services facilitate business customers’ cash flow and aid in maximizing their investment potential by bundling products and services including the following:

o
Remote Item Capture: This technology, also termed ‘electronic deposit’, allows clients to scan items for deposit and electronically send images of the items securely to our processor. This service allows customers the convenience to perform banking activities from within their place of business.

o	Online Banking: Our online banking includes services such as automated wire processing, electronic tax payments, electronic transfers, loan payments, bill payments, and account reconciliation.

o	Lockbox Processing: Our lockbox services aid customers in expediting their deposits and increasing their float value for investment purposes. This product also provides same-day reporting of deposits.

o
Positive Pay: This service allows business customers increased efficiency and security by allowing them to review checks presented against their accounts prior to disbursing funds. This product also helps clients to identify potentially fraudulent activity in their account.

Our Strategic Plan

As we move forward in the development of our business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes the core values of creativity, integrity and flexibility.

Organic Growth Initiatives
We have been successful to date in expanding our loan portfolio through the specialty offerings mentioned above. Through the implementation of our asset-generating business initiatives, we have grown from $110.8 million in assets at December 31, 2000 to $2.3 billion in assets at December 31, 2006, while maintaining sound business practices. Until recently, deposit generation, to support the loan growth, was largely the domain of our branching system, and we employed various strategies to supplement our deposit gathering and funding operations.

As we continue to grow our business, we will strive to maintain our customer relationship management approach while also implementing the delivery of products and services to the following customers:

•	Commercial customers with annual revenues typically from $10 million to $75 million;
•	Entrepreneurs and individuals with a focus on their unique objectives, operations and activities; and
•	Non-profit organizations, such as religious institutions, schools, and government and quasi-government agencies.

In order to provide exceptional service to these customers, we will highlight non-real estate based lending and cash management services, in which we bundle products, including remote item capture (electronic deposit), positive payment services, lockbox transactions and other electronic banking services.

We will continue to develop new products and services to act as additional tools and resources for our customers, while seeking low to moderate cost deposits and diversifying our loan portfolio. As we achieve increased dimension and diversification in our business, markets and talent, we will continue to expand and mature our franchise. This may include the establishment of new full-service banking centers, LPOs and DPOs. We will also continue to seek talented individuals and teams that can bring skill sets and delivery systems to our business that are either consistent with our current products, services, and markets or that provide unique, synergistic and accretive business opportunities to our existing business.

Inorganic Growth Initiatives
While we strive to grow primarily through organic means, to the extent they are accretive to us and provide a means to efficiently implement our strategic growth initiatives, we may also utilize the following approaches to grow:

•	Mergers or acquisitions of businesses which are synergistic to our current business or our strategic goals;
•	Acquisitions of banking centers in locations complementary to our existing network or which expands our presence into new markets; and
•	Asset and liability acquisitions, such as deposit relationships, loan portfolios or facilities.

Market Area and Competition

We are currently focused on providing relationship banking services to the following California markets:

(i)	the Inland Empire region, which primarily includes San Bernardino and Riverside counties;
(ii)	the coastal communities of Los Angeles county;
(iii)	the San Gabriel Valley region of Los Angeles county;
(iv)	the southern coastal communities of Orange and San Diego counties;
(v)	the northern communities of Marin, Monterey, and Santa Clara counties; and
(vi)	the central coastal communities of Ventura county.

We have targeted these markets because of our experience in and knowledge of, as well as the anticipated continued growth and potential for development in these markets.

The banking and financial services business, throughout California and within our specific market area, is highly competitive. Our market area is dominated by a small number of large multi-regional banks, as well as various independent community banks. These institutions typically compete with one another based, on among other things, customer service, convenience, technological innovation and pricing. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. In order to compete with larger institutions, which may offer a broader range of financial services, have higher lending limits, and may conduct more extensive marketing campaigns, we focus on offering exceptional customer service, competitive interest rates, and an array of products and services.

Employees

For the year ended December 31, 2006, we had 349 full-time equivalent employees as compared to approximately 293 for the same period in 2005. We believe that our employee relations are satisfactory.

Loan Portfolio

The following table sets forth the amount of loans outstanding for each of the past five years.

(Dollars in thousands)	December 31,
	2006		2005		2004		2003		2002
Amount	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$122,257	6.4%	$54,757	4.0%	$36,095	$3.5%	$26,827	4.5%	$19,232	7.6%
Real estate construction and land:
Single-family luxury	514,385	27.0%	392,183	28.5%	298,984	29.1%	212,727	35.5%	89,547	35.3%
Single-family tract	152,060	8.0%	129,706	9.4%	129,900	12.6%	104,511	17.4%	14,171	5.6%
Commercial	134,404	7.0%	61,392	4.4%	36,215	3.5%	20,947	3.5%	6,494	2.5%
Land	112,418	5.9%	91,035	6.6%	61,979	6.0%	15,030	2.5%	-	0.0%
Real estate mortgage:
Commercial	531,159	27.9%	321,821	23.4%	216,609	21.0%	153,632	25.6%	93,122	36.7%
Multifamily residential	222,470	11.7%	246,597	17.9%	189,912	18.4%	27,986	4.7%	1,131	0.5%
Other residential	49,353	2.6%	64,426	4.7%	56,983	5.6%	32,856	5.5%	22,349	8.8%
Consumer loans	65,914	3.5%	15,205	1.1%	2,905	0.3%	4,887	0.8%	5,659	2.2%
Loans held for sale	-	0.0%	-	0.0%	-	0.0%	-	0.0%	2,112	0.8%
All other loans (including overdrafts)	98	0.0%	207	0.0%	137	0.0%	29	0.0%	60	0.0%
	1,904,518	100.0%	1,377,329	100.0%	1,029,719	100.0%	599,432	100.0%	253,877	100.0%
Less:
Net unearned income and deferred loan fees	(2,274)		(4,230)		(2,682)		(2,425)		(626)
Allowance for loan losses	(19,689)		(13,762)		(11,969)		(7,358)		(2,937)
Total Net Loans	$1,882,555		$1,359,337		$1,015,068		$589,649		$250,314

At December 31, 2006, our loan balance, net of unearned income and deferred fees, increased 38.5% as compared to December 31, 2005, primarily due to our merger with Rancho Bank, as well as the growth in real estate construction and permanent real estate loans. Our business development efforts have been focused on the expansion of our commercial real estate, commercial real estate construction, commercial, and residential real estate construction lending. We concentrate our commercial and real estate lending in our immediate market areas where economic condition trends are closely monitored. We have also significantly increased our consumer loans, primarily from purchasing these loans.

There were no whole loans held for sale at December 31, 2006 or 2005.

Potential Problem Loans

Our policy is to continually evaluate the loan portfolio to ensure loans are accurately risk rated. The loan portfolio is periodically subject to a third party independent review to evaluate the risk ratings. In addition, as an integral part of our regular examination, the banking regulatory agencies also identify problem loans. We have three classifications for problem loans: “substandard,” “doubtful,” and “loss.”

Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted.

Another category designated “special mention” is maintained for loans which do not currently expose us to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of December 31, 2006, our classified loans consisted of $19.0 million in substandard loans and approximately $7,000 in doubtful loans, representing 1.0% of the gross loan portfolio. Included in the substandard loans at December 31, 2006 was $14.4 million of non-performing loans. As of December 31, 2006, we also had $28.9 million of special mention loans. We are continuing our process of recovering the non-performing loans and the corresponding non-accrued income. Although subsequent events may further affect these loans, we currently believe these loans are well secured and we expect to collect all principal and non-default interest on the loans.

At December 31, 2005, we had classified loans consisting of $2.3 million as substandard, of which $0.6 million was non-performing, and $0.1 million classified as doubtful, representing 0.2% of the gross loan portfolio. As of December 31, 2005, we also had $30.0 million in special mention loans.

With the exception of these loans, we are not aware of any loans as of December 31, 2006, where the known credit problems of the borrower would cause us to have reasonable doubts as to the ability of such borrowers to comply with their present loan repayment terms. We cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on our loan portfolio. Furthermore, we cannot predict the results of any subsequent examinations of our loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above or that the loans previously classified will not experience further deterioration.

Other Interest-Earning Assets

Other than the classified loans discussed above, we do not have any interest-earning assets for which management believes that recovery of the interest on and principal thereof is at significant risk.

Loan Concentrations

We do not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of the loan portfolio that are not broken out as a separate category in the loan portfolio.

Estimating Loan Losses

We estimate loan losses based on guidance established by the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” and FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, as well as within standards established by regulatory Interagency Policy Statements on the Allowance for Loan Losses (“ALL”). A detailed ALL analysis is prepared quarterly. We segment our portfolio into pools with similar characteristics, primarily based on loan product types and loan risk ratings. Our loan risk rating system generally corresponds with regulatory interagency classification definitions. Estimated loss rates are established by first examining historical charge-off data for similar pools of loans. Where we have no or nominal actual charge-off data (as is the case for real estate secured loan pools), we evaluate industry and direct peer data to estimate loss rates. In addition, we make adjustments for conditions we believe may directly impact loss potential in the portfolio, including the following:

•	Trends in past due and impaired loans;
•	Trends in charge-offs and recoveries;
•	Trends in loan volume and loan terms;
•	Changes in credit policies and underwriting;
•	Experience and ability of lending management and staff;
•
External factors including national and local economic trends and conditions, duration of the current business cycle, competition, legal and regulatory requirements, as well as reasonably foreseeable events that may affect collectibility of loans;

•	Industry conditions; and
•	Concentration of credit risk.

Other allocations may be warranted from time to time for certain risk factors that affect multiple pools, or, which are not adequately addressed through qualitative adjustments.

For classified loans that are impaired, we will establish a specific reserve consistent with our measurement of impairment. For pools of classified loans for which no impairment amount exists, we will use reasonable estimates based on all current information, including historical loss rates, economic conditions and industry trends. The estimated ALL represents the sum of the estimates of probable loss for each loan pool plus specific reserves, if any.

We also perform additional analyses to validate the reasonableness of our estimate of loss. These include calculating the ALL using the ‘Examiner Benchmark’ approach described in regulatory guidance, as well as evaluating our ALL compared to the level of ALL that is determined by relevant peer data ratios.

The ALL should not be interpreted as an indication that charge-offs will occur in the estimated amounts or proportions, or that the reserves indicate future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total reserve is a general reserve applicable to the entire portfolio.

Maintaining an accurate internal loan risk rating system is integral to the estimation of loan losses. The originating loan officer assigns borrowers an initial risk rating to all non-consumer loans, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Credit administration personnel review risk ratings for appropriateness during the loan approval process. After origination, credit administration personnel and the appropriate lending group monitors loans on an ongoing basis to identify factors which could impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. The accuracy of risk ratings are validated on an ongoing basis by independent loan review as well as through regulatory examinations.

The following table sets forth an analysis of our loan loss experience, by category, for the past five years.

(Dollars in Thousands)	December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses balance, beginning of year	$13,762	$11,969	$7,358	$2,937	$1,417
Charge-offs
Commercial and industrial	333	123	67	123	117
Real estate-mortgage	-	-	-	-	-
Consumer loans	33	37	325	20	124
	366	160	392	143	241
Recoveries
Commercial and industrial	8	56	95	44	78
Real estate-mortgage	-	-	-	-	-
Consumer loans	63	11	27	28	89
	71	67	122	72	167
Net charge-offs	295	93	270	71	74
Provision for loan losses	4,125	1,886	4,881	3,597	1,397
Allowance relating to acquired loan portfolio	2,097	-	-	895	197
Allowance for loan losses, end of year	$19,689	$13,762	$11,969	$7,358	$2,937

Ratio of net charge-offs during the year to average	0.0%	0.0%	0.0%	0.0%	0.0%
loans outstanding during the year
Ratio of allowance for loan losses to loans at year-end	1.0%	1.0%	1.2%	1.2%	1.2%

Non-Accrual, Past Due and Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of our non-performing assets and the amount of our other real estate owned at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2006	2005	2004	2003	2002

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$2,315	$-	$-	$-	$-
Real estate-mortgage	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total loans past due more than 90 days
and still accruing	2,315	-	-	-	-

Renegotiated loans	-	-	-	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	-	477	-	173	-
Real estate-mortgage	14,400	480	-	-	-
Consumer loans	-	7	-	-	-
Total non-accrual loans	14,400	964	-	173	-

Total non-performing loans	$16,715	$964	$-	$173	$-

Other Real Estate Owned	$-	$-	$-	$111	$-

Past Due Loans:  These loans are well secured and in the process of collection. These figures are not included with loans on non-accrual status.

Non-accrual Loans:  If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed on non-accrual status, i.e., we stop accruing income from the interest on the loan and reverse any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. We pursue collection efforts on all non-accrual loans.

Renegotiated Loans:  Our renegotiated, or restructured, loans have generally been classified as non-accrual even after the restructuring. Consequently, they would have been included with other non-accrual loans in the above table. There have been no restructured loans at the end of each of the last five years.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.8 million, $0.3 million, $38,000, $11,000 and $0 for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively. There was $0.2 million and $0.3 million of interest income recognized on non-performing assets for the year ended December 31, 2006 and 2005, respectively. There was approximately $21,000 of interest income recognized on non-performing assets for the same period ended 2004, and none recognized for the same periods then ended in 2003 and 2002.

The quality of our loan portfolio remained strong during 2006. At December 31, 2006, we had $16.7 million of non-performing loans and no other real estate owned. Of the non-performing loan balance, $14.4 million relates to non-accrual loans and $2.3 million represents accruing loans past due more than 90 days. Our non-accrual loan balance is comprised of seven land loans which correspond to two customer relationships. We do not have a specific valuation allowance associated with these non-accrual loans, as we are in the process of recovering these loans. We believe the loans are well secured and although subsequent events may affect the loans, we currently expect to collect all principal and non-default interest on them.

We will continue to monitor and modify our ALL as conditions dictate. We believe that, based on information currently available, our ALL at December 31, 2006 was at a level to cover all known and inherent losses in our loan portfolio at such date that were both probable and reasonable to estimate. In the future, we may adjust the level of our ALL as economic and other conditions dictate. In addition, the OCC, as an integral part of their examination process periodically review our ALL, and may require us to adjust the ALL based upon their judgment.

Allowance for Credit Losses by Category

The allowance for credit losses, which is comprised of the allowance for loan losses and the allowance for unfunded commitments, was $21.1 million and $15.1 million at December 31, 2006 and 2005, respectively. As of these dates, the allowance for credit losses represented 1.1% of gross loans. The ALL was $19.7 million and $13.8 million at December 31, 2006 and 2005, respectively, representing approximately 1.0% of total loans at each year end, respectively. The allowance for unfunded commitments represented $1.4 million and $1.3 million at December 31, 2006 and 2005, respectively. Actual net charge-offs for the years ending December 31, 2006 and 2005 were $0.3 million and $0.1 million, respectively, representing 0.02% and 0.01%, respectively, of total average loans. The increase in the allowance for credit losses relates principally to the expansion of our loan portfolio and to general risks inherent in our loan portfolio.

The following table sets forth our ALL by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in Thousands)	As of December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Commercial and industrial	$1,352	6.4%	$717	4.0%	$919	3.5%	$791	4.5%	$506	8.4%
Real estate construction and land:
Single-family luxury	7,044	27.0%	5,190	28.5%	4,079	29.1%	2,479	35.5%	1,053	35.3%
Single-family tract	1,596	8.0%	1,656	9.4%	1,838	12.6%	1,407	17.4%	245	5.6%
Commercial	1,198	7.0%	497	4.4%	367	3.5%	255	3.5%	74	2.5%
Land	2,998	5.9%	2,234	6.6%	854	6.0%	-	2.5%	-	0.0%
Real estate mortgage:
Commercial	3,105	27.9%	1,987	23.4%	1,275	21.0%	964	25.6%	602	36.7%
Residential	1,185	14.3%	1,076	22.6%	1,286	24.0%	490	10.2%	141	9.3%
Consumer and other loans	1,153	3.5%	292	1.1%	127	0.3%	33	0.8%	32	2.2%
Other risks	58	-	113	-	1,224	-	939	-	284	-
Total	$19,689	100.0%	$13,762	100.0%	$11,969	100.0%	$7,358	100.0%	$2,937	100.0%

Maturities and Sensitivities to Interest Rates

The following table shows the maturities on gross loans outstanding at December 31, 2006.

(Dollars in Thousands)	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
Commercial and industrial	$81,058	$30,817	$10,382	$122,257
Real estate construction and land:
Single-family luxury	463,618	50,767	-	514,385
Single-family tract	152,060	-	-	152,060
Commercial	89,330	44,052	1,022	134,404
Land	106,617	5,284	517	112,418
Real estate mortgage:
Commercial	24,410	92,149	414,600	531,159
Residential	44,900	10,090	216,833	271,823
Consumer loans	4,773	2,859	58,282	65,914
All other loans (including overdrafts)	98	-	-	98
Total	$966,864	$236,018	$701,636	$1,904,518

Loans with predetermined interest rates	$16,742	$95,085	$164,887	$276,714
Loans with floating or adjustable interest rates	950,122	140,933	536,749	1,627,804
Total	$966,864	$236,018	$701,636	$1,904,518

Investment Portfolio

The following table shows our investment portfolio at December 31, 2006, 2005 and 2004, respectively.

(Dollars in Thousands)	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. agency securities	$12,515	$12,334	$11,751	$11,625	$11,033	$10,501
Mortgage-backed securities	205,139	198,702	243,786	234,980	215,045	210,933
Mutual funds	2,213	2,164	2,121	2,089	2,042	2,046
Total	$219,867	$213,200	$257,658	$248,694	$228,120	$223,480

The following table sets forth the maturity distribution of the investment portfolio at December 31, 2006, as well as the weighted average yield for each range of maturities. At December 31, 2006 we did not have any investment securities with contractual maturities of less than five years. Mutual funds of $2.2 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in Thousands)	Maturing
	After Five Years	Weighted	After	Weighted	Total Balance as of
	Through Ten Years	AverageYield	Ten Years	AverageYield	December 31, 2006
U.S agency securities	$-	-	$12,334	6.49%	$12,334
Mortgage-backed securities	11,643	4.29%	187,059	4.53%	198,702
Total	$11,643	4.29%	$199,393	4.65%	$211,036

Our investment portfolio at December 31, 2006 decreased $35.5 million or 14.3% compared to December 31, 2005. The decrease resulted from regularly scheduled principle paydowns on our mortgage-backed securities. There were no sales of investments during 2006. All securities are classified as available-for-sale and are carried at fair market value. We do not hold any securities that should be classified as trading securities and we have determined that since our securities may be sold prior to maturity because of interest rate changes, liquidity needs, or to better match the repricing characteristics of funding sources, our entire portfolio is classified as available-for-sale. No securities are classified as held-to-maturity.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$12,334	$(181)	$12,334	$(181)
Mortgage-backed securities	-	-	198,702	(6,437)	198,702	(6,437)
Mutual funds	2,164	(49)	-	-	2,164	(49)
Total	$2,164	$(49)	$211,036	$(6,618)	$213,200	$(6,667)

Despite the unrealized loss position of these securities, we have concluded, as of December 31, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as comprehensive income, a separate component of stockholders’ equity.

Asset/Liability Management

Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of responsiveness as well as the extent of the responsiveness to changes in the interest rate environment, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity. Specifically, the interest rate sensitivity gap does not take into consideration decay rates or prepayments of loans. Based on our analysis, we believe that we are in an interest rate neutral position.

The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2006. Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

(Dollars in Thousands)		Over Three
		Through	Over One		Non-
	Three Months	Twelve	Through Five	Over Five	interest
	or Less	Months	Years	Years	Bearing	Total
Assets
Investment securities	$2,164		$32,274	$178,762		$213,200
Other investments				15,693		15,693
Gross loans	983,840	$110,436	242,020	568,222		1,904,518
Non interest-earning assets					$124,328	124,328
Total assets	$986,004	$110,436	$274,294	$762,677	$124,328	$2,257,739

Liabilities and stockholders' equity
Non interest-bearing deposits					$293,572	$293,572
Interest-bearing deposits	$1,001,536	$505,086	$6,874			1,513,496
FHLB advances and other borrowings	81,000	25,000	60,000			166,000
Subordinated debt	5,000					5,000
Junior subordinated debentures	115,470					115,470
Other liabilities					21,141	21,141
Stockholders' equity					143,060	143,060
Total liabilities and stockholders' equity	$1,203,006	$530,086	$66,874	$-	$457,773	$2,257,739
Interest rate sensitivity gap	$(217,002)	$(419,650)	$207,420	$762,677	$(333,445)
Cumulative interest rate sensitivity gap	$(217,002)	$(636,652)	$(429,232)	$333,445	$-

We realize income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Like other financial institutions, we are subject to interest rate risk to the degree that our interest-earning assets reprice differently than our interest-bearing liabilities. Our primary objective in managing our interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while maintaining an asset-liability balance sheet mix that produces the most effective and efficient returns.

A sudden and substantial increase or decrease in interest rates may adversely impact our income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We have adopted formal policies and practices to monitor our interest rate risk exposure. As a part of our risk management practices, we use the Economic Value of Equity (“EVE”) and Earnings at Risk (“EAR”) to monitor our interest rate risk.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2006, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)
	Economic Value of Equity		Earnings at Risk
	Cumulative	Cumulative	Cumulative	Cumulative
	Dollar	Percentage	Dollar	Percentage
Simulated Rate Changes	Change	Change	Change	Change
+200 Basis Points	$(20,147)	-10.6%	$2,644	3.0%
+100 Basis Points	$(10,232)	-5.4%	$1,323	1.5%
-100 Basis Points	$12,255	6.4%	$(448)	-0.5%
-200 Basis Points	$19,430	10.2%	$(631)	-0.7%

The amount and percentage changes represent the cumulative dollar and percentage change in each rate-change scenario from the base case. These estimates are based upon a number of assumptions, including the nature and timing of interest rate levels including yield curve, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

At December 31, 2006, our estimated changes in EVE and EAR were within the operating ranges established by our Board of Directors.

Sources of Funds

General

Our primary sources of funds for use in our lending and investing activities consist of deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. In addition, we downstream proceeds from issuance of preferred or common stock and the issuance of junior subordinated debentures into the Bank. We also have various borrowing lines which can be drawn upon for additional funding. We closely monitor rates and terms of competing sources of funds and utilize the sources we believe to be the most cost effective and consistent with our asset and liability management policies.

Deposits

Our primary source of funding is from deposits. We offer various deposit products which include non-interest bearing demand deposits, interest-bearing savings deposits and time deposits. Savings deposits include savings, NOW and money market deposit accounts.

The average amount of and the average rate paid on our deposits are summarized below:

(Dollars in Thousands)	Years Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$206,782	0.0%	$141,380	0.0%	$115,045	0.0%
Savings deposits (1)	540,654	3.7%	447,424	2.7%	385,001	2.0%
Time deposits	801,113	4.7%	486,938	3.2%	323,996	2.5%
Total Deposits	$1,548,549	3.7%	$1,075,742	2.6%	$824,042	1.9%
_____________

(1)	Includes savings, NOW and money market deposit accounts.

Set forth below is a maturity schedule of time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in Thousands)	As of December 31, 2006

Three months or less	$222,565
Over three through six months	117,538
Over six through 12 months	174,356
Over one through five years	3,309
$517,768

Short-Term Borrowings

We utilize short-term borrowings as a source of funds, such as FHLB advances, federal funds purchased, and lines of credit. At December 31, 2006, we had a $70.0 million secured line of credit with a correspondent bank. This line of credit is secured by 100% of the Bank’s common stock. At December 31, 2006, we had $40.0 million outstanding on our secured line of credit.

In addition, the Bank has unsecured borrowing lines with seven correspondent banks totaling $90.0 million, as well as an advance line with the FHLB which allows us to borrow up to 40% of the Bank’s total assets as of December 31, 2006. At December 31, 2006, we did not have any outstanding balances on our unsecured borrowing lines. Our advance line with the FHLB is collateralized by investment securities and/or eligible loans. At December 31, 2006, we had $126.0 million in FHLB borrowings. Of these outstanding FHLB borrowings, $40.0 million are three-year putable advances and $20.0 million are two-year putable advances, all of which have a weighted average rate of 4.8%. Of the $40.0 million in three-year putable advances, $20.0 million have a twelve month non-put period, and the remaining $20.0 million have an eighteen month non-put period. The $20.0 million of two-year putable advances have a twelve month non-put period. After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

Set forth below is a schedule of our short-term borrowings (maturing less than or equal to one year):

(Dollars in Thousands)	December 31,
	2006	2005	2004
Federal funds purchased	$-	$-	$-
FHLB advances	66,000	164,000	162,000
Line of credit	40,000	10,000	-
Total Short-term Borrowings	$106,000	$174,000	$162,000

Set forth below is a schedule of additional information relating to our FHLB advances considered short-term borrowings (maturing less than or equal to one year):

(Dollars in Thousands)	For the year ended December 31,
	2006	2005	2004
FHLB Advances
Average balance during the year	$156,430	$290,731	$201,419
Maximum balance outstanding	$241,000	$395,000	$237,000
Balance at December 31,	$66,000	$164,000	$162,000
Interest rate, end of year	5.12%	4.04%	1.89%
Weighted average rate during the year	4.70%	3.31%	1.49%
Line of Credit
Average balance during the year	$14,696	$356	$5,221
Maximum balance outstanding	$40,000	$10,000	$19,000
Balance at December 31,	$40,000	$10,000	$-
Interest rate, end of year	7.60%	6.75%	0.00%
Weighted average rate during the year	7.47%	6.75%	4.23%

Capital Issuances

Common Stock

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors. The shares were offered through a prospectus supplement pursuant to our effective $125.0 million shelf registration statement, which was filed with the SEC in May 2006. The transaction involved the sale of 1.2 million shares of our common stock at a purchase price of $26.50 per share. We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, partially fund the merger with Rancho Bank and for general corporate purposes.

On June 18, 2004, we issued and sold 800,000 shares of our common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. We also granted the investors warrants (the “Warrants”) to purchase up to 160,000 additional shares of common stock for $25.00 per share. The Warrants will expire on June 21, 2011. As of December 31, 2006, none of the Warrants had been exercised and all Warrants remained outstanding. We contributed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and we used remaining proceeds general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. We filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The SEC declared the registration statement to be effective on August 3, 2004.

On December 8, 2004, we issued and sold 483,100 shares of our common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. We also granted the investors the right (the “Right”) to purchase an additional 120,775 shares of common stock for $31.05 per share. All Rights were exercised during 2005. We used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, to repay other debt, and for other general corporate purposes. RBC Capital Markets Corporation served as placement agent for the private offering. We filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The SEC declared the registration statement to be effective on February 4, 2005.

The common stock, Warrants and Rights were initially offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

Preferred Stock
On April 15, 2005, we issued 10,000 shares of Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) through a private placement transaction with an institutional investor as part of a pooled transaction.

The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to our common stock. Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by our Board of Directors prior to the dividend payment date. During 2006, we declared $0.9 million in cash dividends on Series C Preferred Stock.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

Trust Preferred Securities
On May 16, 2006, we raised capital through the issuance of Vineyard Statutory Trust XI (“Trust XI”), which issued $18.0 million of trust preferred securities to preferred investors and $0.6 million of common securities to us. In conjunction with the issuance of the trust preferred securities, we issued junior subordinated debentures to Trust XI, and we used the proceeds of the debt issuance to support the growth of the Bank.

At December 31, 2006, we had an aggregate of $115.5 million of junior subordinated debentures outstanding. The terms of these junior subordinated debentures are discussed in Note #12 to our audited financial statements included in Part II, Item 8 of this Report.

As of December 31, 2006, the weighted average interest rate being paid on our junior subordinated debentures was 7.86%. At December 31, 2006, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $8.5 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by operating income of the Bank.

Return on Equity and Assets

The following table sets forth our ratios of net income to average total assets (return on assets), net income to average total equity (return on equity), cash dividend payout ratio (cash dividends per common share paid to basic earnings per common share) and average equity to average total assets (equity to asset ratio). We have also included some variations on these ratios, specifically to eliminate the effects of preferred stock and intangible assets.

	2006	2005	2004
Return on average assets	1.00%	1.21%	1.20%
Return on tangible average assets	1.01%	1.21%	1.21%
Return on average total equity	16.18%	19.60%	23.47%
Return on average common equity (1)	17.57%	21.10%	28.61%
Return on average common tangible equity (2)	21.43%	21.55%	29.55%
Cash dividend payout ratio	16.41%	13.20%	6.70%
Total stockholders' equity to asset ratio	6.18%	6.18%	5.13%
Common stockholders' equity to asset ratio (3)	5.69%	5.74%	4.21%
Common tangible stockholders' equity to asset ratio (4)	4.66%	5.62%	4.08%
___________

(1)
Return on average common equity is computed by dividing net income applicable to common stock for the period by average common equity. Average common equity can be derived by subtracting average preferred equity from average total stockholders’ equity.

(2)
Return on average common tangible equity is computed by dividing net income applicable to common stock for the period by average common tangible equity. Average common tangible equity can be derived by subtracting average preferred equity and average identifiable intangible assets and goodwill from average total stockholders’ equity.

(3)
Common stockholders’ equity to asset ratio is calculated by dividing average common stockholder’s equity, which equals average total stockholders’ equity less average preferred equity, by average assets.

(4)
Common tangible stockholders’ equity to asset ratio is calculated by dividing average common tangible stockholder’s equity, which equals average total stockholders’ equity less average preferred equity and average identifiable intangible assets and goodwill, by average assets.

Total cash dividends paid on common stock during 2006 were $3.2 million.

A two-for-one stock split was paid in August 2004, and a 5% stock dividend was paid in January 2004. All share and per share data have been adjusted to reflect these stock dividends and stock split. The terms of the stock dividend and stock split are discussed in Note #21 to our audited financial statements included in Part II, Item 8 of this Report.

Effect of Governmental Policies and Recent Legislation

Our business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Supervision and Regulation

General

Financial holding companies, bank holding companies, and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

In recent years significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress, the state legislature and various bank regulatory agencies. These proposals may increase or decrease the cost of doing business, limit or expand permissible activities, or enhance the competitive position of other financial service providers. The likelihood and timing of any such proposals or bills and the impact they might have on us cannot be predicted.

The Company

We are a registered financial holding company subject to regulation under the BHCA. Accordingly, our operations, and our subsidiaries are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System.

We are required to file quarterly and annual reports with the FRB and such additional information as the FRB may require pursuant to the BHCA. The FRB examines us periodically. The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when they believe the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The FRB also has the authority to regulate certain provisions of our debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain approval from the FRB prior to purchasing or redeeming our equity securities.

Under the BHCA and regulations adopted by the FRB, a financial holding company, bank holding company and our nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between us and our subsidiaries. Further, we are required by the FRB to maintain certain levels of capital. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources.)

Many of our directors, officers and principal shareholders have had and will continue to have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collection or presenting other unfavorable features.

We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting share of any company that is not a bank, bank holding company engaged in financial activities and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to our subsidiary. Subject to the prior approval of the FRB under the BHCA as revised and expanded by the Gramm-Leach-Bliley Act of 1999, we may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB, in consultation with the Secretary of the Treasury, to be financial in nature (see Financial Services Modernization Legislation below).

Under FRB’s regulations, a financial holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a financial holding company or bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A financial holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

Our securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act (See Item 1. Business; Supervision and Regulation; Sarbanes-Oxley Act of 2002.)

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which for a nationally chartered bank would result in a revocation of the Bank’s charter.

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

Dividends and Other Transfer of Funds

Dividends from the Bank constitute our principal source of income. We are a legal entity separate and distinct from the Bank. Our ability to pay cash dividends is limited by California law. Under California law, our shareholders may receive dividends when and as declared by our Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

The OCC has authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the OCC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The OCC may impose similar limitations on the Bank. (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

The Bank is subject to certain restrictions imposed by federal law on the following activities with the Company or our affiliates:

•	any extensions of credit;
•	the issuance of a guarantee or letter of credit;
•	the purchase of, or investments in, stock or other securities;
•	the taking of such securities as collateral for loans; and
•	the purchase of assets.

Such restrictions prevent us and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans to us or an affiliate and investments by the Bank in us, or in an affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving us and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

Capital Requirements

The FRB and the OCC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by financial holding companies and national banking associations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2006, the Bank exceeded all of the required ratios for classification as “well capitalized.”

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

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

In December 2006, the OCC, FRB and FDIC issued joint guidance relating to institutions’ concentrations in commercial real estate lending. These agencies have observed that commercial real estate concentrations have been rising over the past several years and have reached levels that could create safety and soundness concerns in the event of a significant economic downturn. While these agencies are not establishing a limit on the amount of commercial real estate lending that an institution may conduct, they have established a threshold which examiners may use to identify institutions with potential concentration risk. Any institution that 1) has experienced rapid growth in commercial real estate lending, 2) has notable exposure to a specific type of commercial real estate or 3) is approaching or exceeds the supervisory criteria may be identified for further examination.

Premiums for Deposit Insurance

Our deposit accounts are insured by the Deposit Insurance Fund (“DIF”), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2006, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective January 1, 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC adopted final regulations designating the reserve ratio for the Deposit Insurance Fund during 2007 at 1.25% of estimated insured deposits.

The Community Reinvestment Act (“CRA”)

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires us to identify the communities served by the Company’s offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires our regulators to assess our performance in meeting the credit needs of our community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA into consideration when regulating and supervising other banking activities.

A bank’s compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. Our latest CRA examination was completed by the FDIC. We received an overall rating of satisfactory in complying with our CRA obligations.

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

To the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The FRB issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their abilities to engage in “covered transactions” with affiliates:

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

We have adopted a code of conduct and ethics policy (“Code of Ethics”) that applies to all employees, including our executive officers. A copy of the Code of Ethics is filed as an exhibit to this Report.

Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”).

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provided interpretative guidance on SFAS 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance. See Note #16 to the Financial Statements in Part II, Item 8 for additional share-based compensation information.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008 and we are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet under current practice. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of SAB No. 99. SAB No. 108 is effective for material errors identified during the year ending December 31, 2006. The adoption of SAB No. 108 did have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact this statement will have on our statements of financial condition and operating results.

Item 1A. Risk Factors

We are implementing a business strategy that may result in increased volatility of earnings.

Our business strategy is focused on the expansion of commercial and entrepreneur business, commercial real estate, commercial real estate construction, and residential construction lending. These types of lending activities, while potentially more profitable, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an on-going basis. A decline in real estate values, particularly in California, would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on our loans. In addition, the repayment of commercial real estate loans is generally dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans. A secondary market for most types of commercial real estate and commercial business loans may not be readily liquid, so we may have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our growth may not be managed successfully.

Over the last six years, we have grown substantially from $110.8 million of total assets and $99.6 million of total deposits at December 31, 2000 to $2.3 billion of total assets and $1.8 billion of total deposits at December 31, 2006. We anticipate continued growth in our assets, the level of our deposits and the scale of our operations. We may not be able to manage this growth effectively. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed. While non-performing loans have been minimal over the last few years, there are no assurances that this will continue into the future, especially in light of the current softening real estate market. Our growth subjects us to increased capital and operating commitments. We must recruit experienced individuals that have the required skills that we need to grow our specialty lines of business. As a result of the increase in our personnel, our expenses associated with salaries and other benefits have increased in recent periods.

The additional customer products, services, branch enhancements and the implementation of these items have placed and will continue to place a strain on our personnel, systems, and resources. We cannot be certain that we will be able to obtain and train qualified individuals to implement our business strategy in a timely, cost effective and efficient manner.

Potential acquisitions may disrupt our business, dilute shareholder value and adversely affect our operating results.

In July 2006, we completed a merger with Rancho Bank. In conjunction with our strategic plan, we may continue to grow by acquiring banks, related businesses or banking centers of other banks that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot be certain that we will be able to adequately or profitably manage this growth. Acquiring other banks, businesses or banking centers involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks, businesses or banking centers we acquire;
•	exposure to potential asset quality issues of the acquired banks, businesses or banking centers;
•	difficulty and expense of integrating the operations and personnel of banks, businesses or banking centers we acquire;
•	potential disruption to our business;
•	potential diversion of management’s time and attention;
•	the possible loss of key employees and customers of the banks, businesses or banking centers we acquire;
•	difficulty in estimating the value of the banks, businesses or banking centers to be acquired; and
•	potential changes in banking, tax laws, and/or regulations that may affect the banks or businesses to be acquired.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may decide to raise additional capital to support continued growth, either internally or through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our business strategy relies upon our Chief Executive Officer and other key employees.

Norman Morales has been our president and chief executive officer since October 2000. Mr. Morales is the chief architect of our strategic plan and has developed numerous aspects of our operating strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Morales. The loss of Mr. Morales’ services could have a negative impact on the implementation and success of our business strategy. Mr. Morales is also a principal strategic recruiter for key management, on both the business generation and corporate support levels. Our success will also depend in large part upon our ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. We will need to retain persons with diversified skills in order to manage our specialty lines of business. Competition for qualified personnel, especially those in management, sales and marketing, is intense. We cannot be certain that we will be able to attract and retain these persons.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Residential Real Estate Construction Loans. We make residential real estate construction loans to individuals and developers for the construction of residential properties. These loans include single-family luxury construction loans which are targeted at luxury homes located within the coastal communities and in other affluent areas of California. We will originate these loans whether or not the property is under contract for sale. Residential real estate construction loans also include single-family tract construction loans which target the construction of entry level units. We have a significant amount of residential real estate construction loans in our loan portfolio, both in dollar amounts and as a percentage of our total loans. At December 31, 2006, $666.4 million or 35.0% of our total loan portfolio consisted of residential real estate construction loans (which exclude commercial real estate construction loans).

Our construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, there may be inadequate security for the repayment of the loan upon completion of construction of the project and we may incur a loss. Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the California communities of Los Angeles, Marin, Orange, San Diego and Santa Clara counties and in the Inland Empire region of Southern California as well as elsewhere in California. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

Commercial Real Estate Loans. We originate commercial real estate loans for individuals and businesses for various purposes which are secured by commercial real estate, which includes loans made to non-profit organizations. At December 31, 2006, $531.2 million or 27.9% of our total loan portfolio consisted of commercial real estate loans.

Repayment of our commercial real estate loans may be dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Multifamily Residential Real Estate Loans. Our multifamily loans are subject to collateral risk similar to other real estate secured products. While our primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand. At December 31, 2006, $222.5 million or 11.7% of our total loan portfolio consisted of multifamily residential real estate loans.

Commercial Business Loans. Our commercial business loans generally consist of loans to small businesses, including SBA loans. At December 31, 2006, $122.3 million or 6.4% of our total loan portfolio consisted of commercial business loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of personal guarantees, if any exist. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our allowance for credit losses may prove to be insufficient to absorb possible losses inherent in our loan portfolio.

Like all financial institutions, every loan we make carries a certain risk that it will not be repaid in accordance with its terms or that any collateral securing it will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•	the credit history of a particular borrower;
•	changes in economic and industry conditions; and
•	the duration of the loan.

At December 31, 2006, our allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded commitments, as a percentage of gross loans was 1.11% and our allowance for loan losses as a percentage of gross loans was 1.03%. Regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. Although we believe that our allowance for credit losses is adequate to absorb probable losses in our loan portfolio and in unfunded commitments, we cannot predict these losses or whether the allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in California, could hurt our business.

 Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions, in particular an economic slowdown within California, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans.

A downturn in the California real estate market could hurt our business.

Our business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt our business because most of our loans are secured by real estate located within California. As of December 31, 2006, approximately 91.3% of our loan portfolio consisted of loans secured by real estate located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in California could also be affected by, among other things, earthquakes and other natural disasters particular to California.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Like other financial institutions, our operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and securities and interest expense incurred on deposits and borrowings. Our net interest income is impacted by changes in market rates of interest, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and securities and limits on increases in the rates of interest charged on our loans. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

We cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond our control (See Item 1, Business; Effect of Governmental Policies and Recent Legislation):

•	inflation;
•	slow or stagnant economic growth or recession;
•	unemployment;
•	money supply and the monetary policies of the FRB;
•	international disorders; and
•	instability in domestic and foreign financial markets.

Sharp increases in interest rates could negatively affect our market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although we attempt to manage our interest rate risk, we cannot be certain that we can minimize our interest rate risk.

Our ability to service our debt, pay dividends, and otherwise pay our obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding common stock. The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those we offer, which could hurt our business.

We face direct competition from a significant number of financial institutions, many with a statewide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than us, have been in business for a long period of time and have established customer bases and name recognition.

We compete for loans principally on the basis of interest rates and loan fees, the types of loans which we originate, and the quality of service which we provide to borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. If we are not able to effectively compete in our market area, our profitability may be negatively affected and could limit our ability to pay dividends.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict our ability to originate or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans we originate or sell, or otherwise materially and adversely affect our business, financial condition, prospects or profitability.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

Our earnings depend primarily upon the difference between the income we receive from our loan portfolio and investment securities and our cost of funds, principally interest paid on savings, time deposits and borrowings. Interest rates charged on our loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond our control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the FRB (See Item 1. Business; Effect of Governmental Policies and Recent Legislation.)

Item 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The following table sets forth certain information with respect to our properties at December 31, 2006.

Office Location	Leased/Owned	Lease Expiration Date

9590 Foothill Boulevard (1) (6)	Owned	N/A
Rancho Cucamonga, California 91730

5455 Riverside Drive (1)	Owned	N/A
Chino, California 91710

23840 Lake Drive (1)	Owned	N/A
Crestline, California 92325

2009 West Foothill Boulevard (1)	Owned	N/A
Upland, California 91786

8105 Irvine Center Drive, Suite 600 (4) (8)	Leased	March 2007
Irvine, California 92618

27177 Highway 189, Suite G (7)	Leased	March 2007
Blue Jay, California 92317

701 Palomar Airport Road, Suite 300 (3)	Leased	August 2007
Carlsbad, California 92011

303 Webster Street (3)	Leased	July 2008
Monterey, California 93940

2659 Townsgate Road, Suite 102 (3)	Leased	February 2009
Westlake Village, California 91361

2100 East Foothill Boulevard (1)	Leased	October 2009
La Verne, California 91750

16008 Foothill Boulevard (1)	Leased	December 2009
Irwindale, California 91706

500 North State College Boulevard, Suite 530 (3)	Leased	January 2010
Orange, California 92868

8748 Industrial Lane (5)	Leased	March 2010
Rancho Cucamonga, California 91731

8105 Irvine Center Drive, Suite 650 (1)	Leased	April 2010
Irvine, California 92618

1200 South Diamond Bar Boulevard (1)	Leased	April 2010
Diamond Bar, California 91765

28200 State Highway 189, Suite K-100 (1)	Leased	July 2013
Lake Arrowhead, California 92352

1230 Rosecrans Avenue, Suites 120 (1), 600 (4), and 660 (4)	Leased	August 2013
Manhattan Beach, California 90266

1016 Irwin Street (1)	Leased	January 2014
San Rafael, California 94901

1260 Corona Pointe Court (6) (2)	Leased	September 2014
Corona, California 92879

7676 Hazard Center Drive, Suites 200 (1), 201 (6), and 1540 (6)	Leased	November 2014
San Diego, California 92108

576 South Grand Avenue (1)	Leased	August 2016
Covina, California 91724

200 South Main Street, Suite 150 (1)	Leased	December 2018
Corona, California 92882

20401 East Valley Boulevard (1)	Leased	March 2020
Walnut, California 91789

530 West Bonita Avenue (1)	Leased	May 2020
San Dimas, California 91773
________________

(1) This location serves as a full-service banking center of the Bank.
(2) This location also serves as our corporate headquarters.
(3) This location serves as a loan production office of the Bank.
(4) This location serves as an administrative and loan production office.
(5) This location serves as the Bank’s warehouse facility.
(6) This location serves as an administrative office.
(7) This location serves as an ATM room. The lease was not renewed after expiration in March 2007.
(8) After expiration of this lease agreement in March 2007, the lease for this space will be combined with the lease for the Irvine Banking Center, which expires in April 2010.

ITEM 3. Legal Proceedings

In the normal course of business, we are subject to routine legal actions and complaints.  At December 31, 2006, we are not aware of any material pending legal action or complaint asserted against us.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

    ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market (formerly the NASDAQ National Market System) under the symbol “VNBC” since November 2002. Prior to such time, our common stock was listed on the NASDAQ SmallCap Market under the same symbol.

The following table sets forth a two-year summary of the high and low closing prices at which the shares of our common stock have traded during the periods indicated, based upon trades of which our management has knowledge. Quoted prices reflect inter-dealer prices, without retail mark-up, or commission and may not necessarily represent actual transactions.

	Sales Prices of
	Common Stock
	High	Low
2006
First Quarter	$30.79	$28.22
Second Quarter	$30.03	$24.36
Third Quarter	$28.06	$25.96
Fourth Quarter	$25.01	$21.18

2005
First Quarter	$33.28	$26.60
Second Quarter	$34.47	$26.78
Third Quarter	$34.27	$28.52
Fourth Quarter	$31.82	$27.42

As of February 28, 2007, we had approximately 3,700 shareholders that own approximately 10,432,244 shares of common stock.

Stock Price Performance

The following graph compares our stock price performance in each of the years in the five year period ended December 31, 2006 with that of (i) companies in the Nasdaq Composite Index, which measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq Stock Market and (ii) companies included in an index, published by SNL Securities L.C., which is made up of banks and bank holding companies with assets between $1 billion and $5 billion, the shares of which are traded on the Nasdaq Stock Market.

	Period Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Vineyard National Bancorp	262.50	606.77	1130.33	1062.22	802.87
NASDAQ Composite	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	115.44	156.98	193.74	190.43	220.36

We have a cash dividend program, through which we pay periodic cash dividends on common shares. We paid $0.08 per common share each quarter in 2006, and we paid $0.05, $0.06, $0.07 and $0.08 per common share in February 2005, May 2005, September 2005 and December 2005, respectively. We paid $0.02, $0.03, $0.03, and $0.04 per common share in February 2004, May 2004, August 2004, and November 2004, respectively. Our primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to us (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds).

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended December 31, 2006.

(Dollars in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	6,579	$24.38	6,579	$11,123
November 1 - 30, 2006	10,000	22.05	10,000	$10,903
December 1 - 31, 2006	-	-	-	$10,903
Total	16,579	$22.97	16,579
_____________________

(1)
In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million. In December 2003, January 2005 and May 2005, we approved increases to our stock repurchase program of $5.0 million each, and in October 2005, we announced an additional increase of $20.0 million in our stock repurchase program for a total amount of $37.0 million. Under our stock repurchase program, we have been acquiring our common stock in the open market from time to time to be held as treasury shares or restricted stock. Our stock repurchase program does not have an expiration date.

Recent Sales of Unregistered Securities

There have not been any recent sales of unregistered securities that have not been previously disclosed in a quarterly report on Form 10-Q or periodic report on Form 8-K.

ITEM 6. Selected Financial Data

Certain selected consolidated financial data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements included in Item 8 hereof and should be read in conjunction with those consolidated financial statements. Certain selected consolidated financial data for the fiscal years ended December 31, 2004, 2003 and 2002 are derived from previously audited financial statements which are not included herein.

(Dollars in Thousands, except per share data)	Years Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data
Interest Income	$158,320	$110,859	$75,056	$39,537	$19,170
Interest Expense	75,230	43,345	22,054	11,383	5,837
Net Interest Income	83,090	67,514	53,002	28,154	13,333
Provision for Loan Losses	(4,125)	(1,886)	(4,881)	(3,597)	(1,397)
Other Income	5,622	5,305	5,457	5,828	3,928
Other Expenses	51,017	38,746	29,922	16,853	10,775
Income Before Taxes	33,570	32,187	23,656	13,532	5,089
Income Tax (Provision)	(13,825)	(13,276)	(9,669)	(5,540)	(2,081)
Net Income	$19,745	$18,911	$13,987	$7,992	$3,008
Earnings Per Share of Common Stock (1)
Basic	$1.95	$1.97	$1.72	$1.21	$0.63
Diluted	$1.89	$1.89	$1.55	$1.09	$0.52
Weighted Average Number of Shares (1)
Basic	9,670,418	9,311,252	7,692,057	6,097,036	4,779,253
Diluted	9,997,120	9,744,474	8,929,760	7,193,604	6,033,591
Ratio of net charge-offs during the year to
average loans outstanding during the year	0.02%	0.01%	0.03%	0.02%	0.04%
Return on average assets	1.00%	1.21%	1.20%	1.29%	1.12%
Return on tangible average assets	1.01%	1.21%	1.21%	1.29%	1.12%
Return on average equity	16.18%	19.60%	23.47%	28.06%	22.19%
Cash dividend declared per common share (2)	$0.32	$0.26	$0.12	$0.03	$-
Average stockholders’ equity to average asset ratio	6.18%	6.18%	5.13%	4.58%	5.03%

Balance Sheet Data
Assets	$2,257,739	$1,713,638	$1,312,529	$887,979	$385,918
Deposits	$1,807,068	$1,277,012	$965,546	$603,326	$287,533
Net Loans	$1,882,555	$1,359,337	$1,015,068	$589,649	$250,314
Long Term Obligations	$180,470	$151,913	$91,139	$58,147	$47,527
Redeemable Preferred Stock	$9,665	$9,665	$-	$28,999	$2,450
Stockholders' Equity	$143,060	$99,985	$85,227	$52,175	$19,958
Ratio of allowance for loan losses
to loans at year-end	1.04%	1.00%	1.17%	1.23%	1.16%
___________________

(1)
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares and the earnings per share were adjusted to reflect our two-for-one stock split in August 2004 and 5% stock dividends in January 2004 and January 2003.

(2)	Cash dividends declared per common share have been adjusted to reflect the 5% stock dividends paid in January 2004 and January 2003 and the two-for-one stock split in August 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Highlights

We are a financial holding company whose principal asset is the capital stock of the Bank, a nationally chartered bank headquartered in the Inland Empire region of Southern California. We are dedicated to relationship banking and the success of our customers, and we focus on the core values of creativity, integrity and flexibility.

We cater to the needs of small-to-mid-size commercial businesses, entrepreneurs, retail community businesses, single family residence developers and builders, individuals, non-profit organizations, and other local public and private organizations by offering specialty lending and depository solutions. At December 31, 2006, we had $1.9 billion in gross loans, of which 42.0% are construction loans, 27.9% are commercial real estate loans, 20.2% are residential real estate loans, 6.4% are commercial loans, and 3.5% are consumer loans. The majority of our loans are originated in our primary market areas throughout southern and northern California. Therefore, our loan portfolio’s credit quality and value may be affected significantly by the California real estate market.

We attract deposits from the communities where we have established banking centers by offering competitive interest rate products and providing value-added banking services. We endeavor to obtain non-interest bearing deposits in order to fund our lending activities. Our deposit portfolio at December 31, 2006 was comprised of 48.7% in time certificate of deposits, 35.0% in savings deposits (which include money market, NOW, and savings deposits) and 16.3% in demand deposits.

We also strive to add value for our shareholders by optimizing our net interest margin and expanding the volume of our earning assets. To optimize our net interest margin, we focus on loan yields and deposit costs, as net interest income comprises 93.7% of our net revenues (defined as net interest income before provision for loan losses plus other income).

In the past six years, we have grown significantly; however, our business is subject to various risks which are discussed in “Business; Risk Factors” in Item 1 hereof. Management has implemented several strategies to manage risks such as interest rate risk and liquidity. (See “Business” in Item 1 hereof). Based on historical results and current economic forecasts, we anticipate that we will continue to grow in the future. However, due to risk factors that are beyond our control, actual results could differ from our estimates.

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements.

The following information provides the operating highlights for 2006.

Merger Completion

On July 31, 2006, we completed a merger with Rancho Bank, pursuant to which Rancho Bank merged into the Bank, with the Bank as the surviving entity (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Reorganization, which was signed on April 19, 2006. Rancho Bank operated four banking centers located in Covina, San Dimas, Upland and Walnut, which are located in San Bernardino and Los Angeles counties of California. We continue to operate all four banking centers. The Merger expands our footprint and allows us to deliver our products and services to the clients of the former Rancho Bank. We believe the addition of the four banking centers also provides additional opportunities to expand our relationship banking efforts and strengthen our marketplace presence between the San Gabriel Valley and greater Inland Empire regions.

Upon closing of the Merger, we paid cash consideration of $38.50 for each outstanding share of common stock of Rancho Bank. The Merger consideration resulted in an aggregate transaction value of approximately $56.1 million. See Note #2 to the Consolidated Financial Statements for further transaction details.

During August 2006, we successfully completed the integration of Rancho Bank’s employees and customers into the Bank, along with the conversion of systems, products and services. The addition of accounts resulting from the Merger with Rancho Bank reduced our overall funding costs.

We are able to offer the former Rancho Bank’s client relationships our increased lending resources, while also affording these clients additional cash management services not previously available. In addition, we have been able to develop new relationships through our product and service packages that Rancho Bank did not previously offer.

We incurred $1.3 million in transitional expenses during the year ended December 31, 2006 relating to the completion of the Merger and the integration of systems and personnel. The costs were comprised primarily of transitional period bonuses, stay-on bonuses, and employee salaries.

Bank Charter Conversion

In December 2005, we determined that a national banking association charter would be better aligned with the Bank’s strategic plans, and therefore submitted an application to the OCC to convert the Bank’s existing charter to a national banking association charter. In addition to providing greater flexibility for expansion into new markets and product lines, we believe that a national banking association charter will provide more consistency in the applicability of laws and regulations, as the Bank would be supervised by one bank regulatory agency.

On May 1, 2006, the OCC approved the Bank’s application to convert to a national banking association. The conversion became effective on May 11, 2006, and the Bank’s name was changed from Vineyard Bank to Vineyard Bank, National Association. Under the previous California charter, the Bank operated under the supervision of the DFI and the FDIC. Upon conversion to the national banking association charter, the Bank began operating under the supervision of the OCC.

Financial Holding Company Designation

In September 2006, the FRB approved our request to change our designation from a bank holding company to a financial holding company. In addition to our current banking activities, this new designation will allow us to engage in activities such as insurance, financial advisory services, and other activities deemed by the FRB to be financial in nature.

We believe that this new designation will provide more flexibility for expansion into new markets and product lines as we examine future opportunities for growth while building on our current strategic initiatives and plans.

Registered Direct Offering

On May 5, 2006, we completed the sale of $31.8 million of our common stock in a registered direct offering, through which 1.2 million shares were sold through a prospectus supplement to our shelf registration statement. Our shelf registration statement, which was filed with the SEC in August 2005, allows us to offer and sell $125.0 million in debt and/or equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. As of December 31, 2006, there was $93.2 million in debt and equity securities available for issuance through the shelf registration statement.

The shares were sold to three accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. We used the proceeds of this transaction to support the Bank’s growth, payoff outstanding debt, fund the merger with Rancho Bank and for general corporate purposes.

Junior Subordinated Debentures

On May 16, 2006, we established a wholly-owned subsidiary, Vineyard Statutory Trust XI (“Trust XI”), which issued $18.0 million in trust preferred securities to preferred investors. We simultaneously issued $18.6 million of junior subordinated debentures to Trust XI.

The issuance of these debentures, with an initial effective after-tax cost of capital of less than 4.0%, allowed us to efficiently access growth capital. Together with the common stock issuance of $31.8 million completed two weeks prior to this transaction, we raised $49.8 million to support our internal growth, as well as the merger with Rancho Bank.

New Banking Center and Loan Production Offices

In conjunction with our strategic initiative to expand further into northern California, we converted our LPO in San Rafael into a full service banking center in March 2006, and we will focus on generating commercial and business banking, private banking and entrepreneurial services, cash management and community banking services. To further the reach of our northern California operations, we opened a LPO in Monterey in July 2006 and a LPO in Palo Alto in February 2007. We also broadened our market reach into Ventura County of California, with the opening of a LPO in Westlake Village in February 2006. We will focus on the origination of high-end single family luxury construction loans at the Westlake Village and Palo Alto LPOs.

Critical Accounting Policies and Estimates

Accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Item 8. Financial Statements and Supplementary Data; Note #1 - Summary of Significant Accounting Policies.

Critical accounting policies are those that are important to the portrayal of our financial condition and operating results, and which involve significant estimates and assumptions, complex analysis and management judgment. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. Changes in the evaluation of these factors may significantly impact our financial condition and operating results.

We have identified the policies below as critical to our business operations and the understanding of our financial condition and operating results.

Investment Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. We use estimates for the fair values and average lives of these mortgage-backed securities based on the information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments. The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments, and accounts for probable credit losses in both the on-balance and off-balance sheet loan porfolios. The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The allowance for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit. The allowance for unfunded commitments is included in other liabilities on our Consolidated Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statement of Income.

Goodwill and Intangible Assets

We have added $43.3 million in goodwill and core deposit intangible assets as a result of our Merger with Rancho Bank. Although we amortize core deposit intangibles over their estimated useful lives, goodwill which is considered to be a long-lived asset, may not be amortized, in accordance with generally accepted accounting standards. We evaluate goodwill at least annually for impairment.

In order to evaluate the valuation of goodwill, we examine the goodwill associated with our one reporting unit, banking. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including market trends and multiples of companies engaged in similar lines of business and forecasts of future earnings. If any of our assumptions in our valuation of goodwill change over time, the estimated value assigned to our goodwill could change significantly. If our impairment analysis indicates that the fair value of the banking operations acquired is less than its carrying amount, we will write down the carrying value of goodwill through a charge to our Consolidated Statement of Income.

 Income Taxes

We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Results of Operations

Overview

Net income for the periods ending December 31, 2006, 2005 and 2004 was $19.7 million, $18.9 million and $14.0 million, respectively, representing an increase of 4.4% for the year ended 2006 compared to the year ended 2005 and an increase of 35.2% for the year ended 2005 as compared to the year ended 2004. On a per diluted share basis, net income was $1.89 for the years ended December 31, 2006 and 2005, and $1.55 for the year ended December 31, 2004, representing a 21.9% increase from 2004 to 2005.

Our earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The net interest margin is the net interest income divided by the average interest earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities; (2) the relationship between repricing or maturity of our variable rate and fixed rate loans and securities, and our deposits and borrowings; and (3) the magnitude of our non-interest earning assets, including non-accrual loans and other real estate loans.

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate increases, was 7.25% at December 31, 2005. The FRB raised the targeted federal funds rate by 25 basis points in the first four meetings of 2006, and did not change the rate for the remainder of the year. This activity in the federal funds rate prompted the prime rate to increase 100 basis points in the first half 2006 and remain stable at 8.25% throughout the last half of 2006.

We have implemented an interest rate risk management strategy to maximize our net interest income while maintaining a relatively interest rate neutral position. This strategy is built around the elements of interest rate, asset duration and funding risks. We conduct ongoing analysis of our interest rate risk to ensure that we are not subject to undue risk from volatility in the movement of interest rates.

For the year ended December 31, 2006, operating results demonstrated growth over the same periods in 2005 and 2004 as the volume of loans increased. In addition to the organic growth of our loan portfolio, we acquired $118.8 million in gross loans through the Merger with Rancho Bank. Total deposits at December 31, 2006 totaled $1.8 billion, representing an increase of $530.1 million or 41.5% as compared to December 31, 2005. Of this increase in deposits, $198.2 million was attributable to deposits assumed through the merger with Rancho Bank. Because of the large increase in deposits, we were able to decrease our total borrowings by $39.4 million. This decrease in borrowings is mainly related to the $88.0 million decrease in FHLB borrowings, offset by a $30.0 million increase in other borrowings and an $18.6 million increase in junior subordinated debentures.

Total net revenue (defined as net interest income and non-interest income) for the year ended December 31, 2006 increased by $15.9 million or 21.8% to $88.7 million as compared with the same period in 2005. Total net revenue for the year ended December 31, 2005 increased by $14.4 million or 24.6% to $72.8 million as compared with the same period in 2004.

The quality of our loan portfolio remained strong, sustaining $0.3 million in net charge-offs or 0.02% of average loans in 2006 and $0.1 million in net charge-offs or 0.01% of average loans in 2005. The continued growth of our loan portfolio and the general risks associated with our loan portfolio necessitated an increase in our provision made to the allowance for loan losses in the amount of $4.1 million, $1.9 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also assumed $2.1 million in ALL relating to the Rancho Bank merger. The ALL was 1.0% of gross loans at December 31, 2006 and 2005 and the allowance for credit losses was 1.1% for the same periods. At December 31, 2006, 2005 and 2004, we had $16.7 million, $1.0 million, and $0 in non-performing loans, respectively. For each of the same period ends, we did not have any other real estate owned through foreclosure. At December 31, 2006, $14.4 million of our non-performing loan balance relates to land development loans on non-accrual status, the largest of which is $11.7 million. All of these loans represent two inter-related client relationships. Although subsequent events may further affect these loans, we currently believe these loans are well secured and we expect to collect all principal and non-default interest on the loans.

Net Interest Income

Our net interest income before our provision for loan losses, which is the main driver of our earnings, increased by $15.6 million or 23.1% to $83.1 million for the year ended December 31, 2006 as compared with the same period in 2005 and increased by $14.5 million or 27.4% to $67.5 million for the year ended December 31, 2005 as compared with the same period in 2004.

Total interest income for the years ended December 31, 2006, 2005 and 2004 was $158.3 million, $110.9 million and $75.1 million, respectively, while total interest expense was $75.2 million, $43.3 million and $22.1 million, respectively. Therefore, the net interest income was $83.1 million, $67.5 million and $53.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, for a net interest margin of 4.38%, 4.47% and 4.72%, respectively.

During the year ended December 31, 2006, we experienced significant loan growth, as our average gross loan balance increased $422.3 million, which was attributable to loans acquired in the Rancho Bank merger and to organic loan growth. We also experienced a measured increase in the yield on our total interest-earning assets primarily due to the repricing of existing loans at higher interest rates as well as generation of new loans at higher interest rates than the same periods in 2005. Yields on our loan portfolio were 9.0%, 8.1% and 7.3% for the years ended December 31, 2006, 2005 and 2004, respectively. Although interest rates on loans have increased, our loan yield compressed during 2006 and 2005 primarily due to our strategy to diversify our loan portfolio. In 2006, we increased our production of commercial real estate and multifamily loans, which have a lower effective yield than our construction loan portfolio. During 2006, we had $0.8 million in unrecognized interest income as a result of our non-accrual loan balance, the majority of which is related to a single land development loan of $11.7 million.

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

For the year ended December 31, 2006, loan fee income represented $11.9 million of the $146.2 million in loan income, or 8.2% of total loan-related income. For the year ended December 31, 2005, loan fee income represented $11.2 million of the $98.3 million in loan income, or 11.4% of total loan-related income. For the year ended December 31, 2004, loan fee income was $9.6 million of the $66.4 million in total loan income, or 14.4% of total loan-related income.

Although a portion of our loan origination focus is shifting toward commercial real estate loans, we continue our emphasis in single-family luxury home construction loans, concentrating on California’s coastal communities in Los Angeles, Orange and San Diego counties and affluent communities in northern California including Marin and Santa Clara counties. The loan fees we generate from these construction loan products continue to generate greater loan yields relative to other loan types we offer. Construction loans generally have a duration of 12 to 18 months. As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized over the shorter life of the construction loan compared to longer term loans.

Although the yield on investment securities increased slightly in 2006 and 2005, the majority of investment securities in our investment portfolio are fixed-rate, and thus the yield from these investments does not increase as the market rates increase. During 2006, we did not purchase any investment securities, and therefore, our average investment securities balance decreased by $42.3 million as a result of principal paydowns on the mortgage-backed securities in our investment portfolio.

As part of our strategy to maintain a strong net interest margin, we strive to obtain low-cost deposit accounts. During 2006, our demand deposit balance increased by $138.9 million. We assumed $85.7 million of demand deposit accounts in conjunction with the Rancho Bank merger, which accounts for a substantial portion of this increase. Time certificate of deposit accounts increased by $217.2 million, representing a significant portion of the $391.1 million increase in interest-bearing deposits we experienced during 2006.

As a result of our deposit growth in 2006, interest expense on deposits increased $29.9 million for the year ended December 31, 2006 as compared with the same period in 2005. Aggregate interest expense on deposits was $57.9 million, $28.0 million and $15.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our deposits were comprised of 16.3% of non-interest bearing deposits, 35.0% of money market, NOW and savings deposits, and 48.7% of time certificates of deposit, while the composition of deposits as of December 31, 2005 was 12.1%, 36.0% and 51.9%, respectively. For the year ended December 31, 2006, the total cost of deposits was 3.7% as compared with 2.6% for the same period in 2005. The increase in our cost of deposits corresponded mainly to the increase in interest rates, and the growth of our time certificate of deposit accounts, which had an effective cost of 4.7% in 2006 compared to 3.2% in 2005 and 2.5% in 2004.

Interest expense on borrowings was $17.4 million, $15.3 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Due to the considerable growth of interest-bearing deposits during 2006, we were able to notably decrease our high-cost borrowings. At December 31, 2006, FHLB advances totaled $126.0 million, representing a decrease of $88.0 million as compared to December 31, 2005. However, as market rates continued to increase, the effective cost of FHLB borrowings increased from 3.3% at December 31, 2005 to 4.7% at December 31, 2006.

During 2006, we utilized our secured and unsecured borrowing lines, increasing the average balance of other borrowings from $0.4 million for the year ended December 31, 2005 to $14.8 million for the same period in 2006. These balances correspond to effective costs of 6.3% and 7.5% for the same years, respectively. The cost of subordinated debt and junior subordinated debentures also increased from 6.7% and 6.4% respectively, for the year ended December 31, 2005 to 8.3% and 7.7%, respectively, for the year ended December 31, 2006.

Our consolidated cost of funds for the year ended December 31, 2006 was 4.1%, up from 3.0% for the year ended December 31, 2005.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.4% for the year ended December 31, 2006. This margin represents a decrease from the 4.5% and 4.7% levels of the years ended December 31, 2005 and 2004, respectively. The shift is due to strategic changes in assets, from higher yielding loans to lower yielding loans for diversification purposes, and higher cost of funds, including borrowings utilized to fund the merger with Rancho Bank.

The following table presents the distribution of our average assets, liabilities, and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates. Loans include non-accrual loans where non-accrual interest is excluded.

	For the years ended December 31,
	2006			2005
(Dollars in Thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,632,995	$146,183	8.95%	$1,210,673	$98,303	8.12%
Investment securities (2)	239,327	10,886	4.55%	281,604	11,838	4.20%
Federal funds sold	7,594	386	5.09%	144	4	3.07%
Other investments	16,293	865	5.31%	16,547	714	4.32%
Total Interest-earning assets	1,896,209	158,320	8.35%	1,508,968	110,859	7.35%
Other assets	95,471			66,376
Less: allowance for loan losses	(16,390)			(13,737)
Total average assets	$1,975,290			$1,561,607

Liabilities and Stockholders' Equity
Savings deposits (3)	$540,654	20,053	3.71%	$447,424	12,289	2.75%
Time deposits	801,113	37,805	4.72%	486,938	15,719	3.23%
Subordinated debt	5,000	423	8.34%	5,000	333	6.66%
Junior subordinated debentures	108,606	8,477	7.70%	84,089	5,352	6.36%
FHLB advances	156,430	7,353	4.70%	290,731	9,624	3.31%
Other borrowings	14,799	1,119	7.45%	447	28	6.26%
Total interest-bearing liabilities	1,626,602	75,230	4.62%	1,314,629	43,345	3.30%
Demand deposits	206,782			141,380
Other liabilities	19,868			9,122
Total average liabilities	1,853,252			1,465,131
Stockholders' equity	122,038			96,476
Total liabilities and
stockholders' equity	$1,975,290			$1,561,607

Net interest spread (4)			3.73%			4.05%
Net interest income
and net interest margin (5)		$83,090	4.38%		$67,514	4.47%

(Footnotes on the following page)

	For the year ended December 31,
	2004
(Dollars in Thousands)	Average		Average
	Balance	Interest	Yield/Cost
Assets
Loans (1)	$908,829	$66,374	7.30%
Investment securities (2)	197,958	8,187	4.14%
Federal funds sold	5,428	53	0.98%
Other investments	11,667	442	3.79%
Total Interest-earning assets	1,123,882	75,056	6.68%
Other assets	47,747
Less: allowance for loan losses	(10,472)
Total average assets	$1,161,157

Liabilities and Stockholders' Equity
Savings deposits (3)	385,001	7,789	2.02%
Time deposits	323,996	7,953	2.45%
Subordinated debt	5,000	241	4.81%
Junior subordinated debentures	54,080	2,630	4.86%
FHLB advances	201,419	3,000	1.49%
Other borrowings	10,271	441	4.29%
Total interest-bearing liabilities	979,767	22,054	2.25%
Demand deposits	115,045
Other liabilities	6,749
Total average liabilities	1,101,561
Stockholders' equity	59,596
Total liabilities and
stockholders' equity	$1,161,157

Net interest spread (4)			4.43%
Net interest income
and net interest margin (5)		$53,002	4.72%
______________________

(1) Interest on loans includes loan fees, which totaled $11.9 million, $11.2 million and $9.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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

(Dollars in Thousands)	2006-2005			2005-2004
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in:
Interest income:
Loans (1)	$34,031	$13,849	$47,880	$20,040	$11,889	$31,929
Investment securities	(1,725)	773	(952)	3,375	276	3,651
Federal funds sold	229	153	382	(52)	3	(49)
Other investments	(11)	162	151	184	88	272
	32,524	14,937	47,461	23,547	12,256	35,803
Increase (Decrease) in:
Interest expense:
Savings deposits (2)	2,511	5,253	7,764	1,316	3,184	4,500
Time deposits	10,142	11,944	22,086	3,999	3,767	7,766
Subordinated debt	-	90	90		93	93
Junior subordinated debentures	1,560	1,565	3,125	1,460	1,261	2,721
FHLB advances	(4,446)	2,175	(2,271)	1,330	5,294	6,624
Other borrowings	982	109	1,091	(424)	11	(413)
	10,749	21,136	31,885	7,681	13,610	21,291
Increase (Decrease)
in Net interest income	$21,775	$(6,199)	$15,576	$15,866	$(1,354)	$14,512
_____________

(1)	Interest on loans includes loan fees, which totaled $11.9 million, $11.2 million and $9.6 million for the year ended December 31, 2006, 2005 and 2004, respectively.
(2)	Includes savings, NOW, and money market deposit accounts.

Provision for Loan Losses & Unfunded Commitments

For the years ended December 31, 2006, 2005 and 2004, our provision for loan losses was $4.1 million, $1.9 million and $4.9 million, respectively. Our ALL was $19.7 million or 1.0% of gross loans at December 31, 2006 as compared to $13.8 million or 1.0% of gross loans at December 31, 2005. The provision for loan losses was increased to support the increasing loan balances for each of the periods as well as to reflect the inherent risk of construction and commercial loans. Additions to the reserve are effected through the provision for loan losses.

The reserve for unfunded commitments was $1.4 million and $1.3 million as of December 31, 2006 and 2005, respectively. The combined ALL and the reserve for unfunded commitments (the “Allowance for Credit Losses”) totaled $21.1 million or 1.1% of gross on-balance sheet loans at December 31, 2006 and $15.1 million or 1.1% of gross on-balance sheet loans as of December 31, 2005.

Although we maintain an allowance for credit losses at a level we consider to be adequate to provide for losses based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for credit losses, and therefore the requisite amount of the provision for loan losses, is based on several factors, including underlying loan collateral, delinquency trends, borrower’s cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors.

Non-Interest Income

Non-interest income for the years ended December 31, 2006, 2005 and 2004 was $5.6 million, $5.3 million and $5.5 million, respectively, for an increase of $0.3 million or 6.0% for the year ended December 31, 2006 as compared with the same period in 2005 and a decrease of $0.2 million or 2.8% for the year ended December 31, 2005 as compared with the same period in 2004.

A significant portion of non-interest income is derived from the sale of the guaranteed and non-guaranteed portion of SBA loans. We generally sell the guaranteed portion of the SBA loans upon origination. The guaranteed and non-guaranteed portions of SBA loans sold generated a gain on sale as well as broker fee income amounting to $2.8 million in 2006 as compared to $2.9 million in 2005 and $3.0 million in 2004.

For the year ended December 31, 2006, gain from the sale of non-SBA loans amounted to $0.5 million as compared to $0.7 million for the year ended December 31, 2005 and $0.4 million for the year ended December 31, 2004.

Non-Interest Expenses

Our non-interest expense for the years ended December 31, 2006, 2005 and 2004 was $51.0 million, $38.7 million and $29.9 million, respectively. The increase for the year ended December 31, 2006 was $12.3 million or 31.7% as compared with the same period in 2005 and the increase for the year ended December 31, 2005 was $8.8 million or 29.5% as compared with the same period in 2004. Non-interest expense consisted primarily of (i) salaries and employee benefits; (ii) occupancy expenses; (iii) furniture and equipment expense; and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, reserve for unfunded commitments and other non-interest expense.

The increase in non-interest expense for the year ended December 31, 2006 was primarily due to the increased cost of salaries and employee benefits. Salaries and employee benefits is the largest component of non-interest expense. We believe that staffing our specialty lending and depository services with seasoned and experienced banking personnel increases the likelihood of success and significant contributions to our operations. We also believe that performance-based incentive compensation is instrumental to motivation and success of the employees and the Company. With the expansion of our banking centers and LPOs in 2006 to San Rafael, Monterey and Westlake, and to Upland, Walnut, Covina, and San Dimas through the Merger with Rancho Bank, we have added seasoned banking professionals to staff these new facilities. We added approximately 50 employees through the Merger with Rancho Bank. This increase in employee salary and benefit expense, in addition to former Rancho Bank executive bonuses, served to increase our total salary and employee benefit expense in 2006.

In addition, to fully support our growth, personnel have been added within our principal operating areas, including credit administration, community banking and our specialty lending divisions. Key professionals have also been placed in support areas, such as loan portfolio servicing, risk management, training, technology and finance. With the addition of these individuals to our existing personnel, we have been able to produce significant growth in deposits and loans in 2006, 2005, and 2004, while providing the infrastructure needed to support our longer-term growth. These changes have increased our compensation expense by $7.0 million or 31.9% to $28.8 million for the year ended December 31, 2006 as compared to the same period in 2005 and by $5.1 million or 30.5% to $21.8 million for the year ended December 31, 2005 as compared to $16.7 million for the same period in 2004.

Occupancy expense amounted to $4.9 million, $3.9 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. This represents an increase of $1.0 million or 25.8% for the year ended December 31, 2006 as compared with the same period in 2005 and an increase of $1.5 million or 60.2% for the year ended December 31, 2005 as compared with the same period in 2004. The increases in occupancy expense are primarily due to our expansion. In 2006, we established two new LPOs in Monterey and Westlake Village, California. In addition, we expanded the LPO in San Rafael, California into a full-service banking center. In conjunction with the Rancho Bank merger, we acquired four new banking centers in Covina, San Dimas, Walnut, and Upland. Of the four acquired banking centers buildings, three are subject to operating leases and one is owned. In 2005, we moved our administrative headquarters to a newly built facility in Corona Pointe. The facility is a three-story building with 45,000 square feet, and houses support departments including credit administration, central operations, corporate services and information technology. We also expanded our full service banking centers to include Irvine and San Diego, along with opening LPOs in Carlsbad and San Rafael in 2005.

With the expansion of our banking network, expenses related to furniture and fixtures continued to increase. We redesigned the majority of our banking centers, eliminating the traditional branch design with teller lines and desks, and implemented client service desks, equipped with state-of-the-art circulating cash machines. These banking center redesigns were begun in 2004 and we anticipate finishing the redesigns in 2007. The Bank has not yet redesigned the banking centers acquired through the Rancho Bank merger. Expense related to furniture and fixtures was $4.4 million, $3.4 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. This represents an increase of $1.0 million or 28.9% for the year ended December 31, 2006 as compared with the same period in 2005 and an increase of $1.0 million or 41.8% for the year ended December 31, 2005 as compared with the same period in 2004.

Other expenses were $13.0 million, $9.7 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other expenses increased $3.3 million or 34.4% for the year ended December 31, 2006 as compared with the same period in 2005 and increased $1.3 million or 15.2% for the year ended December 31, 2005 as compared with the same period in 2004. The increases in other expenses in both 2006 and 2005 are due primarily to our implementation of our strategy to grow our business. All categories of non-interest expense have increased, including professional services, insurance, telephone and other overhead, as the number of employees has increased and the volume of loans and deposits has increased.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income plus non-interest income, was 57.5%, 53.2% and 51.2% for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Tax

Our provision for federal and state taxes for the years ended December 31, 2006, 2005 and 2004 was $13.8 million, $13.3 million and $9.7 million, respectively, representing an effective tax rate of 41.2%, 41.2%, and 40.9% in 2006, 2005 and 2004, respectively.

Financial Condition

Assets

At December 31, 2006, total assets were $2.3 billion as compared with $1.7 billion at December 31, 2005. Total assets at December 31, 2006 were comprised primarily of $1.9 billion in loans, net of unearned income, and $213.2 million in investment securities. This is an increase of $529.1 million or 38.5% in loans, net of unearned income and deferred fees, and a decrease of $35.5 million or 14.3% in investment securities from December 31, 2005. Of the $544.1 million increase in total assets in 2006, $118.8 million and $40.5 million represent gross loans and goodwill, respectively, acquired in the Merger with Rancho Bank, which was completed on July 31, 2006.

We emphasize the growth of our commercial loan portfolio and have augmented our traditional commercial and residential loans and services with several specialty lending services. Our focus has been on the following specialty products: single-family luxury home construction lending, single-family tract construction lending, SBA lending, multi-family lending, commercial income property lending and religious financial services. As result of our strategic expansion, our loan portfolio has increased significantly.

However, as a result of changes in the California real estate market during 2006, we are slightly readjusting our focus. We will continue to focus on the origination of single family luxury home construction loans in southern California and will continue to expand this product in northern California in 2007. While the general California real estate market has shown signs of softening, there is a relative strength in the demand for luxury construction within the housing markets along the southern California coast and in established, affluent markets in northern California. The high employment level, strong incomes and wealth accumulation, stable interest rates, and good schools in these coastal regions allow continued confidence in the stability of these luxury markets. During 2006, we originated less tract construction loans than in previous years, primarily due to the softening housing market condition in southern California. We therefore anticipate slower growth in this product type in the near future. Despite changing real estate market factors, the Inland Empire continues to provide reasonably priced housing alternatives, particularly when compared to the higher priced coastal regions of Los Angeles, Orange, and San Diego Counties. Economic data contained in various studies and reports (including the UCLA and Chapman University economic forecasts) indicate the commercial real estate sector in southern California has gained momentum over the past few years, fueled by new job growth and tenant demand. We anticipate an increase in commercial and residential real estate loan origination going forward. Further, the data indicates certain commercial real estate markets are expected to experience a continued tightening of vacancy rates and rising rents, causing large investors to continue providing significant liquidity into commercial sectors. The data also seems to indicate that the residential real estate market is benefiting from weaker home sales as potential home buyers remain in rental housing as evidenced by low vacancy rates have remained low in the southern California rental market.

Our efforts continue to be focused on the measured growth of our loan portfolio in the desired composition.  During the fourth quarter of 2006, loan growth, net of unearned income was $106.2 million as compared to loan growth of $244.8 million in the third quarter 2006, $31.8 million in the second quarter 2006 and $146.4 million in the first quarter 2006.  These quarterly loan growth amounts are net of loan participations sold of $16.2 million in the fourth quarter of 2006, $5.6 million in the third quarter 2006, $71.6 million in the second quarter 2006 and $3.4 million in the first quarter 2006, respectively. The loan growth in the third quarter includes $118.8 million of loans acquired through the Rancho Bank transaction.

Liabilities

We fund our growth in earning assets through deposits and borrowings. We initially pursue non-interest-bearing deposits, the lowest cost of funds to us, followed by interest-bearing deposits and finally, we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total fundings (total deposits plus borrowed funds) were 13.7% at December 31, 2006, as compared to 20.3% at December 31, 2005.

Deposits represent our primary source of funding our loan activities. At December 31, 2006, we increased our deposits by $530.1 million or 41.5% as compared to December 31, 2005. Of the total increase, $198.2 million related to deposits acquired in the Rancho Bank Merger, of which $85.8 million was non-interest bearing deposits and $112.4 million was interest-bearing deposits. The remaining $331.9 million increase was a result of organic deposit growth. The total increase in deposits was mainly attributable to the following increases by deposit types: $138.9 million or 89.8% increase in demand deposit accounts, $217.2 million or 32.8% increase in time certificates of deposit, $148.4 million or 35.8% increase in money market accounts, and an increase of $25.5 million or 56.4% in savings and NOW accounts over the prior year.

One of our foremost goals is to increase our core deposit base through relationships. Core deposits are defined as those deposits that are expected to remain with an institution for a relatively long period of time. In order to expand our core deposit franchise, we have focused on offering competitive interest rate products and providing value-added banking services by introducing additional products and services. We have and will continue to pursue business deposits by offering an expanded courier network and by introduction of cash management services, in which we bundle products and services, including remote item capture (electronic deposit), positive payment services, lockbox transactions, and other electronic banking services.

Our core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 41.5% for the year ended December 31, 2006 as compared to the same period in 2005. Consolidated total deposits amounted to $1.8 billion at December 31, 2006 and $1.3 billion at December 31, 2005. Non-interest bearing demand deposits amounted to $293.6 million at December 31, 2006 and $154.7 million at December 31, 2005.

The following schedule shows selected deposit information of the Bank for the years ended December 31, 2006 and 2005:

	As of December 31,
(Dollars in thousands)	2006			2005
Deposit Accounts:	Aggregate Balance	Average Account Balance	Number of Accounts	Aggregate Balance	Average Account Balance	Number of Accounts
Demand	$306,394	$23.7	12,923	$167,380	$18.6	8,981
NOW	$47,759	$14.9	3,213	$29,192	$12.7	2,294
Money Market	$562,622	$144.2	3,901	$414,216	$109.8	3,773
Savings	$22,982	$5.4	4,285	$16,031	$4.8	3,341
Time	$880,133	$66.9	13,165	$662,909	$67.3	9,845

As of December 31, 2006, time deposits included $517.8 million with an account balance of $100,000 or more.

The Bank has an advance line with the FHLB which allows us to borrow up to 40% of the Bank’s total assets as of December 31, 2006. Pursuant to the collateral agreement with the FHLB, advances are secured by a capital stock investment with the FHLB, certain investment securities and certain eligible loans. FHLB advances were $126.0 million and $214.0 million at December 31, 2006 and 2005, respectively. Due to the strong increase in deposit accounts during 2006, we were able to decrease our FHLB borrowings as of December 31, 2006.

As additional sources of funds, we have a $70.0 million secured line of credit with a correspondent bank which is collateralized by 100% of the Bank’s common stock. There was $40.0 million and $10.0 million outstanding under this secured line of credit as of December 31, 2006 and 2005, respectively. We also have $90.0 million in unsecured borrowing lines with seven correspondent banks. There were no outstanding borrowings on our unsecured borrowing lines at December 31, 2006 and 2005.

Our junior subordinated debentures increased from $96.9 million at December 31, 2005 to $115.5 million at December 31, 2006. We issued $18.6 million of junior subordinated debentures in May 2006, and $10.3 million and $15.5 million in April 2005 and August 2005, respectively. Junior subordinated debentures represent the amounts that we owe to the Trusts. Most of the proceeds from these issuances were down-streamed to the Bank as working capital to support the Bank’s growth. Under FASB Interpretation No. 46R (“FIN 46R”), we are not allowed to consolidate the Trusts into our consolidated financial statements. Prior to the issuance of FIN 46R, holding companies typically consolidated these entities. We have excluded the Trusts from our consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory convertible preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2006, we have included the junior subordinated debentures in our Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.

Additionally, we had $5.0 million of subordinated debentures outstanding at December 31, 2006 and 2005. This debt bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments.

Stockholders’ Equity

At December 31, 2006 and 2005, stockholders’ equity was $143.1 million and $100.0 million, respectively. The increase in stockholders’ equity was due primarily to $19.7 million of net income for the year ended December 31, 2006 and the issuance of common stock, resulting in $30.3 million in proceeds, net of fees and expenses. These increases were offset by $4.1 million in common and preferred stock dividends declared, as well as $4.1 million in treasury stock repurchases and restricted stock purchases during the year ended December 31, 2006.

Liquidity

We rely on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers, while maximizing the investment yield on any daily excess available funds at the lowest risk-weighting category available. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers. Our interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. We strive to maintain a liquidity ratio of 10% to 15% of net liquid assets to total assets. To achieve our liquidity objectives, we employ various strategies including funding growth, increasing borrowing facilities, and asset distribution strategy.

Our loan to deposit and borrowing ratio is another indicator of liquidity which management reviews regularly. This ratio was 96.8% and 90.4% at December 31, 2006 and 2005, respectively. We strive for a loan to deposit and borrowing ratio in a range based on a 10% deviation above and below the Bank’s peer group for the loan to borrowing ratio.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 16.3% of total consolidated assets at December 31, 2006. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank has unsecured borrowing lines with seven correspondent banks totaling $90.0 million as well as an advance line with the FHLB allowing the Bank to borrow up to 40% of its total assets as of December 31, 2006.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from market interest rate changes.

The table below sets forth our known contractual obligations at December 31, 2006:

(Dollars in Thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$880,133	$873,259	$6,874	$-	$-
Long-Term Debt Obligations	246,470	66,000	60,000	-	120,470
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	29,973	3,649	7,534	6,217	12,573
Purchase Obligations	-	-	-	-	-
Total	$1,156,576	$942,908	$74,408	$6,217	$133,043

Capital Resources

As of December 31, 2006, we were not subject to commitments for capital.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition or operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

We are categorized as well-capitalized based upon our year-end ratios. To be categorized as well-capitalized, we must maintain minimum ratios as set forth in the table below. The following table also sets forth our actual capital amounts and ratios.

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.00%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.00%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.00%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.00%	N/A	N/A

As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.13%	$129,100	8.00%	$161,400	10.00%
Consolidated	$218,894	13.52%	$129,500	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.20%	$64,500	4.00%	$96,800	6.00%
Consolidated	$139,715	8.63%	$64,800	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.70%	$67,300	4.00%	$84,100	5.00%
Consolidated	$139,715	8.26%	$67,700	4.00%	N/A	N/A

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(Dollars in thousands)	As of December 31,
	2006	2005
Commitments to extend credit	$684,794	$595,301
Commitments to extend credit
to directors and officers	$1,411	$1,576
Standby letters of credit	$10,547	$4,994
Commercial letters of credit	$-	$-

We maintain an allowance for unfunded commitments, based on the level and quality of our undisbursed loan funds, which comprises the majority of our off-balance sheet risk. As of December 31, 2006 and 2005, our allowance for unfunded commitments was $1.4 million and $1.3 million, respectively, which represents 0.2% of the undisbursed loan funds for both periods. For further information on commitments and contingencies, see Item 8. Financial Statements and Supplementary Data; Note #8 - Related Party Transactions; Note #14 - Commitments and Contingencies.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Business; Risk Factors” and “Business; Asset Liability Management” in Item 1 hereof.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vineyard National Bancorp

We have audited the accompanying consolidated balance sheet of Vineyard National Bancorp and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note #16 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payments.

KPMG LLP

March 7, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Vineyard National Bancorp
Corona, California

We have audited the accompanying consolidated balance sheet of Vineyard National Bancorp and Subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vineyard National Bancorp and Subsidiary as of December 31, 2005, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 14, 2006

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(Dollars in Thousands)	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$35,129	$28,630
Investment securities, available-for-sale	213,200	248,694
Loans, net of unearned income	1,902,244	1,373,099
Less: Allowance for loan losses	(19,689)	(13,762)
Net Loans	1,882,555	1,359,337
Bank premises and equipment, net	20,402	19,192
Accrued interest	11,577	8,276
FHLB and other stock, at cost	15,693	19,155
Deferred income tax asset	15,475	11,646
Goodwill and other intangibles	44,198	1,670
Other assets	19,510	17,038
TOTAL ASSETS	$2,257,739	$1,713,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$293,572	$154,664
Interest-bearing	1,513,496	1,122,348
Total Deposits	1,807,068	1,277,012

FHLB advances	126,000	214,000
Other borrowings	40,000	10,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	96,913
Accrued interest and other liabilities	21,141	10,728
TOTAL LIABILITIES	2,114,679	1,613,653

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
in 2006 and 2005	9,665	9,665
Common stock - no par value, authorized 50,000,000 shares;
issued 11,140,395 and 10,046,978 shares
in 2006 and 2005, respectively	109,458	78,832
Additional paid-in capital	2,149	4,443
Retained earnings	52,105	36,454
Unallocated ESOP shares	(5,765)	(6,304)
Accumulated other comprehensive loss, net of income taxes	(3,913)	(5,245)
Treasury stock, 721,959 and 619,288 shares, at cost
in 2006 and 2005, respectively	(20,639)	(17,860)
TOTAL STOCKHOLDERS' EQUITY	143,060	99,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,257,739	$1,713,638

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)	2006	2005	2004

Interest Income
Interest and fees on loans	$146,183	$98,303	$66,374
Interest on investment securities	11,751	12,552	8,629
Interest on federal funds sold	386	4	53
TOTAL INTEREST INCOME	158,320	110,859	75,056

Interest Expense
Interest on savings deposits	20,053	12,289	7,789
Interest on time deposits in denominations of $100,000 or more	21,330	6,766	4,246
Interest on other time deposits	16,475	8,953	3,707
Interest on federal funds purchased and other borrowings	17,372	15,337	6,312
TOTAL INTEREST EXPENSE	75,230	43,345	22,054
NET INTEREST INCOME	83,090	67,514	53,002

Provision for Loan Losses	(4,125)	(1,886)	(4,881)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	78,965	65,628	48,121

Other Income
Fees and service charges	1,825	1,413	1,783
Gain on sale of SBA loans and SBA broker fee income	2,839	2,903	2,973
Net gain on sale of investment securities and non-SBA loans	456	660	388
Other income	502	329	313
TOTAL OTHER INCOME	5,622	5,305	5,457

Other Expenses
Salaries and employee benefits	28,764	21,802	16,712
Occupancy expense of premises	4,875	3,875	2,419
Furniture and equipment expense	4,372	3,391	2,391
Other expenses	13,006	9,678	8,400
TOTAL OTHER EXPENSES	51,017	38,746	29,922
INCOME BEFORE INCOME TAXES	33,570	32,187	23,656
INCOME TAX PROVISION	13,825	13,276	9,669
NET INCOME	$19,745	$18,911	$13,987

EARNINGS PER SHARE
BASIC	$1.95	$1.97	$1.72
DILUTED	$1.89	$1.89	$1.55

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)					Stock				Accumulated
	Perpetual	Common Stock		Additional	Dividend				Other	Treasury Stock
	Preferred	Number of		Paid-in	To Be	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Distributed	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance, December 31, 2003	$28,999	6,340,532	$11,623	$3,307	$4,981		$8,237		$(3,088)	(89,902)	$(1,884)	$52,175
Issuance of common stock		1,283,100	29,200									29,200
Stock options exercised		214,329	745									745
Warrants exercised		148,100	1,007									1,007
Tax benefit from exercise of
non-qualified stock options				473								473
Purchase of treasury stock										(41,400)	(1,612)	(1,612)
Purchase of common stock
to pre-fund ESOP								$(6,997)				(6,997)
Allocation of ESOP shares				(8)				141				133
Redemption of Series A
preferred stock	(2,450)											(2,450)
Redemption and conversion of
Series B preferred stock
to common stock	(26,547)	1,727,182	26,491									(56)
Cash paid for fractional shares for
Series B stock conversion	(2)											(2)
Stock dividends distributed			4,966		(4,966)							-
Cash paid for fractional shares for
stock dividend distribution					(15)							(15)
Cash paid in excess of cost to redeem
Series A preferred stock							(51)					(51)
Cash paid in excess of cost to redeem
and convert Series B preferred stock							(20)					(20)
Cash dividends declared on common stock							(938)					(938)
Cash dividends declared on preferred stock							(702)					(702)
Comprehensive income
Net Income						$13,987	13,987					13,987
Unrealized security holding gains
(net of $85 tax provision)						121			121			121
Less reclassification adjustment
for realized gains
(net of $159 tax provision)						229			229			229
Total comprehensive income						$14,337
Balance December 31, 2004	$-	9,713,243	$74,032	$3,772	$-		$20,513	$(6,856)	$(2,738)	(131,302)	$(3,496)	$85,227

                                                                                                                                                                                                                                                                                          (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(continued)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance December 31, 2004	$-	9,713,243	$74,032	$3,772		$20,513	$(6,856)	$(2,738)	(131,302)	$(3,496)	$85,227
Issuance of Series C preferred stock, net	9,665										9,665
Stock options exercised		144,970	807								807
Warrants exercised		67,990	463								463
Additional investment rights exercised		120,775	3,530								3,530
Purchase of treasury stock									(487,986)	(14,364)	(14,364)
Tax benefit from exercise of
non-qualified stock options				499							499
Release of ESOP shares				172			552				724
Cash dividends declared on preferred
stock						(540)					(540)
Cash dividends declared on common
stock						(2,430)					(2,430)
Comprehensive income
Net Income					$18,911	18,911					18,911
Unrealized security holding
losses (net of $1,815
tax benefit)					(2,507)			(2,507)			(2,507)
Total comprehensive income					$16,404
Balance, December 31, 2005	$9,665	10,046,978	$78,832	$4,443		$36,454	$(6,304)	$(5,245)	(619,288)	$(17,860)	$99,985

                                        (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(continued)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance December 31, 2005	$9,665	10,046,978	$78,832	$4,443		$36,454	$(6,304)	$(5,245)	(619,288)	$(17,860)	$99,985
Common stock issued		1,200,000	30,287								30,287
Stock options exercised		107,078	339								339
Purchase of treasury stock									(102,671)	(2,779)	(2,779)
Purchase of restricted stock		(45,250)		(1,310)							(1,310)
Vesting of restricted stock		48,642									-
Reclassification of restricted stock awards		(217,053)		(3,134)							(3,134)
Restricted stock granted											-
Amortization of restricted stock				962							962
Share-based compensation expense				27							27
Release of ESOP shares				108			539				647
Tax benefit from exercise of
non-qualified stock options				1,053							1,053
Cash dividends declared on preferred
stock						(900)					(900)
Cash dividends declared on common
stock						(3,194)					(3,194)
Comprehensive income
Net Income					$19,745	19,745					19,745
Unrealized security holding
gains (net of $965
tax provision)					1,332			1,332			1,332
Total comprehensive income					$21,077
Balance, December 31, 2006	$9,665	11,140,395	$109,458	$2,149		$52,105	$(5,765)	$(3,913)	(721,959)	$(20,639)	$143,060

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)	2006	2005	2004

Cash Flows from Operating Activities
Net Income	$19,745	$18,911	$13,987
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities

Depreciation and amortization	5,791	3,662	2,322
Investment securities accretion/amortization	430	1,479	781
Allocation of ESOP shares	647	724	133
FHLB stock dividends	(731)	(607)	(426)
Share-based compensation	27
Provision for credit losses	4,175	2,200	5,734
Deferred income taxes	(3,815)	(1,635)	31
Changes in assets and liabilities, net effects from
merger with Rancho Bank
Decrease in taxes payable	(806)	(79)	(2,273)
Increase in other assets	(4,789)	(5,517)	(3,036)
(Increase) / decrease in unearned loan fees	(1,956)	1,548	257
Increase in interest receivable	(2,651)	(2,853)	(2,316)
Increase / (decrease) in interest payable	1,459	525	(154)
Increase in accrued expense and other liabilities	8,195	1,151	1,320
Gain on sale of loans	(1,722)	(2,141)	(1,614)
Gain on sale of premise and equipment	(1)	-	-
Gain on sale of other real estate owned	-	-	(56)
Gain on sale of investment securities, net	-	-	(388)
Total Adjustments	4,253	(1,543)	315
Net Cash Provided By Operating Activities	23,998	17,368	14,302

Cash Flows From Investing Activities
Proceeds from sales of mortgage-backed
securities available-for-sale	-	-	60,843
Purchase of investment securities, net of effects from
merger with Rancho Bank	1,648	(95,653)	(112,458)
Proceeds from principal reductions and maturities
of mortgage-backed securities available-for-sale	37,453	64,716	30,446
Purchase of FHLB and other stock, net	(9,945)	(8,755)	(3,670)
Policy additions to life insurance	-	-	(230)
Redemption of FHLB stock	14,138	2,442	1,056
Net cash acquired in merger with Rancho Bank	34,165	-	-
Recoveries on loans previously written off	71	67	122
Origination and purchase of loans, net of principal payments
and net of effects from merger with Rancho Bank	(505,637)	(514,557)	(551,197)
Proceeds from sale of loans	98,597	168,928	122,132
Capital expenditures, net of effects from merger
with Rancho Bank	(3,392)	(9,773)	(5,014)
Proceeds from sale of other real estate owned	-	-	167
Proceeds from sale of premise and equipment	4	-	8
Net Cash Used in Investing Activities	(332,898)	(392,585)	(457,795)

                              (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(continued)

(Dollars in Thousands)	2006	2005	2004

Cash Flows From Financing Activities
Net increase in demand deposit, NOW, savings, and money
market accounts, net of effects from merger with Rancho Bank	227,089	35,618	205,162
Net increase in time deposits, net of effects from merger with
Rancho Bank	104,781	275,848	157,058
Proceeds from issuance of preferred stock	-	9,665	-
Proceeds from issuance of common stock	30,287	-	29,200
Proceeds from issuance of junior subordinated debentures	18,000	25,000	32,000
Increase in other borrowings	30,000	10,000	-
Purchase of common stock to pre-fund ESOP	-	-	(6,997)
Purchase of treasury stock	(2,779)	(14,364)	(1,612)
Purchase of restricted stock	(1,310)	-	-
Net change in FHLB advances	(88,000)	37,000	(5,000)
Proceeds from exercise of Series A warrants	-	463	1,007
Redemption of Series A preferred stock (including
cash paid in excess of cost)	-	-	(2,501)
Redemption and conversion of Series B preferred stock
(including cash paid in excess of cost)	-	-	(76)
Cash paid in lieu of fractional shares
of stock dividend	-	-	(15)
Cash paid in lieu of fractional shares
of Series B conversion	-	-	(2)
Dividends paid on preferred stock	(867)	(340)	(702)
Dividends paid on common stock	(3,194)	(2,430)	(938)
Proceeds from exercise of additional investment rights	-	3,530	-
Tax benefit for exercise of non-qualified stock options	1,053	499	473
Proceeds from exercise of stock options	339	807	745
Net Cash Provided by Financing Activities	315,399	381,296	407,802

Net Increase / (Decrease) in Cash and Cash Equivalents	6,499	6,079	(35,691)

Cash and Cash Equivalents, Beginning of Year	28,630	22,551	58,242

Cash and Cash Equivalents, End of Year	$35,129	$28,630	$22,551

Supplementary Information
Conversion of Series B preferred stock	$-	$-	$26,491
Income taxes paid	$17,460	$13,075	$11,910
Interest paid	$73,771	$42,620	$21,900

The accompanying notes are an integral part of these financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - Summary of Significant Accounting Policies

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of our significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Company and the Bank. All inter-company balances and transactions have been eliminated.

Nature of Operations

We are a financial holding company. Our principal asset is the capital stock of the Bank, a national banking association headquartered in the Inland Empire region of Southern California. The Bank operates sixteen banking centers within Marin, San Bernardino, Riverside, Orange County, San Diego and Los Angeles counties of California, as well as five LPOs in Monterey, Orange, San Diego, Santa Clara and Ventura counties of California. We are dedicated to relationship banking and the success of our customers. We cater to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty product solutions. We attract deposits from the communities where we have established banking centers by offering competitive interest rate products and providing value-added banking services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

We use available information to recognize losses on loans and foreclosed real estate, however future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their periodic examination process, periodically review our allowances for losses on loans and foreclosed real estate. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the FRB. The Bank complied with the reserve requirements as of December 31, 2006.

We maintain amounts due from banks that exceed federally insured limits. We have not experienced any losses in such accounts as of December 31, 2006.

Investment Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Loans and Interest on Loans

Loans receivable that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans.

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

We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value of the loan, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. We recognize interest income on impaired loans based on our existing methods of recognizing interest income on nonaccrual and troubled debt restructured loans.

Loan commitments are promises by us to lend a fixed amount of funds for a specific time period under certain conditions. Commitments to lend include revolving credit lines, letters of credit and loans that require the maintenance of undisbursed funds.

Transfers and Servicing of Financial Assets

To calculate the gain (loss) on a loan participation sold, our investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized to other expense over the servicing asset’s estimated life using a method approximating the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value. The Bank uses a range of assumptions for the discount rate and prepayment speed in calculating the gain on sale of loans and the related servicing asset. Different prepayment speeds are used based on the loan terms.

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded commitments, when combined, are referred to as the allowance for credit losses.

The allowance for loan losses is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit. The reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statement of Income.

Loans are charged off in whole or in part when the obligation is considered uncollectible or when its carrying value has decreased significantly in value.

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Total depreciation expense for the reporting periods ending December 31, 2006, 2005 and 2004, was $3.8 million, $3.0 million and $2.0 million, respectively.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) specifies the disclosure of the estimated fair value of financial instruments. We determine our estimated fair value amounts using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. We compute deferred taxes on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired.

Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment no less than annually. Our annual impairment tests have not resulted in an impact to our results of operations and financial condition. Intangible assets with estimable useful lives are amortized over their useful lives to their estimated residual values, and reviewed annually for impairment. The amortization expense represents the estimated decline in the value of the intangible asset in the related period.

Core deposit intangibles (“CDI”) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing these valuations, the third parties consider variables including deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense using the sum-of-the-years digits method over their useful lives, which we have estimated to be 8 years, and are reviewed for impairment no less than annually. If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of its fair value at that time. If the fair value is below the carrying value, the intangible asset would be reduced to such fair value and a loss would be recognized.

Investments in Unconsolidated Subsidiaries

We account for our investments in our wholly owned special purpose entities, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX and Vineyard Statutory Trust XI (collectively, the “Trusts”) using the equity method under which the subsidiaries’ net earnings are recognized in our Consolidated Statement of Income and the investment in the Trusts is included in Other Assets on our Consolidated Balance Sheet.

Earnings Per Share (“EPS”)

We account for EPS in accordance with SFAS No. 128 “Earnings Per Share”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding (excluding unvested restricted stock and unallocated and unreleased ESOP shares) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R under the modified prospective method. Accordingly, compensation expense for stock option awards is measured at grant date fair value and amortized over the requisite service period of the award. Compensation expense related to restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period by the straight-line method. The impact of adopting SFAS No. 123R is discussed in Note #16 to the Consolidated Financial Statements.

For the years ended December 31, 2005 and 2004, we accounted for share-based payments in accordance with APB No. 25. Had we recorded compensation expense for our stock option plan consistent with the method of SFAS No. 123, our net income and EPS would have been reduced to the following pro forma amounts:

(Dollars in Thousands)	Years Ended December 31,
	2005	2004
Net income:
As reported	$18,911	$13,987
Stock-based compensation that would have been reported
using the fair value method of SFAS No. 123	(110)	(339)
Pro forma net income	$18,801	$13,648

Basic Shares	9,311,252	7,692,057
Diluted Shares	9,744,474	8,929,760

Basic earnings per share:
As reported	$1.97	$1.72
Pro forma	$1.96	$1.67

Diluted earnings per share:
As reported	$1.89	$1.55
Pro forma	$1.87	$1.52

Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gains/(losses) on available-for-sale securities, net of income taxes, is our only component of accumulated other comprehensive income, which we disclose in our Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income.

Business Segments

We have determined that banking is our only reportable business segment.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to 2006 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB SFAS No. 123R which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to SOP 93-6.

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

In March 2005, the SEC issued SAB No. 107, which provided interpretative guidance on SFAS No. 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance.

In May 2005, FASB issued SFAS No. 154. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

In February 2006, FASB issued SFAS No. 155, an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or operating results.

In March 2006, FASB issued SFAS No. 156. The provisions of this statement require mortgage servicing rights to be initially valued at fair value. SFAS No. 156 also allows servicers to choose one of the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We currently use the amortization method to account for our servicing rights, and we expect to continue this practice after implementing SFAS No. 156. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or operating results.

In June 2006, the FASB issued FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes in an entity’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008 and we are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial condition and operating results.

In September 2006, the FASB issued SFAS No. 158, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of Staff Accounting Bulletin No. 99 “Materiality”. SAB No. 108 is effective for errors identified during the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact this statement will have on our statements of financial condition and operating results.

Note #2 - Business Combinations

On July 31, 2006 (the “Merger Date”), we completed our merger with Rancho Bank, a California-chartered commercial bank headquartered in San Dimas, California. Pursuant to the terms of the Agreement and Plan of Reorganization among the Company, the Bank, and Rancho Bank (the "Agreement"), Rancho Bank merged with the Bank, with the Bank as the surviving entity (the “Merger”).  The Agreement was unanimously approved by our Board of Directors and Rancho Bank’s Board of Directors. At its annual meeting of shareholders held on July 19, 2006, Rancho Bank shareholders approved the Agreement and Merger by the requisite vote. Under the terms and conditions of the Agreement, shareholders of Rancho Bank (other than dissenting shareholders) received consideration of $38.50 per share for each share of Rancho Bank common stock outstanding. Rancho Bank had 1,457,546 common shares outstanding immediately prior to the Merger Date. We paid the total Merger consideration to Rancho Bank shareholders of $56.1 million in cash. Immediately prior to the Merger, Rancho Bank paid $38.50 less the exercise price for each of the 66,730 outstanding stock options to acquire shares of Rancho Bank common stock.

Using the purchase method of accounting, we recorded assets acquired and liabilities assumed in the Merger on our Consolidated Balance Sheet as of the Merger Date, based on their estimated fair values. The results of Rancho Bank’s operations have been included in our Consolidated Statements of Income since the Merger Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the Merger Date.

(Dollars in Thousands)

Assets Acquired:
Cash and cash equivalents	$90,281
Investment securities	1,648
Net loans	116,696
Goodwill	40,533
Intangibles	2,744
Other assets	7,616
Total assets acquired	259,518

Liabilities Assumed:
Non-interest bearing deposits	85,743
Interest bearing deposits	112,443
Other liabilities	5,216
Total liabilities assumed	203,402
Total cash consideration paid to Rancho Bank shareholders	$56,116

Note #3 - Acquired Intangible Assets and Goodwill

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Our annual impairment tests of goodwill did not have any impact on our results of operations and financial condition.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are summarized in the following table:

(Dollars in thousands)	As of December 31
	2006	2005
Balance, beginning of year	$238	$238
Goodwill acquired during the year	40,533	-
Balance, end of year	$40,771	$238

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the intangible asset in the related period.

The following table sets forth our intangible assets and accumulated amortization as of December 31, 2006 and 2005.

(Dollars in thousands)	As of December 31
	2006		2005
Amortizable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$2,494	$324	$74	$11

The estimated amortization expense for the next five fiscal years relating to intangible assets with definite lives is set forth below:

(Dollars in thousands)	Core deposit intangibles

Estimated amortization expense for
the year ending December 31:
2007	$579
2008	$498
2009	$416
2010	$334
2011	$252

Note #4 - Investment Securities

At December 31, 2006 and 2005, our investment securities portfolio was comprised of securities classified as available-for-sale. In accordance with SFAS No. 115, investment securities available-for-sale are carried at fair value and adjusted for amortization of premiums and accretions of discounts.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2006, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$12,515	$-	$(181)	$12,334
Mortgage backed securities	205,139	-	(6,437)	198,702
Mutual funds	2,213	-	(49)	2,164
Total	$219,867	$-	$(6,667)	$213,200

The amortized cost and fair values of investment securities available-for-sale at December 31, 2005, were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. agency securities	$11,751	$-	$(126)	$11,625
Mortgage backed securities	243,786	-	(8,806)	234,980
Mutual funds	2,121	-	(32)	2,089
Total	$257,658	$-	$(8,964)	$248,694

The amortized cost and fair values of investment securities available-for-sale at December 31, 2006, by expected maturity are shown below. At December 31, 2006 we did not have any investment securities with contractual maturities of less than five years. Mortgage-backed securities have contractual terms to maturity, but require period payments to reduce principal. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds of $2.2 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$12,515	$12,334
Mortgage-backed securities	11,767	11,643	193,372	187,059
Total	$11,767	$11,643	$205,887	$199,393

We did not sell any investment securities during 2006 and 2005, and as such, we did not have any gain on sale of investment securities. Included in stockholders’ equity at December 31, 2006 and 2005 was $3.9 million and $5.2 million, respectively, of net unrealized losses (net of $2.8 million and $3.7 million estimated tax benefit, respectively) on investment securities available-for-sale. Proceeds from sales of investment securities available-for-sale during 2004 were $60.8 million. Gross gains on those sales were $0.4 million. Included in stockholders’ equity at December 31, 2004 was $2.7 million of net unrealized losses (net of $1.9 million estimated tax benefit) on investment securities available-for-sale.

Securities with a carrying value and fair value of $211.0 million and $246.6 million at December 31, 2006 and 2005, respectively, were pledged to secure FHLB advances and public monies as required by law.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, we would write down the cost basis of the security to its fair value as the new cost basis and account for the write down as a realized loss.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$12,334	$(181)	$12,334	$(181)
Mortgage-backed securities	-	-	198,702	(6,437)	198,702	(6,437)
Mutual funds	2,164	(49)	-	-	2,164	(49)
Total	$2,164	$(49)	$211,036	$(6,618)	$213,200	$(6,667)

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

As of December 31, 2006 and 2005, we had 22 investment securities that were in an unrealized loss position. Despite the unrealized loss position of these securities, we have concluded, as of December 31, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Note #5 - Loans

Almost all of our loans, commitments, and commercial and standby letters of credit are granted to customers in our market area, which includes Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California. These loans are collateralized in accordance with our policy. The concentrations of credit by type of loan are outlined as follows:

(Dollars in Thousands)	As of
	December 31, 2006	December 31, 2005

Commercial and industrial	$122,257	$54,757
Real estate construction and land:
Single-family luxury	514,385	392,183
Single-family tract	152,060	129,706
Commercial	134,404	61,392
Land	112,418	91,035
Real estate mortgage:
Commercial	531,159	321,821
Multi-family residential	222,470	246,597
All other residential	49,353	64,426
Consumer loans	65,914	15,205
All other loans (including overdrafts)	98	207
	1,904,518	1,377,329
Unearned premium (discount) on loans	1,696	484
Deferred loan fees	(3,970)	(4,714)
Loans, Net of Unearned Income	$1,902,244	$1,373,099

We had approximately $568.7 million and $452.4 million in loans pledged to secure FHLB borrowings at December 31, 2006 and 2005, respectively.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	At December 31,
	2006	2005	2004
Impaired loans with a valuation allowance	$-	$-	$-
Impaired loans without a valuation allowance	16,715	964	-
Total impaired loans	$16,715	$964	$-

Valuation allowance related to impaired loans	$-	$-	$-

(Dollars in Thousands)	Years Ended December 31,
	2006	2005	2004
Average recorded investment in impaired loans	$9,285	$3,472	$238
Cash receipts applied to reduce principal balance	$1,093	$4,705	$671
Interest income recognized for cash payments	$185	$338	$21

No additional funds were committed to be advanced in connection with impaired loans.

Our impaired loan balance is comprised of non-accrual land loans which correspond to two inter-related customer relationships and a commercial loan. We do not have a specific valuation allowance associated with the impaired loans because we expect to collect all principal and interest on the impaired loans. With respect to the largest non-accrual loan, we believe the loan is well secured and that although subsequent events may adversely affect this loan, we currently expect to collect all principal and non-default interest associated with the loan.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $0.8 million, $0.3 million and approximately $38,000 for the years ended 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, we had $2.3 million and $0, respectively, in loans past due 90 days or more in interest or principal which were still accruing interest. At December 31, 2006 and 2005, we did not have any loans classified as troubled debt restructurings and we did not have any other real estate owned.

Note #6 - Loan Servicing Rights

We originate SBA loans, and generally sell the guaranteed and/or unguaranteed portions of the loans, while retaining the servicing rights. At December 31, 2006 and 2005, the unpaid principal balance of SBA loans serviced for others totaled $50.4 million and $42.0 million, respectively. The gain on sale of SBA loans was $1.3 million, $1.5 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The balance of capitalized servicing rights included in “other assets” on our Consolidated Balance Sheets at December 31, 2006 and 2005 was $0.9 million and $1.4 million, respectively. The fair values of these rights approximate their book values respectively. The following table sets forth the activity relating to servicing rights for the years ended December 31, 2006, 2005 and 2004.

(Dollars in Thousands)	Years Ended December 31,
	2006	2005	2004
Servicing rights, beginning of year	$1,358	$1,705	$831
Servicing rights added in year, net	318	324	1,143
Servicing rights amortized	(743)	(671)	(269)
Servicing rights, end of year	$933	$1,358	$1,705

In order to determine the assumptions used in the capitalization of the SBA servicing rights, we group together the SBA loans sold based on the term of the loan, and determine an appropriate prepayment speed and discount rate for each group. We perform analysis each quarter to reassess these assumptions. In calculating the gain on sale of SBA loans and the related servicing asset, we used the following ranges of assumptions for sales recorded in 2006:

Assumption	Range
Discount Rate	8.25% to 11.00%
Prepayment Speed (CPR)	8.89 to 43.90

The following summarizes servicing rights capitalized and amortized:

(Dollars in Thousands)	Years Ended December 31,
	2006	2005	2004
Mortgage servicing rights capitalized	$318	$324	$1,143
Mortgage servicing rights amortized	$743	$671	$269
Valuation allowances	$-	$-	$-

Note #7 - Allowance for Credit Losses

We maintain an allowance for credit losses at a level which we believe to be adequate to absorb the estimated known and inherent risks in our on-balance sheet loan portfolio as well as in our unfunded commitments. Transactions in the allowance for credit losses are summarized as follows:

(Dollars in Thousands)	Years ended December 31,
	2006	2005	2004
Allowance for Loan Losses
Balance, beginning of period	$13,762	$11,969	$7,358
Additions due to acquisitions	2,097	-	-
Recoveries on loans previously charged off	71	67	122
Loans charged off	(366)	(160)	(392)
Provision charged to operating expense	4,125	1,886	4,881
Balance, end of period	$19,689	$13,762	$11,969

Reserve for Unfunded Commitments
Balance, beginning of period	$1,346	$1,032	$179
Net increase charged to other expenses	50	314	853
Balance, end of period	$1,396	$1,346	$1,032

Allowance for Credit Losses
Allowance for loan losses	$19,689	$13,762	$11,969
Reserve for unfunded commitments	1,396	1,346	1,032
Allowance for credit losses	$21,085	$15,108	$13,001

The allowance for credit losses at December 31, 2006 and 2005 totaled $21.1 million and $15.1 million, respectively, which equates to 1.1% of gross on-balance sheet loans for both periods.

Note #8 - Related Party Transactions

In the ordinary course of business, we grant loans to certain Directors and Officers and the companies with which they are associated. The terms of these loans are consistent with our normal lending policies. The outstanding loans to Directors and Officers at December 31, 2006 and 2005 amounted to $0.5 million for both periods. Not included in the balances outstanding at December 31, 2006 and 2005 were undisbursed commitments to lend of $1.4 million and $1.6 million, respectively. There were no non-accruing loans to Directors and Officers or loans classified by us or our regulators in 2006 and 2005.

The following table shows the activity of loans to Officers and Directors for the dates specified:

(Dollars in thousands)	As of December 31,
	2006	2005
Balance, Beginning of year	$458	$347
Credit granted, including renewals	684	356
Repayments	(652)	(245)
Balance, End of year	$490	$458

Deposits from our related parties at December 31, 2006 and 2005 amounted to $1.2 million and $0.9 million, respectively.

Note #9 - Premises and Equipment

Major classifications of our premises and equipment are summarized as follows:

(Dollars in Thousands)	December 31,
	2006	2005
Buildings	$5,349	$4,971
Furniture and equipment	16,770	14,541
Leasehold improvements	9,359	7,990
Bank owned autos	797	786
	32,275	28,288
Less: Accumulated depreciation and amortization	(14,628)	(10,998)
Construction in progress	860	617
Land	1,895	1,285
Total	$20,402	$19,192

We are obligated under leases for equipment and property. The original terms of the leases range from six months to fifteen years. Property leases contain options to extend for periods from one year to ten years. Options to extend which have been exercised and the related lease costs are included below. The following is a schedule of our future minimum lease payments based upon obligations at December 31, 2006.

(Dollars in Thousands)

Year Ending December 31,
2007	$3,649
2008	3,736
2009	3,798
2010	3,196
2011	3,021
Thereafter	12,573
Total	$29,973

Total property and equipment lease expense for the years ended December 31, 2006, 2005 and 2004, was $2.8 million, $2.4 million and $1.3 million, respectively.

In November 2005, the Bank entered into an agreement (the “Lease Agreement”) with the landlord of the Corona Pointe building, Rexco Magnolia, LLC (“Rexco”), to terminate the lease that was in existence as of December 31, 2005 (the “Old Lease”) for this building and enter into a new lease agreement (the “New Lease”) effective February 1, 2006. The Old Lease term was through February 2015 and contained an option which gave the Bank the right to purchase the building during a 12-month period from February 2006 to January 2007. Upon the execution of the Lease Agreement and New Lease, and contingent upon receiving consideration from Rexco, the Bank no longer has a right to purchase the building. On February 28, 2006, Rexco paid $2 million to the Bank in dispensation for the termination of this purchase option and $3 million as rent concession for the New Lease. The total proceeds were deferred and are being amortized over the expected life of the New Lease. The future rental obligations under the New Lease are reflected in the table above.

Note #10 - Interest Bearing Deposit Liabilities

Our interest-bearing deposits as of December 31, 2006 and 2005 were comprised of the following:

(Dollars in thousands)	As of December 31,
	2006	2005

Money market deposits	$562,622	$414,216
Savings and NOW deposits	70,741	45,223
Time deposits under $100,000	362,365	298,719
Time deposits of $100,000 or more	517,768	364,190
Total	$1,513,496	$1,122,348

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2006 and 2005 was $517.8 million and $364.2 million, respectively and total time certificates of deposit amounted to $880.1 million and $662.9 million, respectively. At December 31, 2006, the scheduled maturities of total time certificates of deposit are as follows:

(Dollars in Thousands)

Maturity
2007	$873,259
2008	5,561
2009	1,313
2010	-
$880,133

Note #11 - Borrowings

Lines of Credit

At December 31, 2006, we had a $70.0 million secured line of credit (the “credit facility”) with a correspondent bank. The credit facility, which was $35.0 million as of December 31, 2005, was increased on March 17, 2006, pursuant to a loan agreement with the correspondent bank. The credit facility is collateralized by 100% of the Bank’s common stock. In addition, we have $90.0 million of unsecured borrowing lines with seven correspondent banks. At December 31, 2006, we had $40.0 million outstanding on our credit facility and no outstanding balance on our unsecured borrowing lines. As of December 31, 2005, there was $10.0 million outstanding on our credit facility and no outstanding balance on our unsecured borrowing lines.

FHLB Advances

We have a secured borrowing line with the FHLB totaling $900.2 million as of December 31, 2006, representing 40% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans. FHLB advances were $126.0 million and $214.0 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, $40.0 million of our FHLB advances are three-year putable advances with a weighted average rate of 4.8%, and $20.0 million are two-year putable advances with a weighted average rate of 4.8%. Of the putable advances, $40.0 million have a twelve month non-put period, and the remaining $20.0 million have an eighteen month non-put period. After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances consist of the following as of December 31, 2006:

(Dollars in Thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2007	5.12%	$66,000	$-
2008	4.83%	20,000	20,000
2009	4.80%	40,000	40,000
	4.97%	$126,000	$60,000

Subordinated Debentures

During 2002, we issued $5.0 million in subordinated debt. The debt bears a floating rate of interest of 3.05% over the three month LIBOR, and has a fifteen-year maturity, with quarterly interest payments. The outstanding balance of this subordinated debt was $5.0 million at December 31, 2006 and 2005, and the effective interest rate at December 31, 2006 was 8.42%.

Note #12 - Junior Subordinated Debentures

In December 2001, December 2002, September 2003, December 2003, March 2004, May 2004, December 2004, April 2005, August 2005 and May 2006, we issued Floating Rate Junior Subordinated Debentures (the “debt securities”) to the Trusts. These debt securities are effectively subordinated to all of our borrowings. We also own the common stock of each of the Trusts. The balance of the equity of the Trusts is comprised of mandatorily redeemable preferred securities and is included in “other assets” on our Consolidated Balance Sheets.

The following table sets forth information on each of the Trusts:

(Dollars in Thousands)				As of December 31, 2006
	Interest Rate	Due Date	Common Stock	Effective Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.96%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.72%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.42%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.23%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.22%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.22%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.37%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.62%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	7.07%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.97%	18,557
			$3,470	7.86%	$115,470
Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), we do not consolidate the Trusts into our consolidated financial statements. Prior to the issuance of FIN No. 46(R), holding companies typically consolidated these entities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2006, we have included the junior subordinated debentures in our Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.

In August 2005, we filed a shelf registration statement with the SEC, which allows us to publicly offer $125.0 million of debt and/or equity securities from time to time. In conjunction with this shelf registration statement, we established Vineyard Statutory Trust X, which may be used at a future date to publicly issue trust preferred securities, should we choose to raise capital through this method. At December 31, 2006, there was $93.2 million remaining to be issued through this shelf registration statement.

Note #13 - Income Taxes

The provision for income taxes consists of the following:

(Dollars in Thousands)	Year Ended December 31,
	2006	2005	2004
Federal Income Tax
Current	$13,831	$11,255	$6,889
Deferred / (credit)	(3,359)	(1,353)	25
Total Federal Income Tax	10,472	9,902	6,914

State Franchise Tax
Current	4,787	3,656	2,748
Deferred / (credit)	(1,434)	(282)	7
Total State Franchise Tax	3,353	3,374	2,755

Change in valuation allowance	-	-	-
Total Income Taxes	$13,825	$13,276	$9,669

As a result of the following items, the total income tax provision for the years ended December 31, 2006, 2005 and 2004, was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in Thousands)	2006		2005		2004
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal rate	$11,749	35.0%	$11,265	35.0%	$8,280	35.0%
Changes due to state income
tax, net of federal tax benefit	2,365	7.0%	2,268	7.0%	1,680	7.1%
Change in valuation allowance	-	0.0%	-	0.0%	-	0.0%
Other	(289)	-0.8%	(257)	-0.8%	(291)	-1.2%
Total	$13,825	41.2%	$13,276	41.2%	$9,669	40.9%

Our deferred tax assets and liabilities are composed of the following tax-affected cumulative timing differences:

(Dollars in Thousands)	December 31,
	2006	2005
Deferred Tax Assets
Reserve for loan losses	$7,382	$5,730
Deferred compensation	1,979	1,468
Non-deductible reserves	1,767	1,307
Net operating loss	1,030	838
Deferred income	1,946	-
Fixed assets	36	(385)
Other assets and liabilities	2,310	1,505
Other unrealized loss on securities	2,753	3,718
	19,203	14,181
Deferred Tax Liabilities
Other assets and liabilities	(1,393)	(829)
Deferred costs	(2,335)	(1,706)
	(3,728)	(2,535)
Net Deferred Tax Assets	$15,475	$11,646

We believe it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.

In conjunction with the acquisition of Rancho Bank in July 2006, we have a net operating loss available for carry forward for state income tax purposes which we will utilize through 2009. During 2006, we utilized $1.0 million of the net operating loss, and as of December 31, 2006, the net operating loss available for carry forward amounted to $2.5 million.

We also have net operating losses available for carry forward for federal and state income tax purposes relating to the acquisition of Southland Business Bank in July 2003 which we will utilize through 2021 and 2013, respectively. As of December 31, 2006, the federal and state net operating losses available for carry forward amounted to $2.0 million and $1.0 million, respectively.

Due to the “ownership change” as defined under Internal Revenue Code Section 382, our net operating losses are subject to limitation, which amounts to $2.4 million for the Rancho Bank acquisition and approximately $139,000 per year for the Southland Business Bank acquisition.

Under Section 382, which has been adopted under California law, if, during any three-year period there is more than a 50 percent change in the ownership, then the future use of any pre-change net operating losses or built-in losses are subject to an annual percentage limitation based on the value at the ownership change date.

Note #14 - Commitments and Contingencies

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Our exposure to credit losses in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2006 and 2005, the amounts of our undisbursed loan funds were $684.8 million and $595.3 million, respectively, and obligations under standby and commercial letters of credit were $10.5 million and $5.0 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral which we obtain, if deemed necessary upon extension of credit, is based on our credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments which we issue to guarantee the performance of a customer to a third party. Commercial letters of credit are conditional commitments which we issue to facilitate trade or commerce. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

In the normal course of business, we are subject to legal actions and complaints. At December 31, 2006, we are not aware of any material pending legal action or complaint asserted against us.

Note #15 - Share Based Compensation Plans

Incentive Stock Plans
In conjunction with the 2006 Proxy Statement on Form DEF 14A filed with the SEC on April 17, 2006, our Board of Directors and shareholders approved the 2006 Incentive Stock Plan (the “2006 Plan”), which offers stock options, restricted stock and stock appreciation rights to attract, retain, and motivate employees, directors and officers. The 2006 Plan authorized 1.0 million shares to be granted as share-based awards. The 2006 Plan grants awards to recipients at a purchase price equal to the fair market value of our common stock on the date of grant. The awards will vest and become exercisable at a rate specified by the Board of Directors. Unexercised awards expire on the tenth anniversary of the award grant, unless otherwise specified by the Board of Directors. As of December 31, 2006, we have granted 50,000 stock options under the 2006 Plan, all of which are unvested and unexercised.

As of December 31, 2006, we also have 320,077 outstanding stock options under the 1997 Incentive Stock Option Plan (the “1997 Plan”), all of which are exercisable. The 1997 Plan authorized a total of 882,000 shares of our unissued common stock to be granted to our employees and directors. Options vest at a rate which was determined by the Board of Directors. Options granted expire on such date as the Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.

Restricted Stock Plans
We adopted Restricted Stock Plans in 2002, 2003, 2004 and 2005, pursuant to which we may grant restricted share awards to key employees and directors. As of December 31, 2006, an aggregate of 1,255,334 shares remain available for issuance under the Restricted Stock Plans. During 2006, 2005, and 2004, 102,087, 95,033 and 45,030 shares of restricted stock were granted, respectively, which generally cliff vest in four years. All share amounts have been adjusted to reflect the 5% stock dividend paid in January 2004 and the two-for-one stock split in August 2004. Our compensation expense is based upon the fair market value of the stock on the grant date and is recognized ratably over the vesting period. If a participant’s employment with us terminates for any reason other than death, disability or retirement, prior to the vesting of all or any portion of the award, the unvested award will generally be cancelled and the participant shall forfeit any rights or interests in and with respect to any such unvested award.

Note #16 - Share-Based Compensation

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

Stock Option Awards
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

Under the provisions of SFAS No. 123R, we began recognizing share-based compensation costs relating to stock option awards effective January 1, 2006 over the requisite service period of the award, which is generally the option vesting term. We measure the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We also use historical data to estimate stock option exercise and forfeiture rates within our valuation model. The expected life of the options granted is derived from the award’s vesting period and the award recipient’s exercise history, if applicable, and represents the period of time that we expect the options to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate at the time of the grant.

During the year ended December 31, 2006, we granted 50,000 stock options to our President and Chief Executive Officer, in conjunction with a revision to his employment contract, which was filed with the SEC on Form 8-K on October 5, 2006. The Compensation Committee of the Board of Directors consulted with compensation, legal, and accounting experts prior to constructing the terms of the award. There were no other stock option grants during the years ended December 31, 2006, 2005 and 2004. The assumptions in our stock option grant for the year ended December 31, 2006 were as follows:

Year ended
December 31, 2006
Dividend yield	1.45%
Expected life (in years)	3.25
Expected volatility	27.24%
Risk-free rate	4.69%
Weighted average grant date fair value of options granted	$5.00

Our Consolidated Statements of Income for the year ended December 31, 2006 included approximately $27,000 of share-based compensation expense, net of approximately $11,000 in taxes, relating to new and existing stock options as a result of adopting SFAS No. 123R. We expect to record compensation expense associated with our outstanding unvested awards according to the following schedule:

(Dollars in Thousands)

Year ended
December 31,	Compensation Costs
2007	$83
2008	$83
2009	$69

A summary of stock option activity under the 1997 Plan and 2006 Plan during the years ended December 31, 2006, 2005 and 2004 is presented below:

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2003	786,454	$4.06	8.16 years
Granted	-	-
Exercised	(214,329)	3.48
Forfeited or expired	-	-
Outstanding at December 31, 2004	572,125	$4.25	7.22 years	$16,111
Exercisable at December 31, 2004	478,376	$4.23	7.24 years	$13,481

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2004	572,125	$4.25	7.22 years
Granted	-	-
Exercised	(144,970)	5.57
Forfeited or expired	-	-
Outstanding at December 31, 2005	427,155	$3.84	6.15 years	$11,371
Exercisable at December 31, 2005	419,158	$3.84	6.17 years	$11,158

(Dollars in Thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	427,155	$3.84	6.15 years
Granted	50,000	22.11	3.83 years
Exercised	(107,078)	3.16
Forfeited or expired	-	-
Outstanding at December 31, 2006	370,077	$6.50	5.03 years	$6,114
Exercisable at December 31, 2006	320,077	$4.06	5.21 years	$6,069

A summary of the vesting of our stock options during the years ended December 31, 2006, 2005 and 2004 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2003	387,706	$4.86
Granted	-	-
Vested	(293,957)	5.72
Forfeited or expired	-	-
Nonvested at December 31, 2004	93,749	$2.15
Granted	-	-
Vested	(85,752)	2.20
Forfeited or expired	-	-
Nonvested at December 31, 2005	7,997	$1.62
Granted	50,000	5.00
Vested	(7,997)	1.62
Forfeited or expired	-	-
Nonvested at December 31, 2006	50,000	$5.00

The following table summarizes information about incentive stock options outstanding as of December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$1.36 - $2.27	66,151	4.13 Years	$1.74	66,151	$1.74
$2.95 - $4.08	227,676	5.37 Years	$3.80	227,676	$3.80
$7.62 - $13.33	26,250	6.56 Years	$12.19	26,250	$12.19
$22.11	50,000	3.83 Years	$22.11	-	$-
	370,077	5.03 Years	$6.50	320,077	$4.06

Restricted Share Awards
We grant restricted share awards periodically for the benefit of employees and directors. Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. We continued to record compensation expense relating to restricted share awards, which amounted to $1.0 million, $0.8 million, and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we have $3.5 million of non-vested restricted share awards, with a weighted average life to vest of 2.7 years, which are classified as “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the change during the year ended December 31, 2006 is presented in the table below:

		Weighted-Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2005	217,103	$18.84
Granted	102,087	26.50
Forfeited	(56,887)	25.10
Vested	(48,642)	6.99
Outstanding at December 31, 2006	213,661	$25.01

Note #17 - Employee Stock Ownership Plan

During April 2004, our Board of Directors approved the formation of a company-sponsored Employee Stock Ownership Plan (the “ESOP”) under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of our eligible full-time employees. This leveraged ESOP is funded by a loan, which is secured by the ESOP shares. The number of shares released is based on the principal pay down of the loan balance. The amount of shares allocated to each participant under the ESOP is based on the employee’s annual compensation. ESOP shares become fully vested to our employees upon the completion of five years of service. ESOP participants are entitled to receive distributions from the ESOP account generally upon termination of service, which includes retirement and death.

To fund the purchase of shares of our common stock in the open market, the ESOP Trust secured a loan in the amount of $7.0 million with a third party bank which we guaranteed. The ESOP loan, which bore a floating interest rate of 0.5% over the national prime rate, was scheduled to mature ten years after the date of initial advance. During the fourth quarter of 2004, the ESOP Trust refinanced the ESOP loan with a new note with the same terms through the Company and paid off the note with the third party bank, therefore eliminating the loan payable balance on our financial statements. We guarantee the outstanding balance of the ESOP loan, which is collateralized by the assets of the ESOP. We may elect to pay debt service or trustee fees with the dividends paid on the unallocated shares owned by the ESOP. Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid.

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity. We recognized $0.6 million and $0.7 million, respectively, of compensation expense for the release of ESOP shares for the years ended December 31, 2006 and 2005.

For purposes of EPS computations and in accordance with SOP 93-6, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. In December 2004 and 2005, the ESOP allocated 6,006 and 23,507 shares, respectively, to participants. During the year ended December 31, 2006, 3,489 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures resulted in a balance of 26,024 allocated shares. During 2006, the ESOP released 22,940 shares, respectively, in conjunction with paydowns of the ESOP loan, and in December 2006, 26,429 shares were allocated to participants.

As of December 31, 2006, 52,453 shares held by the ESOP had been allocated to participants. The 245,547 unallocated shares represented 2.4% of the total number of common shares outstanding at December 31, 2006. The fair value of unallocated ESOP shares as of December 31, 2006 was $5.7 million.

Note #18 - Registration Statements

On August 31, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits us to offer and sell up to $125.0 million of various debt or equity securities from time to time in one or more public offerings.

The terms of any such future offerings will be established at the time of each offering. We intend to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank.

On December 15, 2005, we filed a registration statement on Form S-8 with the SEC to register shares of our common stock issuable under the 2005 Restricted Share Plan, 2004 Restricted Share Plan and 2003 Restricted Share Plan.

Note #19 - Sale of Capital Stock in Private Placement

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors. The shares were offered through a prospectus supplement pursuant to our effective $125.0 million shelf registration statement. The transaction involved the sale of 1.2 million shares of our common stock at a purchase price of $26.50 per share. We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, partially fund the merger of Rancho Bank and for general corporate purposes. As of December 31, 2006, $93.2 million is available to be offered through our shelf registration statement.

In December 2004, we issued and sold 483,100 shares of our common stock to institutional investors through a private placement, which raised $14.0 million in additional capital, net of fees and expenses. We used the proceeds from this private placement to payoff the ESOP loan held by a third party bank, repay other debt, and for other general corporate purposes. We also granted the investors rights (“Rights”) to purchase an additional 120,775 shares of common stock for $31.05 per share. We filed a registration statement with the SEC to register all of the shares of common stock issued in the December 2004 private placement and the shares of common stock issuable upon exercise of the Rights. The registration statement was declared effective on February 4, 2005. The Rights had an expiration date of June 15, 2005, 90 trading days after the effective date of the registration statement. Prior to the expiration date of the Rights, all Rights were exercised, yielding proceeds of $3.5 million, net of fees and expenses.

During June 2004, we issued and sold 800,000 shares of our common stock to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses. We also granted the investors warrants (“Warrants”) to purchase up to 160,000 additional shares of common stock. The Warrants entitle the holders to exercise their Warrants and purchase shares of common stock for $25.00 per share (the “Exercise Price”) at any time through June 21, 2011 (the “Expiration Date”). The Warrants exercised prior to the Expiration Date can be settled on a “net share” basis, wherein investors receive common stock equal to the difference between the Exercise Price and the average closing sale price for the common shares over the five trading days immediately preceding the Exercise Date. At expiration, we may elect to settle the Warrants on a net share basis, provided certain conditions are satisfied. As of December 31, 2006, there have been no exercises of the Warrants and all Warrants issued remain outstanding. We down streamed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and we used the remaining proceeds for general corporate purposes.

The common stock, Warrants and Rights were initially offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the Securities Act.

We filed a registration statement with the SEC to register all of the shares of common stock issued in the June 2004 private placement and the shares of common stock issuable upon exercise of the Warrants. The registration statement was declared effective on August 3, 2004.

Note #20 - Perpetual Preferred Stock

On April 15, 2005, we issued 10,000 shares of Series C Preferred Stock through a private placement transaction with an institutional investor as part of a pooled transaction. The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses. The Series C Preferred Stock ranks senior to our common stock.

Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly. Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by our Board of Directors prior to the dividend payment date. The interest rate resets quarterly and the effective rate as of December 31, 2006 was 9.17%. We declared $0.9 million and $0.5 million in Series C Preferred Stock cash dividends in 2006 and 2005, respectively.

The Series C Preferred Stock is not convertible into common stock and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

Note #21 - Dividends and Stock Splits

We initiated a cash dividend program in 2003 through which we paid $0.08 per common share each quarter of 2006. We paid $0.05, $0.06, $0.07 and $0.08 cash dividend per common share in February 2005, May 2005, September 2005 and December 2005, respectively, and $0.02, $0.03, $0.03, and $0.04 cash dividend per common share in February 2004, May 2004, August 2004, and November 2004, respectively. The total amount of cash dividends on common stock paid during the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $2.4 million and $0.9 million, respectively.

On July 21, 2004, we declared a two-for-one stock split, to be effected in the form of a stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of August 20, 2004. The additional shares were distributed on August 30, 2004. All share and per share data has been retroactively adjusted to reflect these stock dividends.

Note #22 - Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2006, that we meet all capital adequacy requirements to which we are subject.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth our actual regulatory capital amounts and ratios:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.00%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.00%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.00%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.00%	N/A	N/A

As of December 31, 2005
Total capital to risk-weighted assets:
Bank	$211,871	13.13%	$129,100	8.00%	$161,400	10.00%
Consolidated	$218,894	13.52%	$129,500	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$196,762	12.20%	$64,500	4.00%	$96,800	6.00%
Consolidated	$139,715	8.63%	$64,800	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$196,762	11.70%	$67,300	4.00%	$84,100	5.00%
Consolidated	$139,715	8.26%	$67,700	4.00%	N/A	N/A

For regulatory purposes, we consider the proceeds from the issuance of trust preferred securities by the Trusts to be Tier 1 capital, subject to percentage limitations. However, as a result of the issuance of FIN 46 and FIN 46(R), the Trusts are not consolidated in our financial statements. We secure the proceeds from the issuance of the trust preferred securities by the Trusts through the issuance of subordinated debt to the Trusts. The FRB has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier 1 capital.

Note #23 - Employee and Director Benefit Plans

A. Deferred Compensation Plan

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date. The plan provides for payments commencing upon retirement, death, participant termination or plan termination. The plan also permits hardship withdrawals. Participants immediately have a fully vested right to benefits attributable to deferrals and our contributions made under this plan. We make matching contributions of participants’ deferrals of 25% to 100% to a maximum of 10% of the participant’s pre-tax annual base salary. Our contribution, in the aggregate, for all participants will not exceed 4% of compensation of all of our employees. The deferred compensation expense was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

B. Defined Contribution Plan

We have a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees. Employees may contribute up to 100% of their compensation with a maximum of $15,000 for 2006. We have a catch-up provision, which allows an additional annual employee contribution of $5,000 for any eligible employee who is at least 50 years old. Our contribution to the plan is based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation. Our matching contribution becomes vested immediately. Our expense relating to this plan was $0.4 million, $0.4 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

C. Directors’ Deferred Compensation Plan

We have a Directors’ Deferred Compensation Plan which allows directors to defer board of directors’ fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, or disability. We are under no obligation to make matching contributions to the plan. During each of the years ended December 31, 2006, 2005 and 2004, $0.3 million, $0.2 million, and $0.2 million, respectively, (inclusive of deferred board fees and interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year) was expensed for this plan.

D. Supplemental Executive Retirement Plan

We have a supplemental executive retirement plan, which will provide retirement benefits for our former chief executive officer and some former Rancho Bank executives. The benefits to be paid to our former chief executive officer amount to $75,000 per year for 15 years, and commenced in 2003. Benefits to be paid to the former Rancho Bank executives will commence upon their retirement. Benefits under this plan are fully vested upon participation. During each of the years ended December 31, 2006, 2005 and 2004, $0.1 million was expensed for this plan.

Note # 24 - Stock Repurchase Program

In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million. In each of December 2003, January 2005 and May 2005, we approved increases in our stock repurchase program of $5.0 million, and in October 2005, we announced an additional $20.0 million increase to the program, for a total of $37.0 million. Under the stock repurchase program, we have been acquiring our common stock in the open market. The shares we repurchase under the stock repurchase program are held as treasury shares or are granted to employees as restricted shares under our restricted share plans. Our stock repurchase program does not have an expiration date. During the year ended December 31, 2006, 45,250 shares were repurchased under our restricted share plans and 102,671 shares were repurchased as treasury stock. As of December 31, 2006, we had $10.9 million remaining for the repurchase of common stock shares under the stock repurchase program.

Note #25 - Restriction on Subsidiary Transactions

The Bank is subject to certain OCC regulations governing banks and federal laws which limit the Bank’s ability to provide funds to the Company as cash dividends. The Bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total net income for that year combined with the retained net income for the two proceeding years. Under this regulatory requirement, the Bank was eligible in 2006 to pay $68.4 million in dividends. The Bank paid $15.0 million in dividends to the Company in 2006, $11.0 million in 2005 and $4.0 million in 2004.

Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. Under this regulatory requirement, the Bank was eligible in 2006 to extend credit in the amount of $57.1 million to its affiliates.

At December 31, 2006, the maximum combined amount of funds available from these two sources amounted to approximately $110.5 million or 38.7% of the Bank’s stockholders’ equity.

Note #26 - Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2006, 2005 and 2004:

(Dollars in Thousands)	2006	2005	2004
Other non-interest expense:
Data processing	$1,064	$819	$740
Marketing	1,253	1,103	855
Professional services	2,766	1,342	1,309
Office supplies, postage and telephone	2,097	1,577	1,423
Insurance and assessments	905	793	558
Administrative	602	535	507
Business development	2,216	1,785	1,103
Other	2,103	1,724	1,905
Total other non-interest expense	$13,006	$9,678	$8,400

Note #27 - Income per Common and Common Equivalent Share

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS. All share and per share data has been adjusted to reflect the two-for-one stock split in August 2004 and the 5% stock dividend paid in January 2004.

(Dollars in Thousands)	2006		2005		2004
	Income	Shares	Income	Shares	Income	Shares
Net income, as reported	$19,745		$18,911		$13,987
Less: Preferred stock dividends declared	(900)		(540)		(702)
Less: Excess cost to redeem preferred stock	-		-		(71)
Shares outstanding at year-end		10,418,436		9,427,690		9,581,941
Unreleased and unallocated ESOP shares		(245,547)		(268,487)		(291,994)
Impact of weighting shares
issued during the year		(502,471)		152,049		(1,597,890)
Used in basic EPS	18,845	9,670,418	18,371	9,311,252	13,214	7,692,057
Add: Anti-dilutive effects of Series B
convertible preferred stock dividends	-		-		634
Add: Anti-dilutive effects of Series B
convertible preferred stock redemption	-		-		20
Dilutive effect of outstanding
stock options and warrants		326,702		433,222		1,237,703
Used in diluted EPS	$18,845	9,997,120	$18,371	9,744,474	$13,868	8,929,760

Note #28 - Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, our underlying value is not represented in the aggregate fair value amounts presented.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2006 and 2005, respectively. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

(Dollars in Thousands)	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$35,129	$35,129	$28,630	$28,630
Investment securities	213,200	213,200	248,694	248,694
FHLB and other stock	15,693	15,693	19,155	19,155
Loans, net of unearned income	1,902,244	1,896,692	1,373,099	1,368,773
Accrued interest receivable	11,577	11,577	8,276	8,276

Liabilities
Non-interest bearing deposits	$293,572	$211,511	$154,664	$107,909
Interest bearing deposits	1,513,496	1,496,526	1,122,348	1,103,199
FHLB advances	126,000	125,827	214,000	214,792
Other borrowings	40,000	40,008	10,000	10,022
Subordinated debentures	5,000	5,000	5,000	5,075
Junior subordinated debentures	115,470	116,968	96,913	98,350
Accrued interest payable	4,121	4,121	2,662	2,662

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$695,341	$6,953	$600,295	$6,003

We used the following methods and assumptions in estimating fair value disclosures:

•	Cash and Cash Equivalents

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

The fair values for money market demand deposits and certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value. The fair values of the non-maturity deposits were calculated by discounting the implicit maturity buckets at different points along the FHLB yield curve.

•	FHLB Advances

The fair value of the FHLB advances was determined by discounting cash flows at current market interest rates. Putable advances were assumed to be put on the first put date.

•	Junior Subordinated Debentures and Subordinated Debt

The fair values of junior subordinated debentures and subordinated debt were estimated by discounting each balance by the current 3-month LIBOR rate plus the current market spread. The fair value of junior subordinated debentures were determined assuming that we will call them on their next callable date.

•	Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #29 - Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2006	2005	2004
Assets
Cash and cash equivalents	$12,822	$12,716	$11,072
Investment in subsidiary	285,748	191,961	145,524
Prepaid expenses	2,236	2,360	2,287
Other assets	5,637	7,526	3,997
Total Assets	$306,443	$214,563	$162,880

Liabilities
Accrued interest and other liabilities	$2,913	$2,665	$1,514
Debt payable	40,000	10,000	-
Subordinated debentures	5,000	5,000	5,000
Junior subordinated debentures	115,470	96,913	71,139
Total Liabilities	163,383	114,578	77,653

Stockholders' Equity
Preferred stock	9,665	9,665	-
Common stock	109,458	78,832	74,032
Additional paid-in capital	2,149	4,443	3,772
Retained earnings	52,105	36,454	20,513
Unallocated ESOP shares	(5,765)	(6,304)	(6,856)
Accumulated other comprehensive income	(3,913)	(5,245)	(2,738)
Treasury stock	(20,639)	(17,860)	(3,496)
Total Stockholders' Equity	143,060	99,985	85,227
Total Liabilities and Stockholders' Equity	$306,443	$214,563	$162,880

Condensed Statements of Income

(Dollars in thousands)	For the years ended December 31,
	2006	2005	2004
Income
Other income	$253	$159	$76
Total Income	253	159	76

Expenses
Interest expense	10,013	5,709	3,304
Salaries and benefits	2,441	2,111	706
Other	1,242	1,132	1,189
Allocated income tax benefit	(5,733)	(3,760)	(2,131)
Total Expenses	7,963	5,192	3,068

Loss Before Equity in Undistributed
Income of Subsidiary	(7,710)	(5,033)	(2,992)

Equity in Undistributed Income of Subsidiary	27,455	23,944	16,979
Net Income	$19,745	$18,911	$13,987

Condensed Statements of Cash Flows

(Dollars in thousands)	For the years ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net Income	$19,745	$18,911	$13,987
Adjustments to Reconcile Net Income
to Net Cash Used In Operating Activities
Restricted stock amortization	962	814	324
Share based compensation expense	27	-	-
Increase in other assets	(564)	(3,642)	(2,227)
Allocation of ESOP shares	647	724	133
Undistributed earnings of subsidiary	(27,455)	(23,944)	(16,979)
Increase in other liabilities	215	951	507
Net Cash Used In Operating Activities	(6,423)	(6,186)	(4,255)

Cash Flows From Investing Activities
Investment in subsidiary	(80,000)	(36,000)	(49,000)
Dividends received from subsidiary	15,000	11,000	4,000
Net Cash Used In Investing Activities	(65,000)	(25,000)	(45,000)

Cash Flows From Financing Activities
Proceeds from issuance of junior subordinated debentures	18,000	25,000	32,000
Proceeds from issuance of common stock	30,287	-	29,200
Increase in other borrowings	30,000	10,000	-
Redemption and conversion of preferred stock	-	-	(2,579)
Purchase of common stock to pre-fund ESOP	-	-	(6,997)
Proceeds from issuance of preferred stock	-	9,665	-
Purchase of treasury stock	(2,779)	(14,364)	(1,612)
Tax benefit from exercise of non-qualified
stock options	1,053	499	473
Purchase of restricted stock	(1,310)	-	-
Cash dividends paid	(4,061)	(2,770)	(1,640)
Cash paid in lieu of fractional shares	-	-	(15)
Proceeds from exercise of additional investment rights	-	3,530	-
Proceeds from exercise of warrants	-	463	1,007
Proceeds from exercise of stock options	339	807	745
Net Cash Provided By Financing Activities	71,529	32,830	50,582

Net Increase in Cash and Cash Equivalents	106	1,644	1,327

Cash and Cash Equivalents, Beginning of Year	12,716	11,072	9,745

Cash and Cash Equivalents, End of Year	$12,822	$12,716	$11,072

Supplemental Information
Conversion of Series B preferred stock	$-	$-	$26,491

Note #30 - Subsequent Events

On February 8, 2007, we established an LPO in Santa Clara county, which is within the Silicon Valley region of Northern California. This LPO will focus on our luxury home construction lending specialty and is part of our continued strategic initiative of building upon the existing franchise in order to broaden the reach of our product lines and expand the markets which we serve.

SELECTED QUARTERLY FINANCIAL DATA

	For the Year Ended December 31, 2006
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$34,247	$38,294	$40,926	$44,853	$158,320
Interest expense	15,496	17,948	19,733	22,053	75,230
Net interest income	18,751	20,346	21,193	22,800	83,090
Provision for loan losses	(1,200)	(700)	(1,175)	(1,050)	(4,125)
Net interest income after provision for
loan losses	17,551	19,646	20,018	21,750	78,965
Non-interest income	931	1,797	1,360	1,534	5,622
Non-interest expense	11,349	12,146	13,510	14,012	51,017
Income before income taxes	7,133	9,297	7,868	9,272	33,570
Income tax provision	2,972	3,857	3,214	3,782	13,825
Net income	$4,161	$5,440	$4,654	$5,490	$19,745
Net income per common share:
Basic	$0.45	$0.54	$0.44	$0.52	$1.95
Fully diluted	$0.43	$0.52	$0.42	$0.51	$1.89

	For the Year Ended December 31, 2005
(Dollars in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$22,694	$26,058	$29,806	$32,301	$110,859
Interest expense	7,692	9,950	12,170	13,533	$43,345
Net interest income	15,002	16,108	17,636	18,768	67,514
Provision for loan losses	-	(705)	(481)	(700)	(1,886)
Net interest income after provision for
loan losses	15,002	15,403	17,155	18,068	65,628
Non-interest income	1,113	1,325	1,744	1,123	5,305
Non-interest expense	8,521	8,551	9,826	11,848	38,746
Income before income taxes	7,594	8,177	9,073	7,343	32,187
Income tax provision	3,177	3,419	3,794	2,886	13,276
Net income	$4,417	$4,758	$5,279	$4,457	$18,911
Net income per common share:
Basic	$0.47	$0.50	$0.54	$0.46	$1.97
Fully diluted	$0.45	$0.48	$0.52	$0.44	$1.89

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 23, 2006, our independent certifying accountant, Vavrinek, Trine, Day & Co., LLP ("VTD"), notified our Audit Committee of the Board of Directors that it declined to stand for reelection as our independent certifying accountant effective immediately.

VTD's reports on our consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  VTD's reports on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for the two most recent fiscal years and through the date hereof, there were no disagreements between us and VTD on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to VTD's satisfaction, would have caused VTD to make reference to the matter in its reports.  During the two most recent fiscal years and through the date hereof, there have been no "reportable events" as defined in Regulation S-K, Item 304(a)(1)(v).

On March 28, 2006, our Audit Committee of the Board of Directors engaged KPMG LLP ("KPMG") as our independent certifying accountant for the fiscal year ending December 31, 2006.  Our shareholders ratified and confirmed the engagement of KPMG as our independent certifying accountant at our annual meeting on May 24, 2006.

During the fiscal years ended December 31, 2005 and 2004 and through March 28, 2006, neither us nor anyone on our behalf consulted with KPMG with respect to our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. Our management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vineyard National Bancorp

We have audited management's assessment that Vineyard National Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Vineyard National Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Vineyard National Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vineyard National Bancorp (and Subsidiary) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion of those consolidated financial statements.

KPMG LLP
March 7, 2007

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers and Corporate Governance

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation - Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

We have adopted a Code of Ethics that applies to our executive officers. A copy of the Code of Ethics is filed as an exhibit with this Report.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

(1)  The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Reports.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (16)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (6)
3.2	Bylaws of Vineyard National Bancorp (1)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (2)
4.1	Registration Rights Agreement (8)
4.2	Form of Warrant to Purchase Shares of Common Stock (3)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (6)
4.4	Additional Investment Right (11)
4.5	Registration Rights Agreement (11)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (6)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (6)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (6)*
10.4	Form of Vineyard National Bancorp 1997 Incentive Stock Option Plan Notice of Stock Option Grant*
10.5	Vineyard National Bancorp 2006 Incentive Stock Plan (18)*
10.6	Form of 2006 Incentive Stock Plan Award Agreement *
10.7	Vineyard National Bancorp 2002 Restricted Share Plan (6)*
10.8	Form of 2002 Restricted Share Award Agreement (13)*
10.9	Vineyard National Bancorp 2003 Restricted Share Plan (11)*
10.10	Form of 2003 Restricted Share Award Agreement (13)*
10.11	Vineyard National Bancorp 2004 Restricted Share Plan (9)*
10.12	Form of 2004 Restricted Share Award Agreement (13)*
10.13	Vineyard National Bancorp 2005 Restricted Share Plan (14)*
10.14	Form of 2005 Restricted Share Award Agreement (15)*
10.15	Employment Agreement among Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (5)*
10.16	Amendment to Employment Agreement among Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (17)*
10.17	Form of Change of Control Agreement (19)*
10.18	Loan Agreement between Vineyard National Bancorp and First Tennessee Bank National Association (20)*

10.19
Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033 (6)

10.20
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001 (6)

10.21	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001 (6)
10.22	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II (6)
10.23	Guarantee Agreement, dated as of December 19, 2002 (6)
10.24
Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017 (6)

10.25
Indenture dated as of September 25, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2033 (4)

10.26	Amended and Restated Declaration of Trust, dated as of September 25, 2003, of Vineyard Statutory Trust III (4)
10.27	Guarantee Agreement, dated as of September 25, 2003 (4)
10.28
Indenture dated as of December 19, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (10)

10.29	Amended and Restated Declaration of Trust, dated as of December 19, 2003, of Vineyard Statutory Trust IV (10)
10.30	Guarantee Agreement, dated as of December 19, 2003 (10)
10.31	Indenture dated as of March 25, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)
10.32	Amended and Restated Declaration of Trust, dated as of March 25, 2004, of Vineyard Statutory Trust V (13)
10.33	Guarantee Agreement, dated as of March 25, 2004 (13)
10.34	Indenture dated as of May 18, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)
10.35	Amended and Restated Declaration of Trust, dated as of May 18, 2004, of Vineyard Statutory Trust VI (13)
10.36	Guarantee Agreement, dated as of May 18, 2004 (13)
10.37
Indenture dated as of December 22, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (13)

10.38	Amended and Restated Declaration of Trust, dated as of December 22, 2004, of Vineyard Statutory Trust VII (13)
10.39	Guarantee Agreement, dated as of December 22, 2004 (13)
10.40	Indenture dated as of April 15, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035 (21)
10.41	Amended and Restated Declaration of Trust, dated as of April 15, 2005, of Vineyard Statutory Trust VIII (21)
10.42	Guarantee Agreement, dated as of April 15, 2005 (21)
10.43
Indenture dated as of August 19, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035 (21)

10.44	Amended and Restated Declaration of Trust, dated as of August 19, 2005, of Vineyard Statutory Trust IX (21)
10.45	Guarantee Agreement, dated as of August 19, 2005 (21)
10.46	Indenture dated as of May 16, 2006, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2036
10.47	Amended and Restated Declaration of Trust, dated as of May 16, 2006, of Vineyard Statutory Trust XI

10.48	Guarantee Agreement, dated as of May 16, 2006
11	Statement regarding computation of per share earnings. See Note 26 to the Consolidated Financial Statements included in Item 8 hereof
14	Code of Ethics (10)
21	Subsidiary of the Registrant (See “Business” in Item 1 hereof for the required information)
23.1	Consent of KPMG LLP
23.2	Consent of Vavrinek, Trine, Day and Company LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
___________________

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the SEC on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the SEC.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the SEC on November 25, 2002.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed by the Registrant with the SEC on November 7, 2003.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the SEC on March 30, 2001.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the SEC on March 28, 2003.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the SEC on July 30, 2003.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 21, 2004.

(9)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant with the SEC on March 22, 2004.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed by the Registrant with the SEC on November 10, 2004.

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 10, 2004.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Registrant with the SEC on March 10, 2005.

(14)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the SEC on April 18, 2005.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed by the Registrant with the SEC on November 4, 2005.

(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 20, 2006.

(17)         Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 5, 2006.

(18)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 24, 2006 filed with the SEC on April 17, 2006.

(19)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 17, 2006.

(20)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed by the Registrant with the SEC on August 4, 2006

(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Registrant with the SEC on March 14, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereto duly authorized on this 7th day of March, 2007.

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

NAME	TITLE	DATE

/s/ Norman A. Morales		March 7, 2007
Norman A. Morales	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James G. LeSieur III		March 7, 2007
James G. LeSieur III	Chairman of the Board

/s/ Charles L. Keagle		March 7, 2007
Charles L. Keagle	Director

/s/ Frank S. Alvarez
Frank S. Alvarez	Director	March 7, 2007

/s/ Joel H. Ravitz
Joel H. Ravitz	Director	March 7, 2007

/s/Robb D. Quincey
Robb D. Quincey	Director	March 7, 2007
March 7, 2007

/s/ David A. Buxbaum
David A. Buxbaum	Director

/s/ Gordon Fong
Gordon Fong	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2007