Form 10-Q
period 2007-03-31
VINEYARD NATIONAL BANCORP
filed 2007-05-07
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's common stock on the latest practicable date: 10,397,244 shares of common stock as of May 1, 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2007 AND 2006,
AND DECEMBER 31, 2006

PART I
ITEM I. FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(unaudited)

(Dollars in Thousands)	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$37,724	$35,129
Investment securities	212,438	217,907
Loans, net of unearned income	1,996,760	1,902,244
Less: Allowance for loan losses	(20,827)	(19,689)
Net Loans	1,975,933	1,882,555
Bank premises and equipment, net	19,642	20,402
Accrued interest	11,762	11,577
Federal Home Loan Bank ("FHLB") and other stock, at cost	20,066	15,693
Deferred income tax asset	15,059	15,475
Goodwill and other intangibles	43,890	44,198
Other assets	15,157	14,803
TOTAL ASSETS	$2,351,671	$2,257,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$287,866	$292,917
Interest-bearing	1,479,866	1,513,496
Total Deposits	1,767,732	1,806,413

FHLB advances	244,000	126,000
Other borrowings	45,400	40,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	26,762	21,796
TOTAL LIABILITIES	2,204,364	2,114,679

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2007 and 2006, respectively	9,665	9,665
Common stock - no par value, authorized 50,000,000 shares;
issued 11,076,119 and 11,140,395 shares
in 2007 and 2006, respectively	109,458	109,458
Additional paid-in capital	155	2,149
Retained earnings	56,534	52,105
Unallocated ESOP shares	(5,629)	(5,765)
Accumulated other comprehensive loss, net of income taxes	(3,480)	(3,913)
Treasury stock, 678,875 and 721,959 shares, at cost
in 2007 and 2006, respectively	(19,396)	(20,639)
TOTAL STOCKHOLDERS' EQUITY	147,307	143,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,351,671	$2,257,739

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

(Dollars in Thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
Interest Income
Interest and fees on loans	$42,211	$31,175
Interest on investment securities	2,938	3,072
TOTAL INTEREST INCOME	45,149	34,247

Interest Expense
Interest on savings deposits (1)	6,539	3,789
Interest on time deposits in denominations of $100,000 or more	6,393	3,780
Interest on other time deposits	4,141	2,947
Interest on FHLB advances and other borrowings	5,583	4,980
TOTAL INTEREST EXPENSE	22,656	15,496
NET INTEREST INCOME	22,493	18,751

Provision for Loan Losses	(1,200)	(1,200)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	21,293	17,551

Other Income
Fees and service charges	483	277
Gain on sale of SBA loans and SBA broker fee income	600	544
Other income	119	110
TOTAL OTHER INCOME	1,202	931

Other Expense
Salaries and employee benefits	7,594	6,501
Occupancy expense of premises	1,379	1,125
Furniture and equipment	1,079	993
Other	3,075	2,730
TOTAL OTHER EXPENSES	13,127	11,349
INCOME BEFORE INCOME TAXES	9,368	7,133
INCOME TAX PROVISION	3,859	2,972
NET INCOME	$5,509	$4,161

EARNINGS PER SHARE
BASIC	$0.52	$0.45
DILUTED	$0.51	$0.43

CASH DIVIDENDS DECLARED PER SHARE	$0.08	$0.08
CASH DIVIDENDS PAID PER SHARE	$0.08	$0.08

See accompanying notes to financial statements.
__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2005	$9,665	10,046,978	$78,832	$4,443		$36,454	$(6,304)	$(5,245)	(619,288)	$(17,860)	$99,985

Exercise of stock options		47,549	183								183
Purchase of treasury stock									(43,000)	(1,269)	(1,269)
Purchase of restricted stock				(919)							(919)
Reclassification of restricted stock awards				(2,821)							(2,821)
Share-based compensation expense				13							13
Release of ESOP shares				36			135				171
Cash dividends declared on
preferred stock						(208)					(208)
Cash dividends declared on
common stock						(756)					(756)
Comprehensive income
Net Income					$4,161	4,161					4,161
Unrealized security holding
losses (net of $705
tax benefit)					(974)			(974)			(974)
Total comprehensive income					$3,187
Balance at March 31, 2006	$9,665	10,094,527	$79,015	$752		$39,651	$(6,169)	$(6,219)	(662,288)	$(19,129)	$97,566

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2006	$9,665	11,140,395	$109,458	$2,149		$52,105	$(5,765)	$(3,913)	(721,959)	$(20,639)	$143,060

Restricted shares surrendered to treasury									(3,283)	(83)	(83)
Transfer of treasury stock to restricted stock		(46,367)		(1,326)					46,367	1,326	-
Purchase of restricted stock		(35,000)		(858)							(858)
Vesting of restricted stock		17,091									-
Amortization of restricted stock				171							171
Share-based compensation expense				24							24
Release of ESOP shares				(5)			136				131
Cash dividends declared on preferred
stock						(229)					(229)
Cash dividends declared on common
stock						(851)					(851)
Comprehensive income
Net Income					$5,509	5,509					5,509
Unrealized security holding
gains (net of $314
tax provision)					433			433			433
Total comprehensive income					$5,942
Balance at March 31, 2007	$9,665	11,076,119	$109,458	$155		$56,534	$(5,629)	$(3,480)	(678,875)	$(19,396)	$147,307

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net Income	$5,509	$4,161
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	1,479	1,507
Provision for credit losses	800	1,210
FHLB stock dividends	(116)	(220)
Share-based compensation	24	13
Release of ESOP shares	131	171
Decrease in deferred tax assets	102	84
Increase in taxes payable	3,859	2,059
Increase in other assets	(647)	(1,200)
Gain on sale of property, plant, and equipment	-	(4)
Origination and purchase of held-for-sale loans,
net of principal payments	(7,183)	-
Gain on sale of loans	(139)	(207)
(Decrease)/increase in unearned loan fees	(482)	55
Increase in interest receivable	(185)	(538)
Increase/(decrease) in interest payable	145	(234)
Increase in accrued expense and other liabilities	1,367	6,331
Total Adjustment	(845)	9,027
Net Cash Provided By Operating Activities	4,664	13,188

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	6,464	8,922
Purchase of FHLB & other stock	(4,257)	(2,914)
Redemption of FHLB stock	-	6,120
Recoveries on loans previously written off	15	47
Origination and purchase of loans, net of principal payments	(95,244)	(149,967)
Proceeds from sale of loans	8,455	3,696
Proceeds from sale of property, plant, and equipment	-	4
Capital expenditures	(195)	(1,038)
Net Cash Used In Investing Activities	(84,762)	(135,130)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(continued)

(Dollars in Thousands)
	2007	2006
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts,
savings accounts, and money market deposits	$50,487	$61,344
Net (decrease)/increase in certificates of deposits	(89,168)	42,729
Net increase in FHLB advances	118,000	35,000
Increase in other borrowings	5,400	-
Purchase of treasury stock	(83)	(1,269)
Purchase of restricted stock	(858)	(919)
Dividends paid on preferred stock	(234)	(201)
Dividends paid on common stock	(851)	(756)
Proceeds from exercise of stock options	-	183
Net Cash Provided By Financing Activities	82,693	136,111

Net Increase in Cash and Cash Equivalents	2,595	14,169

Cash and Cash Equivalents, Beginning of year	35,129	28,630

Cash and Cash Equivalents, End of period	$37,724	$42,799

Supplemental Information
Net change in unrealized loss on investment securities	$(747)	$1,679
Interest paid	$22,511	$15,730
Income tax paid	$-	$-

See accompanying notes to financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to in this report as “we”, “our”, “us”, or “the Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California. The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as five loan production offices (“LPOs”) in Monterey, Orange, San Diego, Santa Clara and Ventura counties of California.

We are dedicated to relationship banking and the success of our customers. We are primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds and capital, to originate loans. We focus on serving the needs of commercial businesses, single-family residential developers and builders, individuals, commercial real estate developers and investors, non-profit organizations, and other local private and public organizations. We have experienced substantial organic, or internal, growth in recent years through the expansion of our deposit franchise in order to fund our growth in loan originations. We have also experienced growth as a result of our merger with Rancho Bank in July 2006, through which we acquired $116.7 million in net loans and assumed $198.2 million in deposits.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our consolidated financial position at March 31, 2007 and December 31, 2006, the results of operations for each of the three months ended March 31, 2007 and 2006, and changes in stockholders’ equity and comprehensive income and results of cash flows for each of the three months ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our 2006 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 7, 2007. Our results of operations for the three months ended March 31, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

Investment Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; and debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Gains or losses on sales of investment securities are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

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

While we use available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans and foreclosed real estate. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Reclassifications

We have made certain reclassifications to the prior year financial statements to conform to current year presentation.

Note #2 - Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities which the company has chosen to measure at fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact this statement will have on our statements of financial condition and operating results.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes in a company’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not believe that we have any uncertain tax positions, and we therefore do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

Note #3 - Share-Based Compensation

Stock Option Awards

On January 1, 2006, we adopted the provisions of SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”) and the SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to January 1, 2006, we accounted for share-based awards under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), which resulted in compensation expense recorded only for restricted share awards.

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

Under the provisions of SFAS No. 123R, we recognize share-based compensation costs relating to stock option awards over the requisite service period of the award, which is generally the option vesting term. We measure the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We also use historical data to estimate stock option exercise and forfeiture rates within our valuation model. The expected life of the options granted is derived from the award’s vesting period and the award recipient’s exercise history, if applicable, and represents the period of time that we expect the options to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate at the time of the grant.

On March 19, 2007, we granted 50,000 stock option awards to our President and Chief Executive Officer, in accordance with the terms of his employment contract. The Compensation Committee of the Board of Directors consulted with compensation, legal, and accounting experts prior to constructing the terms of the award. There were no stock options granted during the three months ended March 31, 2006. The assumptions relating to the stock option grant occurring in the three months ended March 31, 2007 were as follows:

Three months ended
March 31, 2007
Dividend yield	1.42%
Expected life (in years)	3.25
Expected volatility	27.14%
Risk-free rate	4.48%
Weighted average fair value of options granted	$5.03

Our Consolidated Statement of Income for the three months ended March 31, 2007 and 2006 included approximately $24,000 and $13,000, respectively, of share-based compensation expense relating to new and existing stock options as a result of adopting SFAS No. 123R. We expect to record compensation expense associated with our outstanding unvested stock options according to the following schedule:

(Dollars in Thousands)

Year ended
December 31,	Compensation Costs
2007	$149
2008	$167
2009	$153

We have outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”) and the 2006 Incentive Stock Plan (the “2006 Plan”). The 1997 Plan will expire in November 2007, after which shares may no longer be granted from this plan. However, remaining unexercised shares previously granted from the 1997 Plan will not expire until the ten year anniversary of their grant date. The 2006 Plan, which provides for the grant of stock options, restricted stock and stock appreciation rights, authorized 1.0 million shares to be granted as share-based awards.

A summary of stock option activity under the 1997 Plan and 2006 Plan during the three months ended March 31, 2007 is presented below:

(Dollars in Thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	370,077	$6.50	5.03 years
Granted	50,000	22.51	4.00 years
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2007	420,077	$8.41	4.68 years	$6,146
Exercisable at March 31, 2007	320,077	$4.06	4.96 years	$6,075

A summary of stock option activity under the 1997 Plan and 2006 Plan during the three months ended March 31, 2006 is presented below:

(Dollars in Thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	427,155	$3.84	6.15 years
Granted	-
Exercised	(47,549)	3.84
Forfeited or expired	-
Outstanding at March 31, 2006	379,606	$3.84	5.90 years	$9,521
Exercisable at March 31, 2006	379,606	$3.84	5.90 years	$9,521

As of March 31, 2007, there were 100,000 unvested stock options outstanding. A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2006	50,000	$5.00
Granted	50,000	5.03
Vested	-	-
Forfeited or expired	-	-
Nonvested at March 31, 2007	100,000	$5.02

A summary of the status of our non-vested stock options as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2005	7,997	$1.62
Granted	-	-
Vested	(7,997)	1.62
Forfeited or expired	-	-
Nonvested at March 31, 2006	-	$-

Restricted Share Awards

We grant restricted share awards periodically to employees and directors. Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients do not pay any cash consideration for the shares. We continued to record compensation expense relating to restricted share awards, which amounted to $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we have $5.3 million of non-vested restricted share awards, with a weighted average life to vest of 3.0 years, which are classified as “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the changes during the three months ended March 31, 2007 is presented in the table below:

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2006	213,661	$25.01
Granted	98,887	24.11
Forfeited	(21,250)	19.34
Vested	(17,091)	23.32
Outstanding at March 31, 2007	274,207	$25.23

Note #4 - Dividends

On February 12, 2007, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on March 16, 2007 to shareholders of record as of March 2, 2007. The Board of Directors similarly declared and paid an $0.08 per common share cash dividend during the three months ended March 31, 2006.

On February 28, 2007, our Board of Directors declared a $0.2 million cash dividend on our Series C Preferred Stock to be paid on April 2, 2007 to shareholders of record as of March 15, 2007. A $0.2 million preferred stock cash dividend was similarly declared during the three months ended March 31, 2006.

Note #5 - Commitments and Contingencies

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

The following table presents a summary of our commitments and contingent liabilities as of March 31, 2007 and December 31, 2006:

(Dollars in thousands)	As of
	March 31, 2007	December 31, 2006
Commitments to extend credit	$674,157	$684,794
Commitments to extend credit
to directors and officers	$1,394	$1,411
Standby letters of credit	$8,282	$10,547
Commercial letters of credit	$19	$-

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

Legal Proceedings

In the normal course of business, we are subject to legal actions and complaints. At March 31, 2007, we are not aware of any material pending legal action or complaint asserted against us.

Note #6 - Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market. As a result of the stock split in August 2004, the ESOP held 298,000 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity. Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity. We recognized $0.1 million and $0.2 million of compensation expense for the release of ESOP shares for the three months ended March 31, 2007 and 2006, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released. As of January 1, 2007, the ESOP had allocated 52,453 shares to participants. During the three months ended March 31, 2007, 1,295 of the allocated shares were forfeited due to participants’ termination of employment. Forfeited shares are considered to be released but unallocated shares. The forfeitures resulted in a balance of 51,158 allocated shares. In January 2007, the ESOP released 5,807 shares in conjunction with a paydown of the ESOP loan. All shares released during 2007 will be allocated to participants in December 2007.

As of March 31, 2007, 51,158 of the ESOP shares are allocated to participants, and an additional 7,102 shares are released but unallocated to participants. The 246,842 unallocated shares represent 2.4% of the total number of common shares outstanding at March 31, 2007. The fair value of unallocated ESOP shares as of March 31, 2007 was $5.7 million.

Note #7 - Earnings per Share

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(Dollars in Thousands)	Three Months Ended March 31,
	2007		2006
	Income	Shares	Income	Shares
Net income as reported	$5,509		$4,161
Less: Preferred stock dividends declared	(229)		(208)
Shares outstanding at end of period		10,397,244		9,432,239
Unreleased and unallocated ESOP shares		(239,740)		(262,771)
Impact of weighting shares
issued during the period		17,847		(424,651)
Used in basic EPS	$5,280	10,175,351	$3,953	8,744,817
Dilutive effect of outstanding
stock options and warrants		232,050		370,709
Used in diluted EPS	$5,280	10,407,401	$3,953	9,115,526

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our business, financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our quarterly unaudited Consolidated Financial Statements, and notes thereto, contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and with our annual report on Form 10-K, which is incorporated herein by reference.

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

We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk”, included in this report. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

General Business and Organization

Vineyard National Bancorp

We are a California corporation and a financial holding company that commenced business in December 1988. Our common stock is listed on the NASDAQ Global Select Market and is publicly traded under the symbol “VNBC”.

Our principal business is to serve as a holding company for the Bank, a national banking association headquartered in Corona, California, which is located in the Inland Empire region of Southern California. We may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (“FRB”) regulations. We are also the sole common stockholder of ten statutory trusts (collectively, “the Trusts”), which were created to raise capital through the issuance of trust preferred securities. At March 31, 2007, we had consolidated total assets of $2.4 billion, total deposits of $1.8 billion and consolidated stockholders’ equity of $147.3 million.

Vineyard Bank

The Bank, our wholly-owned subsidiary, is a national banking association primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities. The Bank operates sixteen full-service banking centers located in each of the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland and Walnut, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California. The Bank also has five LPOs in Monterey, Orange, San Diego, Santa Clara and Ventura counties of California. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

Executive Overview and Highlights

At March 31, 2007, we had $2.0 billion in gross loans, of which 28.3% are commercial real estate loans, 27.7% are luxury home construction loans, 12.9% are residential real estate loans, 8.0% are tract construction loans, 6.8% are commercial construction loans, 6.4% are commercial loans, 5.9% are land loans and 4.0% are consumer loans. The majority of our loans are originated in our primary market areas throughout Southern and Northern California. Therefore, our loan portfolio’s credit quality and value is affected significantly by the California real estate market.

We attract deposits from the communities where we have established banking centers by offering competitive interest rate products and providing value-added banking services. We endeavor to obtain non-interest bearing deposits in order to fund our lending activities. Our deposit portfolio at March 31, 2007 was comprised of 44.7% in time certificate of deposits, 39.0% in savings deposits (which include money market, NOW, and savings deposits) and 16.3% in demand deposits.

The following information provides the highlights for the first quarter of 2007.

New Loan Production Office

In conjunction with our strategic initiative to expand further into Northern California, we opened an LPO in Palo Alto, California, within Santa Clara County of Northern California on February 7, 2007. We continue to build upon the existing franchise in order to broaden the reach of our product lines and expand our market. As luxury residential construction is a well-developed specialty line within our Bank, this new LPO will focus on luxury single-family residential construction loans in Northern California. The current office in Palo Alto is a temporary location which will be replaced with a permanent office in Los Altos in the third quarter of 2007.

New Chairman of the Board

James LeSieur was appointed as Chairman of the Board of the Company and the Bank effective January 1, 2007. Mr. LeSieur has been a Board member since January 2005 and has more than thirty years of finance and business experience. Prior to his appointment, Mr. LeSieur spent almost twenty years in executive management including the last twelve years as president and chief executive officer at Sunwest Bank, one of the largest publicly held community banks headquartered in Orange County, California. Mr. LeSieur also served as a management consultant for Arthur Young & Company and has extensive experience serving on the board of directors of numerous well-known community organizations. Mr. LeSieur replaced Frank Alvarez as Chairman of the Board, who is a founding Board member and will continue to serve as a Board member.

Our Strategic Plan

As we move forward in the development of our business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes our core values of creativity, integrity and flexibility.

Organic Growth Initiatives

We have been successful to date in expanding our loan portfolio through the specialty offerings discussed below. Through the implementation of our asset-generating business initiatives, we have grown from $110.8 million in assets at December 31, 2000 to $2.4 billion in assets at March 31, 2007, while maintaining sound business practices. Historically, deposit generation to support the loan growth was largely the domain of our branching system. However, we have recently employed various strategies to supplement our deposit gathering and funding operations as discussed below.

As we continue to grow our business, we will strive to maintain our customer relationship management approach while also implementing the delivery of products and services to the following customers:

•	Commercial customers with annual revenues typically ranging from $10 million to $75 million;
•	Entrepreneurs and individuals with a focus on their unique objectives, operations and activities; and
•	Non-profit organizations, such as religious institutions, schools, and government and quasi-government agencies.

In order to provide exceptional service to these customers, we offer real estate and non-real estate based lending and cash management services, including remote item capture (electronic deposit), positive payment services, lockbox transactions and other electronic banking services to meet customer needs.

We will continue to develop new products and services to act as additional tools and resources to attract and retain customers, while simultaneously seeking low to moderate cost deposits and diversifying our loan portfolio. As we achieve increased dimension and diversification in our business, markets and talent, we will continue to expand and develop our franchise. This may include the establishment of new full-service banking centers, LPOs and deposit production offices (“DPOs”). We will also continue to recruit talented individuals and teams that can bring skill sets and delivery systems to our business that are either consistent with our current products, services, and markets or that provide unique, synergistic and accretive business opportunities to our existing business.

Inorganic Growth Initiatives
While we strive to grow primarily through organic means, to the extent they are accretive to us and provide a means to efficiently implement our strategic growth initiatives, we may also merge or acquire businesses or assets that are synergistic to our current business and our strategic goals.

We are currently focused on providing relationship banking services to the following California markets:

•	the Inland Empire region, which primarily includes San Bernardino and Riverside counties;
•	the coastal communities of Los Angeles county;
•	the San Gabriel Valley region of Los Angeles county;
•	the southern coastal communities of Orange and San Diego counties;
•	the northern communities of Marin, Monterey, and Santa Clara counties; and
•	the central coastal communities of Ventura county.

Specialty Lending Product Offerings

We emphasize the organic growth of our loan portfolio by augmenting our traditional commercial and residential loans with several specialty lending products. These specialty product divisions, as described below, are each staffed with experienced lending professionals who focus on maintaining long-term relationships with customers and developing relationships with new customers within their respective product division’s business sector. Each of these specialty lending groups brings diversity to our traditional product lines, which in turn provides our existing customers with an array of specialty products and allows us to serve new customers throughout our primary market areas.

•
Luxury Home Construction Lending:  We originate high-end single-family residential luxury construction loans primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo and Redondo Beach, as well as the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  Although the general California real estate market has shown signs of slowing, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market (consisting of homes priced at $2.0 million and above) along the California coast and in other established affluent regions of California. We believe the high employment level, strong incomes, wealth accumulation, stable interest rates and good schools in these luxury regions allow continued confidence in the stability of these markets. These types of construction loans typically range from $1.0 million to $5.0 million. In addition to establishing the Palo Alto LPO in February 2007, we plan to expand this group in new geographic areas similar in demographics to our existing market area. During the three months ended March 31, 2007, gross commitments generated for this loan product amounted to $128.9 million. Our single-family residential luxury construction loans outstanding amounted to $553.3 million and $514.4 million at March 31, 2007 and December 31, 2006, respectively, net of participations sold of $56.9 million and $86.7 million, respectively. As of March 31, 2007, we had $281.8 million in undisbursed single-family residential luxury construction loan commitments.

•
Tract Construction Lending: We originate single-family residential tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, we have financed projects throughout California.  The Inland Empire’s resale and new home markets continue to be supported by a growing labor base. These types of construction loans typically range from $5.0 million to $20.0 million on projects ranging in size from 6 to 165 lots. During the three months ended March 31, 2007, gross commitments generated for this loan product amounted to $27.2 million. Our single-family residential tract construction loans outstanding amounted to $160.3 million and $152.1 million at March 31, 2007 and December 31, 2006, respectively, net of participations sold of approximately $145,000 and $3.2 million, respectively. As of March 31, 2007, we had $126.5 million in undisbursed single-family residential tract construction loan commitments.

•
SBA Lending: We offer SBA 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 85% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses. We generally sell the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 105% and 110%. We had $16.1 million and $12.4 million of outstanding SBA loans at March 31, 2007 and December 31, 2006, respectively, net of participations sold of $49.1 million and $50.4 million, respectively.

•
Non-Profit Services Group: We provide loan and deposit services to non-profit organizations, including churches and private schools throughout our market area. These activities are also a complement to our focus on strengthening and supporting local communities. Loans to non-profit organizations amounted to $47.9 million and $45.6 million at March 31, 2007 and December 31, 2006, respectively.

•
Income Property Lending: We have an income property lending division to service the lending needs in growing markets for commercial real estate and multifamily/apartments in California and neighboring states.

Commercial Real Estate
The commercial real estate loan portfolio includes loans on office buildings, retail outlets and industrial properties, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties. The real estate sector in Southern California has gained momentum over the past few years, fueled by new job growth, a diverse economic base and favorable economic conditions. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million. We had a balance of $382.8 million and $355.1 million of income property commercial real estate loans generated from this division at March 31, 2007 and December 31, 2006, respectively.

Residential Real Estate
Our residential income property loan portfolio consists primarily of multifamily/apartment loans. These loans are originated primarily in Los Angeles and Orange counties of California, with some lending in the Inland Empire region. This market is currently benefiting from the weaker California real estate market as potential home buyers are choosing to remain in rental housing. Further, data indicates that certain commercial real estate markets are expected to experience a continued tightening of vacancy rates and rising rents, suggesting that large investors may continue to view commercial real estate as a viable investment. Apartment loans typically range from $0.5 million to $5.0 million. We had a balance of $198.3 million and $206.9 million of residential income property loans generated from this division at March 31, 2007 and December 31, 2006, respectively.

Our residential mortgage loan portfolio does not contain any subprime mortgage loans and we are not originating subprime mortgage loans for resale. Residential mortgage loans held in the our portfolio were underwritten in accordance with regulatory requirements and internal underwriting policies and require, among other things, adequate collateral and a demonstrated ability to repay the loan through evidence of income and assets and/or pre-funded interest reserves. While there is inherent risk in all types of lending and subsequent events may impact our portfolio, we believe that we have mitigated certain risks associated with our residential lending activities through diversification of product and collateral type, different durations, and greater probability of repayment through the underwriting processes we employ.

Specialty Deposit Product Offerings

As a complement to our lending product offerings, we also seek to improve our customers’ banking experiences by offering a vast array of technologically advanced deposit services. These products and services include:

•
Branching System:  The majority of our full-service banking centers have recently been redesigned to offer a high-tech, high-service environment. We have replaced the traditional teller lines with client service desks which incorporate both new account and traditional teller operations with state-of-the-art circulating cash machines present at each desk. To further the reach of each of our banking centers, we may open DPOs or LPOs, which are satellite offices of the existing banking centers that will exist exclusively to generate deposits and loans, respectively. We also offer courier services, internet based banking, and ATMs and kiosks to make banking more convenient to each of our customers.

•
Cash Management:  To offer expedient banking with new and emerging technologies, we offer various cash management services to our customers. These services facilitate business customers’ cash flow and aid in maximizing their investment potential by aligning products and services to a customer’s needs and include the following:

o
Remote Item Capture: This technology, also termed “electronic deposit”, allows clients to scan items for deposit and electronically send images of the items securely to our processor. This service also provides customers with the convenience to perform banking activities from within their place of business.

o	Online Banking: Our online banking includes services such as automated wire processing, electronic tax payments, electronic transfers, loan payments, bill payments, and account reconciliation.

o
Lockbox Processing:  Our lockbox services aid customers in expediting the processing of their deposits and increasing their float value for investment purposes. This product also provides same-day reporting of deposits.

o
Positive Pay: This service provides business customers with increased efficiency and security by allowing them to review checks presented against their accounts prior to disbursing funds while helping clients to identify potentially fraudulent activity in their account.

Each of the foregoing specialty lending groups and depository services brings diversity to our traditional product lines, offering our customers greater flexibility while providing additional opportunities for us to serve new customers within our market areas. In addition to expanding our reach to new customers through LPOs, DPOs and new products, services and technology, we will also seek to enter additional geographic markets through opening new full-service banking centers. We may also use acquisitions of whole institutions or individual banking centers to augment our organic growth. We will target these new markets based on, among other things, market research indicating stable economic growth, a diverse customer base, deposit and lending opportunities, and alignment with our strategic plan.

Critical Accounting Policies

In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowance for loan losses and the fair value of carried securities. We base our estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K filed with the SEC on March 7, 2007. We believe that the following policies are critical according to the SEC’s definition.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments. The allowance for credit losses is comprised of the allowance for loan losses (“ALL”) and the allowance for unfunded commitments. These allowances account for probable credit losses in both the on-balance and off-balance sheet loan portfolios.

The amount of the allowance for loan losses is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

We have implemented a risk rating system for our loan portfolio, which is the main tool we use in determining the appropriate level of the ALL. We give each loan a risk level upon origination, and periodically assess it to determine if any changes to the risk rating are needed. We assign each risk rating an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by geographic region or product type, based on our belief that there may ultimately be different credit loss rates experienced in each region or product.

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

The allowance for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit. The allowance for unfunded commitments is included in other liabilities on our Consolidated Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statement of Income. We have established the allowance for unfunded commitments to absorb inherent losses associated with our commitment to lend funds. We monitor the adequacy of this allowance regularly based on the current loan portfolio’s quality, trends in risk-rating, current economic conditions, loan concentrations, and historical information.

Goodwill and Intangible Assets

On July 31, 2006, we completed a merger with Rancho Bank, pursuant to which Rancho Bank merged into the Bank, with the Bank as the surviving entity (the “Merger”).  We recorded $43.3 million in goodwill and core deposit intangible assets as a result of the Merger. We amortize core deposit intangibles over their estimated useful lives. Goodwill, which is considered to be a long-lived asset with an indefinite life, may not be amortized, in accordance with generally accepted accounting standards. We evaluate goodwill at least annually for any impairment.

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

Core deposit intangibles (“CDI”) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing these valuations, the third parties consider variables including deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense using the sum-of-the-years digits method over their useful lives, which we have estimated to be 8 years, and are reviewed for impairment no less than annually. If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of its fair value at that time. If the fair value is below the carrying value, the intangible asset would be reduced to such fair value and additional amortization would be recognized

Income Taxes

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

Results of Operations

Overview

Net income for the three months ended March 31, 2007 was $5.5 million, as compared to $4.2 million for the same period in 2006, respectively, representing an increase of 32.4%. Our earnings during the three months ended March 31, 2007 produced diluted earnings per share of $0.51, as compared to $0.43 for the same period in 2006, representing an 18.6% increase.

Our earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The net interest margin is the net interest income divided by the average interest earning assets. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities; (2) the relationship between repricing or maturity of our variable rate and fixed rate loans and securities, and our deposits and borrowings; and (3) the magnitude of our non-interest earning assets, including non-accrual loans and other real estate owned.

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate increases, was 7.25% at December 31, 2005. The FRB raised the targeted federal funds rate by 25 basis points in the first four meetings of 2006, and did not change the rate for the remainder of the year. This activity in the federal funds rate prompted the prime rate to increase 100 basis points in the first half 2006 and remain stable at 8.25% throughout the first quarter of 2007.

For the three months ended March 31, 2007, operating results demonstrated growth over the same period in 2006 as the volume of loans have increased due to organic growth and the Rancho Bank acquisition in July 2006. At March 31, 2007, total deposits were $1.8 billion representing a decrease of $38.7 million from December 31, 2006 due to a preplanned reduction in higher-cost deposits.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income, improved from 57.7% to 55.4% for the three months ended March 31, 2006 and 2007, respectively. The improvement resulted from a higher growth rate in net interest income and non-interest income than operating expenses during the three months ended March 31, 2007 as compared to the same period in 2006.

Net Interest Income

Total interest income for the three months ended March 31, 2007 and 2006 was $45.1 million and $34.2 million, respectively, while total interest expense was $22.7 million and $15.5 million for the same periods, respectively. Therefore, the net interest income was $22.5 million and $18.8 million, respectively, for the same periods.

For the three months ended March 31, 2007, interest income from loans increased 35.4% to $42.2 million compared to $31.2 million for the same period in 2006. This increase was a result of the growth in our loan portfolio, coupled with higher rates on loan originations and an increase in rates on our existing variable-rate loans. During the three months ended March 31, 2007, we increased luxury construction loans by 7.6%, commercial real estate loans by 6.4%, and consumer loans by 21.8%. In addition, we generated new loan commitments of $0.3 billion, including $128.9 million of originations in luxury construction loans, $54.8 million of originations in commercial real estate loans, $36.0 million of originations in commercial loans, and $27.2 million of originations in tract construction loans. We monitor our loan portfolio composition on a monthly basis to minimize risk while maximizing our loan yield. We also evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.

For the three months ended March 31, 2007, loan fee income represented $2.4 million or 5.6% of the $42.2 million in interest and fees on loans. For the three months ended March 31, 2006, loan fee income was $3.1 million or 9.1% of the $31.2 million in interest and fees on loans.

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

Interest income from investment securities decreased slightly from $3.1 million to $2.9 million for the three months ended March 31, 2006 and 2007, respectively. Our investment portfolio decreased $5.5 million or 2.5% during the three months ended March 31, 2007, primarily as a result of principal pay downs, which therefore created the decline in the related interest income.

Interest expense on deposits totaled $17.1 million for the three months ended March 31, 2007, as compared to $10.5 million for the same period in 2006, resulting in an increase of 62.4%. The increase in interest expense is mainly associated with an increase in our average interest-bearing deposits coupled with an increase in interest rates. Average interest bearing deposits increased from $1.1 billion for the three months ended March 31, 2006 to $1.5 billion for the same period in 2007, respectively. We continue to offer promotional deposit products, generally consisting of time and money market products, to capture additional market share in each of our banking center geographic locations.

Interest expense on borrowings increased from $5.0 million for the three months ended March 31, 2006, to $5.6 million for the same period in 2007. Although our average total borrowings have decreased during the three months ended March 31, 2007 by $18.7 million as compared to the same period in 2006, rates on these borrowings have risen, resulting in increased interest expense.

Net Interest Margin

For the three months ended March 31, 2007, loan growth exceeded deposit growth, causing us to increase our use of higher-cost borrowings, such as FHLB advances. We will continue to focus on obtaining low cost deposits to support the growth of the loan portfolio and to reduce our borrowings, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

For the three months ended March 31, 2007, we experienced an increase in the yield on our total interest-earning assets from 8.1% to 8.4% for the three months ended March 31, 2006 and 2007, respectively. Our average loan balance, which grew due to the merger with Rancho Bank as well as through organic growth, was 89.0% of total average interest-earning assets for the three months ended March 31, 2007, respectively, as compared to 84.0% of total average interest-earning assets for the same period in 2006. The majority of investment securities are fixed-rate, and thus the yield from investments only changes slightly from slower premium amortization as the market rates increase and as the estimated life of the investments are adjusted.

The cost of interest-bearing liabilities increased from 4.2% to 5.0% for the three months ended March 31, 2006 and 2007, respectively, as a result of the need to make competitive rate adjustments in a highly competitive market for deposits. The increase from rising rates was partially offset by the low cost of deposits assumed in the Rancho Bank merger. We are increasing our focus and efforts on providing deposit growth through our existing community banking network, developing our commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas.

The average interest cost on FHLB advances increased from 4.5% to 5.0% for the three months ended March 31, 2006 and 2007, respectively, as interest rates were higher during 2007 compared to the same period in 2006. Similarly, the cost of other borrowings, comprised of fed funds purchased and draw downs on our secured and unsecured lines of credit, increased over 50 basis points from the three months ended March 31, 2006 to the same period in 2007. The average balance of other borrowings increased by $24.7 million during the three months ended March 31, 2007, as compared to the same period in 2006, which was partially the result of our liquidity needs relating to the Rancho Bank merger.

The cost of subordinated debt increased from 7.8% to 8.7% for the three months ended March 31, 2006 and 2007, respectively. Similarly, the cost of junior subordinated debentures increased almost 75 basis points from the three months ended March 31, 2006 to the same period in 2007. The increases in the cost of subordinated debt and junior subordinated debentures are a result of the higher interest rates in 2007, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with rising interest rates during the period, resulted in a net interest margin of 4.18% for the three months ended March 31, 2007. The margin decreased from the 4.44% level for the three months ended March 31, 2006. Foregone interest income relating to our non-accrual loans also contributed to the decrease in the margin for the three months ended March 31, 2007, as compared to the same period in 2006.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2007 and 2006. Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the three months ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,943,391	$42,211	8.81%	$1,440,184	$31,175	8.78%
Investment securities (2)	221,743	2,668	4.81%	257,676	2,872	4.46%
Federal funds sold	873	11	5.25%	289	3	4.42%
Other investments	18,452	259	5.68%	16,218	197	4.91%
Total interest-earning assets	2,184,459	45,149	8.38%	1,714,367	34,247	8.09%
Other assets	127,932			75,158
Less: allowance for loan losses	(19,913)			(14,170)
Total average assets	$2,292,478			$1,775,355

Liabilities and Stockholders' Equity
Savings deposits (3)	$659,408	6,539	4.02%	$458,256	3,789	3.35%
Time deposits	825,785	10,534	5.17%	659,458	6,727	4.14%
FHLB advances	205,309	2,554	5.00%	267,317	2,972	4.51%
Other borrowings	34,748	635	7.31%	10,044	169	6.75%
Subordinated debt	5,000	109	8.73%	5,000	98	7.82%
Junior subordinated debentures	115,470	2,285	7.92%	96,913	1,741	7.18%
Total interest-bearing liabilities	1,845,720	22,656	4.96%	1,496,988	15,496	4.19%
Demand deposits	277,860			161,937
Other liabilities	24,370			14,595
Total average liabilities	2,147,950			1,673,520
Total average shareholders' equity	144,528			101,835
Total average liabilities and
stockholders' equity	$2,292,478			$1,775,355

Net interest spread (4)			3.42%			3.90%
Net interest income
and net interest margin (5)		$22,493	4.18%		$18,751	4.44%

____________________

(1)
Interest on loans includes loan fees, which totaled $2.4 million and $3.1 million for the three months ended March, 31 2007 and 2006, respectively. The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Loan Losses and Unfunded Commitments

For the three months ended March 31, 2007 and 2006 the provision for loan losses was $1.2 million.

Our ALL was $20.8 million at March 31, 2007 and $19.7 million at December 31, 2006. During the three months ended March 31, 2007, the ALL increased by $1.1 million based on management’s review of several factors, including significant loan growth, underlying loan collateral, delinquency trends, current economic conditions and historical loan loss experience. Additions to the ALL are affected through the provision for loan losses. Also affecting the ALL are loans charged off and loans recovered. We had minimal net charge-offs which were 0.00% and 0.02% of total average loans for the three months ended March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007, we decreased our provision for unfunded commitments by $0.4 million, as a result of management’s analysis of this reserve. The allowance for unfunded commitments was $1.0 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively. The ALL and the allowance for unfunded commitments (collectively, “allowance for credit losses”) totaled $21.8 million or 1.1%, and $21.1 million or 1.1% of gross on-balance sheet loans at March 31, 2007 and December 31, 2006, respectively.

Although we maintain an allowance for credit losses at a level we consider to be adequate to provide for losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation for the adequacy of the allowance for credit losses, and therefore the requisite amount of the provision for loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors beyond our control.

Non-Interest Income

Non-interest income for the three months ended March 31, 2007 and 2006 was $1.2 million and $0.9 million, respectively, representing an increase of $0.3 million or 29.1%. This increase was a result of higher fees and service charges in the three months ended March 31, 2007.

We generally sell the guaranteed portions of SBA loans originated, and have also sold the unguaranteed portion of certain SBA loans. The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.6 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Income from fees and service charges was $0.5 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. There was no gain on sale of securities and non-SBA loans for the three months ended March 31, 2007 and 2006.

Non-Interest Expense

Our non-interest expense for the three months ended March 31, 2007 and 2006 was $13.1 million and $11.3 million, respectively. Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, reserve for unfunded commitments, and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. As we have continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions. With the expansion of LPOs into full-service banking centers and the opening of new LPOs, we have recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth. In addition, we added 49 employees from the Rancho Bank merger, which increased our salary and benefit expenses. These changes have increased our salaries and employee benefits expense by $1.1 million or 16.8% to $7.6 million for the three months ended March 31, 2007 as compared to the same period in 2006.

(ii)
Occupancy expense amounted to $1.4 million for the three months ended March 31, 2007 in comparison to $1.1 million for the same period in 2006. The increase in occupancy expense is primarily due to our expansion, including the addition of four new branches, as a result of the Rancho Bank merger, as well as our LPO in Santa Clara County. We have also opened LPOs in Westlake Village and Monterey and expanded the San Rafael LPO into a full-service banking center during 2006, contributing to the higher occupancy expense for the three months ended March 31, 2007 than for the same period in 2006.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.1 million for the three months ended March 31, 2007, compared to $1.0 million for the same period in 2006.

(iv)
Other non-interest expense was $3.1 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase is due primarily to our implementation of our strategy to grow our business and merger-related period costs, offset by our $0.4 million decrease in the provision for unfunded commitments during the three months ended March 31, 2007.

The following is a breakdown of other non-interest expense for the three months ended March 31, 2007 and 2006:

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006
Other non-interest expense:
Data processing	$345	$216
Marketing	196	216
Professional services	647	425
Office supplies, postage and telephone	627	436
Insurance and assessments	352	166
Administrative	60	149
Business development	566	582
Other	282	540
Total other non-interest expense	$3,075	$2,730

Income Taxes

The provision for federal and state income taxes was $3.9 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. These provisions for income taxes represent effective tax rates of 41.2% and 41.7% for the same periods, respectively.

At March 31, 2007, there was no valuation allowance related to deferred tax assets as we believe it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets. We adopted FIN 48, as of January 1, 2007. As a result of the implementation of FIN 48, there was no change to our tax liability as a result of recognized or derecognized tax positions and there were no unrecognized tax benefits, which, if recognized, would affect the effective tax rate.

Financial Condition

Assets

At March 31, 2007, total assets were $2.4 billion as compared with $2.3 billion at December 31, 2006. Total assets at March 31, 2007 were comprised primarily of $2.0 billion in loans, net of unearned income and $0.2 billion in investment securities. This represents an increase of $94.5 million or 5.0% in loans, net of unearned income, and a decrease of $5.5 million or 2.5% in investment securities from December 31, 2006.

Investments

We classify our investment securities into one of two categories: available-for-sale or trading. In accordance with SFAS No. 115, investment securities available-for-sale and trading are carried at fair value and adjusted for amortization of premiums and accretion of discounts. All unrealized gains and losses on our available-for-sale securities are included in “other comprehensive income” in our stockholder’s equity section of the Consolidated Balance Sheet. Unrealized gains and losses on trading securities are included in the Consolidated Statement of Income.

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date. Historically, we recorded the assets of the plan in “other assets” on the Consolidated Balance Sheet to recognize the assets held in trust by us for others. A corresponding liability was recorded in the “other liabilities” section of the consolidated balance sheet to recognize our liability to plan participants upon their benefit distribution dates. These investments are classified as trading securities on our Balance Sheet in accordance with Emerging Issues Task Force Abstract Issue No. 97-14 as these assets are considered assets of the Company. Unrealized gains and losses, as well as dividend and interest income, including amortization of any premium or discount, are included in earnings. Trading securities held in connection with the deferred compensation plan amounted to $4.9 million and $4.7 million at March 31, 2007 and December 31, 2006, respectively.

Our securities portfolio amounted to $212.4 million or 9.0% of total assets at March 31, 2007 and $217.9 million or 9.7% of total assets at December 31, 2006. Our investment portfolio decreased during the three months ended March 31, 2007 as a result of principal paydowns of our mortgage-backed securities. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

The amortized cost and fair values of investment securities at March 31, 2007 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,832	$107	$-	$4,939

Available-for-sale securities:
U.S. agency securities	12,712	-	(16)	12,696
Mortgage-backed securities	198,469	-	(5,861)	192,608
Mutual funds	2,237	-	(42)	2,195
Total available-for-sale securities	213,418	-	(5,919)	207,499
Total Investment Securities	$218,250	$107	$(5,919)	$212,438

The amortized cost and fair values of investment securities at December 31, 2006 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,707	$-	$-	$4,707

Available-for-sale securities:
U.S. agency securities	12,515	-	(181)	12,334
Mortgage-backed securities	205,139	-	(6,437)	198,702
Mutual funds	2,213	-	(49)	2,164
Total available-for-sale securities	219,867	-	(6,667)	213,200
Total Investment Securities	$224,574	$-	$(6,667)	$217,907

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$12,696	$(16)	$12,696	$(16)
Mortgage-backed securities	-	-	192,608	(5,861)	192,608	(5,861)
Mutual funds	2,195	(42)	-	-	2,195	(42)
Total	$2,195	$(42)	$205,304	$(5,877)	$207,499	$(5,919)

The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

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

As of March 31, 2007 and December 31, 2006, we had 22 investment securities that were in an unrealized loss position. Despite the unrealized loss position of these securities, we have concluded, as of March 31, 2007, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost. The amortized cost and fair values of investment securities, available-for-sale at March 31, 2007, by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds with a fair value of $2.2 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$12,712	$12,696
Mortgage-backed securities	11,211	11,130	187,258	181,478
Total	$11,211	$11,130	$199,970	$194,174

There were no sales of investment securities during the three months ended March 31, 2007 and 2006. Included in stockholders’ equity at March 31, 2007 and December 31, 2006 was $3.5 million and $3.9 million, respectively, of net unrealized losses (net of $2.4 million and $2.8 million estimated tax benefit, respectively) on investment securities available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $6.5 million for the three months ended March 31, 2007. The estimated duration is approximately five years on such mortgage-backed securities as of March 31, 2007.

Securities with a fair value of $205.3 million and $211.0 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public monies as required by law and FHLB borrowings.

Loans

Our loan portfolio grew by 5.0% during the first three months of 2007, net of loan participations and payoffs. Loans, net of unearned income, increased by $94.5 million from $1.9 billion at December 31, 2006 to $2.0 billion at March 31, 2007. Our increase in loans was primarily a result of organic growth.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, Santa Clara, San Diego and Ventura counties in California. The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	March 31, 2007	December 31, 2006

Commercial and industrial	$127,164	$122,257
Real estate construction and land:
Single-family luxury	553,333	514,385
Single-family tract	160,270	152,060
Commercial	136,465	134,404
Land	117,473	112,418
Real estate mortgage:
Commercial	565,199	531,159
Multi-family residential	213,877	222,470
Other residential	43,954	49,353
Consumer loans	80,306	65,914
All other loans (including overdrafts)	70	98
	1,998,111	1,904,518
Less:
Unearned premium on loans	2,050	1,696
Deferred loan fees	(3,842)	(3,970)
Loans, net of unearned income	$1,996,319	$1,902,244
Loans held-for-sale	$441	$-

We originate SBA loans and generally sell the guaranteed portions of the SBA loans to investors. At March 31, 2007 and December 31, 2006, SBA loans totaled $16.1 million and $12.4 million, respectively, net of SBA participations sold in the amount of $49.1 million and $50.4 million, respectively. We had $3.4 million of SBA loan participation sales during the three months ended March 31, 2007. We also participated $2.1 million in commercial construction loans and $2.7 million in residential real estate loans during the three months ended March 31, 2007. At March 31, 2007, we had $0.4 million of SBA loans classified as held-for-sale as compared to none at December 31, 2006.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold. The balance of capitalized servicing rights included in Goodwill and Other Intangibles on our Consolidated Balance Sheet at March 31, 2007 and December 31, 2006 was $0.8 million and $0.9 million, respectively. The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended March 31,
	2007	2006
Servicing rights capitalized	$36	$55
Servicing rights amortized	$153	$168
Valuation allowances	$-	$-

The following table sets forth the activity relating to servicing rights for the three months ended March 31, 2007 and 2006.

(Dollars in Thousands)	Three months ended March 31,
	2007	2006
Servicing rights, beginning of year	$933	$1,358
Servicing rights added in period, net	36	55
Servicing rights amortized	(153)	(168)
Servicing rights, end of period	$816	$1,245

We had approximately $583.9 million and $568.7 million in loans pledged to secure FHLB borrowings at March 31, 2007 and December 31, 2006, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of March 31, 2007, based on the best information available. The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The allowance for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Three months ended March 31,
	2007	2006
Allowance for Loan Losses
Balance, beginning of period	$19,689	$13,762
Recoveries on loans previously charged off	15	47
Loans charged off	(77)	(9)
Provision charged to operating expense	1,200	1,200
Balance, end of period	$20,827	$15,000

Allowance for Unfunded Commitments
Balance, beginning of period	$1,396	$1,346
Net (decrease)/increase charged to other expenses	(400)	10
Balance, end of period	$996	$1,356

Allowance for Credit Losses
Allowance for loan losses	$20,827	$15,000
Allowance for unfunded commitments	996	1,356
Allowance for credit losses	$21,823	$16,356

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

Nonperforming Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

(Dollars in Thousands)	As of
	March 31, 2007	December 31, 2006
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$2,315
Real estate-mortgage	-	-
Consumer loans	-	-
Total loans past due more than 90 days
and still accruing	$-	$2,315
Renegotiated loans	-	-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	460	-
Real estate-mortgage	12,890	14,400
Consumer loans	97	-
Total non-accrual loans	$13,447	14,400

Total non-performing loans	$13,447	$16,715

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.3 million for the three months ended March 31, 2007 and $0.8 million for the year ended December 31, 2006.

During the three months ended March 31, 2007, we recorded a specific valuation allowance which relates to two of our non-accruing loans. The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	March 31,	December 31,
	2007	2006

Impaired loans with a specific valuation allowance	$12,890	$-
Impaired loans without a specific valuation allowance	557	16,715
Total impaired loans	$13,447	$16,715

Specific valuation allowance related to impaired loans	$328	$-

(Dollars in Thousands)	Three months ended	Year ended
	March 31, 2006	December 31, 2006
Average recorded investment in impaired loans	$16,553	$9,285
Cash receipts applied to reduce principal balance	$5,062	$1,093
Interest income recognized for cash payments	$8	$185

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities. Our deposits, which were $1.8 billion at March 31, 2007, decreased by $38.7 million or 2.1% compared to December 31, 2006. The decrease during the period was due mainly to a decrease in time deposits (“TCD’s”) of $89.2 million which was partially offset by an increase in money market accounts of $56.3 million.

As of March 31, 2007, our deposits were comprised of 16.3% in non-interest bearing deposits, 35.0% in money market, 4.0% in NOW and savings deposits, and 44.7% in TCD’s, while the composition of deposits was 16.2%, 31.2%, 3.9% and 48.7%, respectively, at December 31, 2006.

Our interest-bearing deposits as of March 31, 2007 and December 31, 2006 were comprised of the following:

(Dollars in Thousands)	As of
	March 31, 2007	December 31, 2006
Money market deposits	$618,954	$562,622
Savings and NOW deposits	69,947	70,741
Time deposits under $100,000	315,717	362,365
Time deposits of $100,000 or more	475,248	517,768
Total	$1,479,866	$1,513,496

At March 31, 2007, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

(Dollars in Thousands)

Three months or less	$135,478
Over three through twelve months	336,926
Over one through five years	2,844
$475,248

Borrowings

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds. During the three months ended March 31, 2007, we increased the balance of total borrowings by $123.4 million in order to fund the increase in outstanding loan balances.

As additional sources of funds, we have a $70.0 million secured line of credit with a correspondent bank which is collateralized by 100% of the Bank’s common stock. There was $45.4 million and $40.0 million outstanding under this secured line of credit as of March 31, 2007 and December 31, 2006, respectively. We also have $131.0 million in unsecured borrowings lines with eight correspondent banks. We obtained a new unsecured borrowing line of $41.0 million during the three months ended March 31, 2007. There were no outstanding borrowings on our unsecured borrowing lines at March 31, 2007 and December 31, 2006.

We have a secured borrowing line with the FHLB totaling $937.7 million as of March 31, 2007, representing 40% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans. FHLB advances were $244.0 million and $126.0 million at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, we had $155.0 million in putable FHLB advances with a weighted average interest rate of 4.8%. Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period. After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances by contractual maturity consisted of the following as of March 31, 2007:

(Dollars in Thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2007	5.27%	$89,000	$-
2008	4.83%	20,000	20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.97%	$244,000	$155,000

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments. The effective rate as of March 31, 2007 was 8.40%. The outstanding balance of this subordinated debt was $5.0 million at March 31, 2007 and December 31, 2006.

As of March 31, 2007 and December 31, 2006, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities. Junior subordinated debentures as of March 31, 2007 consisted of the following:

(Dollars in Thousands)			As of March 31, 2007
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.95%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.71%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.41%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.21%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.36%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.61%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	7.06%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.95%	18,557
			$3,470	7.84%	$115,470

As provided by FASB Interpretation No 46R “Consolidation of Variable Interest Entities”, we do not consolidate the Trusts into our Consolidated Financial Statements. Our minority interests in the Trusts are included in “other assets” on our Consolidated Statement of Financial Condition.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2007, we have included a portion of our junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

Stockholders’ Equity

Stockholders’ equity was $147.3 million and $143.1 million at March 31, 2007 and December 31, 2006, respectively. The increase of $4.2 million in stockholders’ equity during the three months ended March 31, 2007 relates mainly to net income of $5.5 million, which was partially offset by $1.1 million in preferred and common cash dividends declared.

The following table sets forth the information that was used in calculating our book value per common share as of March 31, 2007 and December 31, 2006:

	As of
	March 31, 2007	December 31, 2006

Period-end shares outstanding	10,397,244	10,418,436
Unreleased and unallocated ESOP shares	(239,740)	(245,547)
Used in basic book value per common share	10,157,504	10,172,889
Warrants (1)	160,000	160,000
Used in book value per common share,
assuming exercise of warrants	10,317,504	10,332,889

Book value per common share, basic	$13.55	$13.11
Tangible book value per common share, basic (2)	$9.23	$8.77
Book value per common share, assuming
exercise of warrants	$13.73	$13.30

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

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored daily and is reported to the board of directors monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. We strive to maintain a liquidity ratio of 10% to 15% of net liquid assets to total assets. To achieve our liquidity objectives, we employ various strategies including funding growth, increasing borrowing facilities, and asset distribution strategies. The Bank’s loan to deposits and borrowings ratio was 97.5% and 96.8% at March 31, 2007 and December 31, 2006, respectively.

We believe the level of our liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 13.4% of total consolidated assets at March 31, 2007. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. As of March 31, 2007, we had $45.4 million outstanding on our $70.0 million credit facility with a correspondent bank and no outstanding balance on our $131.0 million of unsecured borrowing lines with eight correspondent banks. In addition, we have an advance line with FHLB which allows us to borrow up to 40% of the Bank’s total assets. As of March 31, 2007, we have a total borrowing capacity from FHLB of approximately $937.7 million, of which $244.0 million is outstanding. This capacity can be used only if eligible collateral has been pledged to the FHLB. The FHLB advance line is collateralized by our capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

Capital Resources

On August 31, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective on September 27, 2005. The shelf registration statement permits us to offer and sell up to $125.0 million of various debt and/or equity securities from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. We intend to use the proceeds from any such offering for general corporate purposes and to support the future anticipated growth of the Bank. As of March 31, 2007, $31.8 million of equity securities have been issued from this shelf registration statement.

As part of our capital strategy, the shelf registration along with any trust preferred issuances will serve to support our growth strategy. These potential sources of capital will aid us in an efficient and effective execution of the strategic plan, while limiting the dilutive effect to shareholders and maintaining consistent capital ratios.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition or operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy requires us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of March 31, 2007, that we meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below). At March 31, 2007, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.0%, 11.1% and 11.3%, respectively. On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%. At March 31, 2007, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 10.3%, 6.2%, and 6.4%, respectively. Following the Merger with Rancho Bank, the Bank continued to be well capitalized and the Company continued to meet the minimum ratio requirements.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total capital to risk-weighted assets:
Bank	$276,023	12.0%	$183,600	8.0%	$229,400	10.0%
Consolidated	$237,057	10.3%	$183,800	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$254,200	11.1%	$91,800	4.0%	$137,700	6.0%
Consolidated	$143,489	6.2%	$92,000	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$254,200	11.3%	$89,700	4.0%	$112,100	5.0%
Consolidated	$143,489	6.4%	$90,000	4.0%	N/A	N/A

As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.0%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.0%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.0%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.0%	N/A	N/A

Asset/Liability Management and Interest Rate Sensitivity

We realize income principally from the differential or spread between the interest income earned on loans, investments and other interest-earning assets, and the interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Interest rates are influenced by general economic conditions and other constraints beyond our control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at March 31, 2007, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(20,444)	-5.9%	$3,112	3.4%
100	$(10,319)	-3.0%	$1,386	1.5%
-100	$4,679	1.4%	$(308)	-0.3%
-200	$4,767	1.4%	$(764)	-0.8%

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

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case. At March 31, 2007, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #5 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 7, 2007. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to legal actions and complaints.  As of March 31, 2007, we are not aware of any material pending legal action or complaint asserted against us.

ITEM 1A. RISK FACTORS

Refer to the risk factors listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 7, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended March 31, 2007.

(Dollars in Thousands)				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program

January 1-31, 2007	-	$-	-	$10,903
February 1-28, 2007	-	-	-	$10,903
March 1-31, 2007	35,000	24.51	35,000	$10,045
Total	35,000	$24.51	35,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (14)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (1)
3.2	Bylaws of Vineyard National Bancorp (2)
4.1	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.2	Form of Warrant to Purchase Shares of Common Stock (4)
4.3	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.4	Registration Rights Agreement (5)
4.5	Registration Rights Agreement (9)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (1)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Amended and Restated Employment Agreement between Vineyard National Bancorp, Vineyard Bank, National Association and Norman A. Morales (6)*
10.13	Form of Change of Control Agreement (13)*
10.14	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association (11)*
10.15	Vineyard National Bancorp 2006 Incentive Stock Plan (16)*
10.16	Form of 2006 Incentive Stock Plan Award Agreement (18)*
11	Statement regarding computation of per share earnings. See Note 7 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
_____________________

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

(2)	Incorporated by reference from our Registration Statement on Form S-8 (File No. 333-18217) filed with the SEC on December 19, 1996.

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 filed with the SEC.

(4)	Incorporated by reference from our Proxy Statement for a special meeting held on December 18, 2002 filed with the SEC on November 25, 2002.

(5)	Incorporated by reference from our Form 8-K filed with the SEC on June 21, 2004.

(6)	Incorporated by reference from our Form 8-K filed with the SEC on April 14, 2007.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 10, 2005.

(8)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(9)	Incorporated by reference from our Form 8-K filed with the SEC on December 10, 2004.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the SEC on November 10, 2004.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the SEC on May 10, 2006.

(12)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 25, 2005 filed with the SEC on April 18, 2005.

(13)	Incorporated by reference from our Form 8-K filed with the SEC on April 17, 2006.

(14)	Incorporated by reference from our Form 8-K filed with the SEC on April 20, 2006.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 filed with the SEC on November 4, 2005.

(16)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 24, 2006 filed with the SEC on April 17, 2006.

(17)	Incorporated by reference from our Form 8-K filed with the SEC on October 5, 2006.

(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 filed with the SEC on November 9, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 2007.

VINEYARD NATIONAL BANCORP

By: /s/ Norman A. Morales____________________
Norman Morales
President and Chief Executive Officer

By: /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)