Form 10-K/A
period 2006-12-31
VINEYARD NATIONAL BANCORP
filed 2007-06-12
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

We are filing Amendment No. 1 (this “Amendment”) to the Vineyard National Bancorp (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), which was originally filed on March 7, 2007, to amend Part IV, Item 15 of our 2006 Form 10-K for the sole purpose of amending and restating (1) the Exhibit Index and (2) Exhibits 23.1 and 23.2.

The Exhibit Index included in the 2006 Form 10-K inadvertently omitted a reference to the Certificate of Determination of Floating Rate Series C Noncumulative Redeemable Preferred Stock, which was filed with the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 15, 2005.  The amended and restated Exhibit Index now includes a reference to the Certificate of Determination as Exhibit 3.3.

The consents of our independent auditors which were filed as Exhibits 23.1 and 23.2 to the 2006 Form 10-K have been revised to specifically incorporate by reference the Company’s audited consolidated financial statements and reports into the Company’s registration statement No. 333-128015 on Form S-3 filed by the Company with the Commission on August 31, 2005.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Company’s 2006 Form 10-K.  This Amendment does not reflect events occurring after March 7, 2007, the date of the original filing of the 2006 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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

(3)(a)  The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (16)*
3.1	Articles of Incorporation of Vineyard National Bancorp, as amended (6)
3.2	Bylaws of Vineyard National Bancorp (1)
3.3	Certificate of Determination of Floating Rate Series C Noncumulative Redeemable Preferred Stock (22)
4	Specimen Common Stock Certificate of Vineyard National Bancorp (2)
4.1	Registration Rights Agreement (8)
4.2	Form of Warrant to Purchase Shares of Common Stock (3)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (6)
4.4	Additional Investment Right (11)
4.5	Registration Rights Agreement (11)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (6)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (6)*
10.3	Vineyard National Bancorp 1997 Incentive Stock Option Plan (6)*
10.4	Form of Vineyard National Bancorp 1997 Incentive Stock Option Plan Notice of Stock Option Grant*
10.5	Vineyard National Bancorp 2006 Incentive Stock Plan (18)*
10.6	Form of 2006 Incentive Stock Plan Award Agreement *
10.7	Vineyard National Bancorp 2002 Restricted Share Plan (6)*

10.8	Form of 2002 Restricted Share Award Agreement (13)*
10.9	Vineyard National Bancorp 2003 Restricted Share Plan (11)*
10.10	Form of 2003 Restricted Share Award Agreement (13)*
10.11	Vineyard National Bancorp 2004 Restricted Share Plan (9)*
10.12	Form of 2004 Restricted Share Award Agreement (13)*
10.13	Vineyard National Bancorp 2005 Restricted Share Plan (14)*
10.14	Form of 2005 Restricted Share Award Agreement (15)*
10.15	Employment Agreement among Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (5)*
10.16	Amendment to Employment Agreement among Vineyard National Bancorp, Vineyard Bank and Norman A. Morales (17)*
10.17	Form of Change of Control Agreement (19)*
10.18	Loan Agreement between Vineyard National Bancorp and First Tennessee Bank National Association (20)*
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

10.44	Amended and Restated Declaration of Trust, dated as of August 19, 2005, of Vineyard Statutory Trust IX (21)
10.45	Guarantee Agreement, dated as of August 19, 2005 (21)
10.46	Indenture dated as of May 16, 2006, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2036 (23)
10.47	Amended and Restated Declaration of Trust, dated as of May 16, 2006, of Vineyard Statutory Trust XI (23)
10.48	Guarantee Agreement, dated as of May 16, 2006 (23)
11	Statement regarding computation of per share earnings (23)
14	Code of Ethics (10)
21	Subsidiary of the Registrant (23)
23.1	Consent of KPMG LLP
23.2	Consent of Vavrinek, Trine, Day and Company LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002(23)

___________________

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-18217) filed by the Registrant with the Commission on December 19, 1996.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 filed by the Registrant with the Commission.

(3)	Incorporated by reference from the Registrant’s Proxy Statement for a special meeting held on December 18, 2002 filed by the Registrant with the Commission on November 25, 2002.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed by the Registrant with the Commission on November 7, 2003.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Registrant with the Commission on March 30, 2001.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant with the Commission on March 28, 2003.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-2 (File No. 333-107493) filed by the Registrant with the Commission on July 30, 2003.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on June 21, 2004.

(9)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 22, 2003 filed with the Commission on April 14, 2003.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant with the Commission on March 22, 2004.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed by the Registrant with the Commission on November 10, 2004.

(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 10, 2004.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Registrant with the Commission on March 10, 2005.

(14)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 25, 2005 filed with the Commission on April 18, 2005.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed by the Registrant with the Commission on November 4, 2005.

(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 20, 2006.

(17)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on October 5, 2006

(18)	Incorporated by reference from the Registrant’s Proxy Statement for an annual meeting held on May 24, 2006 filed with the Commission on April 17, 2006.

(19)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 17, 2006.

(20)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed by the Registrant with the Commission on August 4, 2006

(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Registrant with the Commission on March 14, 2006.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on April 15, 2005.

(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed by the Registrant with the Commission on March 7, 2007.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereto duly authorized on this 12th day of June, 2007.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman A. Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Executive Vice President and Chief Financial Officer