Form 10-Q
period 2007-06-30
VINEYARD NATIONAL BANCORP
filed 2007-08-09
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: 10,917,058 shares of common stock as of July 31, 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006,
AND DECEMBER 31, 2006

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

We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein.  For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk,” included in this report and Part I, Item 1A “Risk Factors,” included in our 2006 Annual Report on Form 10-K/A filed with the Securities Exchange Commission (“SEC”) on June 12, 2007.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I.  FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2007 AND DECEMBER 31, 2006
(unaudited)

(Dollars in Thousands)	June 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$65,526	$35,129
Investment securities	199,403	217,907
Loans, net of unearned income	2,032,168	1,902,244
Less: Allowance for loan losses	(21,255)	(19,689)
Net Loans	2,010,913	1,882,555
Bank premises and equipment, net	18,861	20,402
Accrued interest	11,752	11,577
Other real estate owned	11,653	-
Federal Home Loan Bank ("FHLB") and other stock, at cost	24,390	15,693
Deferred income tax asset	17,056	15,475
Goodwill and other intangibles	42,884	43,265
Other assets	14,113	15,736
TOTAL ASSETS	$2,416,551	$2,257,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$301,281	$292,917
Interest-bearing	1,561,211	1,513,496
Total Deposits	1,862,492	1,806,413

FHLB advances	210,000	126,000
Other borrowings	26,000	40,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	25,552	21,796
TOTAL LIABILITIES	2,244,514	2,114,679

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2007 and 2006	9,665	9,665
Series D- no par value, issued and outstanding 2,300,000
and 0 shares in 2007 and 2006, respectively	22,029	-
Common stock - no par value, authorized 52,500,000 shares;
issued 11,586,138 and 11,661,269 shares
in 2007 and 2006, respectively	121,767	109,458
Additional paid-in capital	292	2,149
Retained earnings	49,123	52,105
Treasury stock, 669,080 and 721,959 shares, at cost
in 2007 and 2006, respectively	(19,114)	(20,639)
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(5,487)	(5,765)
Accumulated other comprehensive loss, net of income taxes	(6,238)	(3,913)
TOTAL STOCKHOLDERS' EQUITY	172,037	143,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,416,551	$2,257,739

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

(Dollars in Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$44,518	$35,274	$86,729	$66,449
Interest on investment securities	2,967	3,020	5,905	6,092
TOTAL INTEREST INCOME	47,485	38,294	92,634	72,541

Interest Expense
Interest on savings deposits (1)	6,513	4,615	13,052	8,404
Interest on time deposits in denominations of $100,000 or more	6,491	4,920	12,884	8,700
Interest on other time deposits	4,177	4,019	8,318	6,966
Interest on FHLB advances and other borrowings	6,934	4,394	12,517	9,374
TOTAL INTEREST EXPENSE	24,115	17,948	46,771	33,444
NET INTEREST INCOME	23,370	20,346	45,863	39,097

Provision for Loan Losses	(500)	(700)	(1,700)	(1,900)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,870	19,646	44,163	37,197

Other Income
Fees and service charges	416	442	899	719
Gain on sale of SBA loans and SBA broker fee income	581	853	1,181	1,397
Gain on sale of other loans	337	386	337	386
Other income	128	116	247	226
TOTAL OTHER INCOME	1,462	1,797	2,664	2,728

Other Expense
Salaries and employee benefits	7,856	6,672	15,450	13,173
Occupancy expense of premises	1,423	1,105	2,802	2,230
Furniture and equipment	1,052	1,029	2,131	2,022
Other	3,843	3,340	6,918	6,070
TOTAL OTHER EXPENSES	14,174	12,146	27,301	23,495
INCOME BEFORE INCOME TAXES	10,158	9,297	19,526	16,430
INCOME TAX PROVISION	4,156	3,857	8,015	6,829
NET INCOME	$6,002	$5,440	$11,511	$9,601

EARNINGS PER SHARE (2)
BASIC	$0.54	$0.52	$1.03	$0.95
DILUTED	$0.53	$0.50	$1.01	$0.91

CASH DIVIDENDS DECLARED PER SHARE (2)	$0.08	$0.08	$0.15	$0.15
CASH DIVIDENDS PAID PER SHARE (2)	$0.08	$0.08	$0.15	$0.15

See accompanying notes to consolidated financial statements.

__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.
(2)	Per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2005	$9,665	10,518,318	$78,832	$4,443		$36,454	$(6,304)	$(5,245)	(619,288)	$(17,860)	$99,985

Issuance of common stock		1,260,000	30,294								30,294
Exercise of stock options		49,922	183								183
Purchase of treasury stock									(90,300)	(2,380)	(2,380)
Treasury stock adjustment for five
percent stock dividend in June 2007		(4,300)							4,300		-
Purchase of restricted stock		(43,049)		(1,209)							(1,209)
Reclassification of restricted stock awards		(227,905)		(3,134)							(3,134)
Vesting of restricted stock		8,937
Amortization of restricted stock				656							656
Share-based compensation expense				13							13
Release of ESOP shares				72			271				343
Cash dividends declared on
preferred stock						(430)					(430)
Cash dividends declared on
common stock						(1,604)					(1,604)
Comprehensive income
Net Income					$9,601	9,601					9,601
Unrealized security holding
losses (net of $2,477
tax benefit)					(3,421)			(3,421)			(3,421)
Total comprehensive income					$6,180
Balance at June 30, 2006	$9,665	11,561,923	$109,309	$841		$44,021	$(6,033)	$(8,666)	(705,288)	$(20,240)	$128,897

                                (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 (unaudited)
(continued)

(Dollars in Thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2006	$9,665	11,661,269	$109,458	$2,149		$52,105	$(5,765)	$(3,913)	(721,959)	$(20,639)	$143,060

Issuance of five percent stock dividend			12,309			(12,309)					-
Restricted shares surrendered to treasury									(3,446)	(83)	(83)
Transfer of treasury stock to restricted stock		(58,968)		(1,608)					58,968	1,608	-
Treasury stock adjustment for five
percent stock dividend in June 2007		2,643							(2,643)		-
Issuance of preferred stock	22,029										22,029
Purchase of restricted stock		(36,750)		(858)							(858)
Vesting of restricted stock		17,944									-
Amortization of restricted stock				546							546
Share-based compensation expense				66							66
Release of ESOP shares				(3)			278				275
Cash paid for fractional shares in
stock dividend distribution						(18)					(18)
Cash dividends declared on preferred
stock						(460)					(460)
Cash dividends declared on common
stock						(1,706)					(1,706)
Comprehensive income
Net Income					$11,511	11,511					11,511
Unrealized security holding
losses (net of $1,683
tax benefit)					(2,325)			(2,325)			(2,325)
Total comprehensive income					$9,186
Balance at June 30, 2007	$31,694	11,586,138	$121,767	$292		$49,123	$(5,487)	$(6,238)	(669,080)	$(19,114)	$172,037

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

(Dollars in Thousands)	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net Income	$11,511	$9,601
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	3,111	3,069
Provision for credit losses	1,300	1,900
FHLB stock dividends	(245)	(412)
Share-based compensation	66	13
Release of ESOP shares	275	343
Decrease in deferred tax assets	102	168
Increase/(decrease) in taxes payable	3,515	(214)
Decrease/(increase) in other assets	651	(1,365)
Gain on sale of property, plant, and equipment	-	(4)
Origination and purchase of held-for-sale loans,
net of principal payments	(8,258)	-
Proceeds from sale of held-for-sale loans	8,402	-
Gain on sale of loans	(777)	(925)
Decrease in unearned loan fees	(1,793)	(1,364)
Increase in interest receivable	(175)	(978)
Increase/(decrease) in interest payable	478	(17)
Increase in accrued expense and other liabilities	166	6,521
Total Adjustment	6,818	6,735
Net Cash Provided By Operating Activities	18,329	16,336

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	15,188	18,659
Purchase of FHLB & other stock	(8,452)	(7,945)
Redemption of FHLB stock	-	8,110
Origination and purchase of loans, net of principal payments	(205,626)	(251,666)
Proceeds from sale of loans	66,341	75,772
Proceeds from sale of property, plant, and equipment	-	4
Capital expenditures	(363)	(2,222)
Net Cash Used In Investing Activities	(132,912)	(159,288)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
          (unaudited)
          (continued)

(Dollars in Thousands)
	2007	2006
Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	$8,364	$22,426
Net increase in interest-bearing deposits	47,715	226,118
Net increase/(decrease) in FHLB advances	84,000	(142,000)
Decrease in other borrowings	(14,000)	(10,000)
Purchase of treasury stock	(83)	(2,380)
Purchase of restricted stock	(858)	(1,209)
Dividends paid on preferred stock	(463)	(409)
Dividends paid on common stock	(1,706)	(1,604)
Proceeds from exercise of stock options	-	183
Proceeds from issuance of preferred stock, net	22,029	-
Cash paid in lieu of fractional shares of stock dividend	(18)	-
Proceeds from issuance of common stock, net	-	30,294
Proceeds from issuance of junior subordinated debentures	-	18,000
Net Cash Provided By Financing Activities	144,980	139,419

Net Increase/(Decrease) in Cash and Cash Equivalents	30,397	(3,533)

Cash and Cash Equivalents, Beginning of year	35,129	28,630

Cash and Cash Equivalents, End of period	$65,526	$25,097

Supplemental Information
Net change in unrealized loss on investment securities	$4,008	$5,898
Interest paid	$46,293	$33,461
Income tax paid	$4,500	$5,420
Reclassification of restricted stock awards	$-	$3,134
Other real estate owned	$11,653	$-
Issuance of 5% stock dividend	$12,309	$-

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to in this report as “we”, “our”, “us”, or “the Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as five regional financial centers (“RFCs”) which operate exclusively to generate deposits and/or loans in Monterey, Orange, San Diego, Santa Clara and Ventura counties of California.

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

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  In our opinion, our unaudited consolidated financial statements (“Financial Statements”) contain all normal recurring and non-recurring adjustments necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, the results of operations for each of the three and six months ended June 30, 2007 and 2006, changes in stockholders’ equity and comprehensive income and results of cash flows for each of the six months ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These interim Financial Statements should be read in conjunction with the audited financial statements and notes included in our 2006 Annual Report on Form 10-K/A filed with the SEC on June 12, 2007.  Our results of operations for the three and six months ended June 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

A summary of our significant accounting and reporting policies follows:

Principles of Consolidation

The Financial Statements include accounts of the Company and the Bank. Inter-company balances and transactions have been eliminated in consolidation.

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

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate. Thereafter, OREO is carried at the lower of the carrying value of the asset or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Expenses of operating or holding the property will be expensed as incurred and included in other non-interest expense. Subsequent declines in the fair value of OREO below the new cost basis will be recorded through the use of a valuation allowance. We had $11.7 million and $0 in OREO on our Consolidated Statements of Financial Condition at June 30, 2007 and December 31, 2006, respectively.

Loans Held for Sale

Loans held for sale in the secondary market are carried at lower of aggregated cost or estimated market value. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Net gains and losses on sales of loans are included in non-interest income.

Allowance for Credit Losses

The allowance for loan losses (“ALL”) and the reserve for unfunded commitments, when combined, are referred to as the allowance for credit losses.

The ALL is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the ALL is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit.  The reserve for unfunded commitments is included in other liabilities on our Consolidated Statements of Financial Condition, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statements of Income.

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

Note #2 – Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities which the company has chosen to measure at fair value.  This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of our fiscal year beginning January 1, 2008.  We are currently evaluating the potential impact this statement will have on our statements of financial condition and operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  We anticipate adopting SFAS No. 157 on January 1, 2008 and we are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial condition or operating results.

Note #3 - Share-Based Compensation

Stock Option Awards

Under the provisions of SFAS No. 123R, “Shared-Based Payment” (“SFAS No. 123R”), we recognize share-based compensation costs relating to stock option awards over the requisite service period of the award, which is generally the option vesting term.  We measure the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We also use historical data to estimate stock option exercise and forfeiture rates within our valuation model. The expected life of the options granted is derived from the award’s vesting period and the award recipient’s exercise history, if applicable, and represents the period of time that we expect the options to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate at the time of the grant.

On March 19, 2007, we granted 50,000 stock option awards (52,500 stock options as adjusted for the 5% stock dividend issued in June 2007) to our President and Chief Executive Officer, in accordance with the terms of his employment contract. There were no other stock options granted during the six months ended June 30, 2007. There were no stock options granted during the six months ended June 30, 2006. The assumptions relating to the stock option grant occurring in the six months ended June 30, 2007 were as follows:

Six months ended
June 30, 2007
Dividend yield	1.42%
Expected life (in years)	3.25
Expected volatility	27.14%
Risk-free rate	4.48%
Weighted average grant date fair value of options granted	$4.79

Our Consolidated Statements of Income for the three and six months ended June 30, 2007 included approximately $42,000 and $66,000, respectively, of share-based compensation expense relating to new and existing stock options. We recorded approximately $13,000 of share-based compensation expense for the three and six months ended June 30, 2006. We expect to record compensation expense associated with our outstanding unvested stock options according to the following schedule:

(Dollars in Thousands)

Year ended
December 31,	Compensation Costs
2007	$149
2008	$167
2009	$153
2010	$18

We have outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”) and the 2006 Incentive Stock Plan (the “2006 Plan”).  The 1997 Plan will expire in November 2007, after which shares may no longer be granted from this plan.  However, remaining unexercised shares previously granted from the 1997 Plan will not expire until the ten year anniversary of their grant date.  The 2006 Plan, which provides for the grant of stock options, restricted stock and stock appreciation rights, authorized 1.0 million shares, (which has been adjusted to 1.1 million shares to reflect the 5% stock dividend issued in June 2007) to be granted as share-based awards. As of June 30, 2007, 105,000 shares have been awarded from the 2006 Plan.

A summary of stock option activity under the 1997 Plan and the 2006 Plan during the six months ended June 30, 2007 is presented below. All stock options and weighted average exercise prices have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

(Dollars in Thousands, except per share data)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	388,575	$6.19	5.03 years
Granted	52,500	21.44	3.72 years
Exercised	-
Forfeited or expired	-
Outstanding at June 30, 2007	441,075	$8.01	4.43 years	$6,598
Exercisable at June 30, 2007	336,075	$3.87	4.72 years	$6,419

A summary of stock option activity under the 1997 Plan and the 2006 Plan during the six months ended June 30, 2006 is presented below:

(Dollars in Thousands, except per share data)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	448,502	$3.65	6.15 years
Granted	-
Exercised	(49,922)	3.66	5.68 years
Forfeited or expired	-
Outstanding at June 30, 2006	398,580	$3.65	5.65 years	$8,756
Exercisable at June 30, 2006	398,580	$3.65	5.65 years	$8,756

As of June 30, 2007, there were 105,000 unvested stock options outstanding.  A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at June 30, 2007	105,000	$4.78

A summary of the status of our non-vested stock options as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2005	8,397	$1.54
Granted	-	-
Vested	(8,397)	1.54
Forfeited or expired	-	-
Nonvested at June 30, 2006	-	$-

Restricted Share Awards

We grant restricted share awards periodically to employees and directors.  Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We continued to record compensation expense relating to restricted share awards, which amounted to $0.4 million and $0.5 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.7 million for the same periods in 2006, respectively.  As of June 30, 2007, we have $5.2 million non-vested restricted share awards, with a weighted average life to vest of 2.7 years, which are classified as “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the changes during the six months ended June 30, 2007 is presented in the table below. Restricted shares and weighted average fair value have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2006	224,344	$23.82
Granted	123,293	23.03
Forfeited	(30,106)	20.63
Vested	(17,944)	22.21
Outstanding at June 30, 2007	299,587	$23.91

Note #4 – Dividends

On May 14, 2007 our Board of Directors declared a quarterly cash dividend of $0.08 per common share which was paid on June 15, 2007 to shareholders of record as of June 1, 2007. We also paid a cash dividend of $0.08 per common share in March 2007, December 2006, September 2006, June 2006 and March 2006.

On May 23, 2007, our Board of Directors declared a $0.2 million cash dividend on the Series C Preferred Stock. The dividend was paid on July 2, 2007 to shareholders of record on June 15, 2007. We also paid a $0.2 million cash dividend on our Series C Preferred Stock in April 2007, January 2007, October 2006, July 2006 and April 2006.

On May 23, 2007, our Board of Directors declared a 5% stock dividend issued on June 22, 2007 to stockholders of record as of June 8, 2007. All share and per share data contained herein have been retroactively adjusted to reflect the 5% stock dividend.

Note #5 – Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and letters of credit.  To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in our Financial Statements.  Our exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments.

The following table presents a summary of our commitments and contingent liabilities as of June 30, 2007 and December 31, 2006:

(Dollars in thousands)	As of
	June 30, 2007	December 31, 2006
Commitments to extend credit	$652,634	$684,794
Commitments to extend credit
to directors and officers	$642	$1,411
Standby letters of credit	$8,481	$10,547
Commercial letters of credit	$-	$-

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

Legal Proceedings

In the normal course of business, we are subject to legal actions and complaints.  At June 30, 2007, we were not aware of any material pending legal action or complaint asserted against us.

Note #6 – Employee Stock Ownership Plan

During April 2004, our Board of Directors approved the formation of a Company-sponsored ESOP under the Vineyard National Bancorp Employee Stock Ownership Plan Trust (the “ESOP Trust”) for the benefit of our eligible full-time employees.  This leveraged ESOP is funded by a loan which is secured by the ESOP shares.  The number of shares released is based on the principal pay down of the loan balance.  The amount of shares allocated to each participant under the ESOP is based on the employee’s annual compensation.  ESOP shares vest twenty percent annually and become fully vested to employees upon the completion of five years of service with the Company.  ESOP participants are entitled to receive distributions of their vested balance from the ESOP account generally upon termination of service, which includes retirement and death.

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized $0.1 million and $0.3 million of compensation expense for the release of ESOP shares for the three and six months ended June 30, 2007, respectively and $0.2 million and $0.3 million of compensation expense for the same periods in 2006, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with Statement of Position 93-6,“Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”), we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released.  As of January 1, 2007, the ESOP had allocated 55,072 shares to participants. During the six months ended June 30, 2007, 2,159 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 52,913 allocated shares.  In January and April 2007, the ESOP released 6,097 and 6,355 shares, respectively, in conjunction with a paydown of the ESOP loan.  All shares released during 2007 will be allocated to participants in December 2007.

As of June 30, 2007, 52,913 of the ESOP shares were allocated to participants, and an additional 14,611 shares were released but unallocated to participants. The 259,987 unallocated shares represented 2.4% of the total number of common shares outstanding at June 30, 2007.  The fair value of unallocated ESOP shares as of June 30, 2007 was $6.0 million. All share amounts contained herein have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS. The weighted average number of shares has been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,002		$5,440		$11,511		$9,601
Less: Preferred stock dividends declared	(231)		(222)		(460)		(430)
Shares outstanding at end of period		10,917,058		10,856,635		10,917,058		10,856,635
Unreleased and unallocated ESOP shares		(245,376)		(269,817)		(245,376)		(269,817)
Impact of weighting shares
issued during the period		(1,251)		(455,097)		6,518		(927,329)
Used in basic EPS	$5,771	10,670,431	$5,218	10,131,721	$11,051	10,678,200	$9,171	9,659,489
Dilutive effect of outstanding
stock options and warrants		267,891		353,069		263,734		376,058
Used in diluted EPS	$5,771	10,938,322	$5,218	10,484,790	$11,051	10,941,934	$9,171	10,035,547

Note #8 - Noncumulative Preferred Stock

On June 26, 2007, we sold 2.3 million shares of 7.50% Series D Noncumulative Preferred Stock (“Series D Preferred Stock”) through a public stock offering. The Series D Preferred Stock was offered through a prospectus supplement pursuant to our effective shelf registration statement. The Series D Preferred Stock was issued at $10.00 per share for aggregate net proceeds of approximately $22.0 million. We will use the proceeds from this offering for working capital and for general corporate purposes. RBC Capital Markets Corporation acted as sole underwriter for the offering. The Series D Preferred Stock ranks equally to our Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock and senior to our common stock and is not convertible into or exchangeable for any other of our properties or securities.

Each share of Series D Preferred Stock bears a fixed annual dividend rate of 7.50%, payable quarterly. Cash dividends are payable on the 15th day of each March, June, September, and December of each year commencing on September 15, 2007 on a noncumulative basis when, as and if declared by our Board of Directors.

The Series D Preferred Stock does not have a maturity date. However, the Series D Preferred Stock may be redeemed at any time by us in whole or part on or after June 25, 2012 for cash at its $10.00 per share liquidation preference, plus any declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends.  We anticipate the Series D Preferred Stock will be listed on the American Stock Exchange and traded under the symbol “VXC.prD” during the third quarter of 2007.

Note #9 – Subsequent Events

Effective August 1, 2007, management decided not to renew the RFC lease in Carlsbad.

On August 2, 2007, our Board of Directors announced a $20.0 million increase to its stock repurchase program. The original stock repurchase program established in July 2002 for $2.0 million had been previously increased by an additional $35.0 million over the past four years. The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions, the company’s capital ratios and the company’s liquidity position. The shares repurchased by us under the stock repurchase program are to be held as treasury shares or restricted shares.

On August 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on September 7, 2007, to shareholders of record as of August 24, 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our business, financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our quarterly unaudited Financial Statements, and notes thereto, contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and with our annual report on Form 10-K/A for the year ending December 31, 2006.

General Business and Organization

Vineyard National Bancorp

We are a California corporation and a financial holding company that commenced business in December 1988.  Our common stock is listed on the NASDAQ Global Select Market and is publicly traded under the symbol “VNBC”.

Our principal business is to serve as a holding company for the Bank, a national banking association headquartered in Corona, California, which is located in the Inland Empire region of Southern California.  We may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (“FRB”) regulations.  We are also the sole common stockholder of ten statutory trusts (collectively, “the Trusts”), which were created to raise capital through the issuance of trust preferred securities.  At June 30, 2007, we had consolidated total assets of $2.4 billion, total deposits of $1.9 billion and consolidated stockholders’ equity of $172.0 million.

Vineyard Bank

The Bank, our wholly-owned subsidiary, is a national banking association primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities.  The Bank operates sixteen full-service banking centers located in each of the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland and Walnut, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California.  The Bank also has five RFCs in Monterey, Orange, San Diego, Santa Clara and Ventura counties of California.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

Executive Overview and Highlights

At June 30, 2007, we had $2.0 billion in gross loans, of which 29.7% are commercial real estate loans, 24.5% are luxury home construction loans, 11.8% are residential real estate loans, 9.0% are single-family residential (“SFR”) tract construction loans, 8.0% are commercial construction loans, 6.6% are commercial loans, 5.6% are land loans and 4.8% are consumer loans.  The majority of our loans are originated in our primary market areas throughout Southern and Northern California.

We attract deposits from the communities where we have established banking centers and RFCs by offering competitive interest rate products and providing value-added banking services.  We endeavor to obtain non-interest bearing deposits in order to fund our lending activities.  Our deposit portfolio at June 30, 2007 was comprised of 49.2% in time certificate of deposits, 34.6% in savings deposits (which include money market, NOW, and savings deposits) and 16.2% in demand deposits. Included in savings deposits at June 30, 2007 were money market brokered deposits in the amount of $45.7 million and Super NOW brokered deposits of $0.2 million which comprised 7.1% of savings deposits.

The following information provides our operating highlights for the second quarter of 2007.

Dividends

On May 14, 2007 our Board of Directors declared a quarterly cash dividend of $0.08 per common share which was paid on June 15, 2007 to shareholders of record as of June 1, 2007. Over the trailing twelve months, the cash dividends paid to common shareholders totaled approximately 15.7% of earnings. Per share amounts have been retroactively adjusted for the 5% stock dividend issued in June 2007.

On May 23, 2007, our Board of Directors declared a $0.2 million cash dividend on the Series C Preferred Stock which was paid on July 2, 2007 to shareholders of record as of June 15, 2007.

On May 23, 2007, our Board of Directors declared a 5% stock dividend issued June 22, 2007 to shareholders of record on June 8, 2007. We continue to focus on the management of capital, balance sheet effectiveness, operational efficiency and consistent EPS growth to provide long-term shareholder value.

Other Real Estate Owned

On May 29, 2007, we foreclosed on our largest non-performing loan in the amount of $11.7 million which is comprised of 100 residential lots in a planned development project within the Temecula Valley region of southern California. We are actively pursuing the disposition of this foreclosed asset. This asset has been categorized as OREO which was recorded at fair value upon acquisition on our Consolidated Statements of Financial Condition.

Preferred Stock Offering

On June 26, 2007, we completed the public offering of 2.3 million shares of Series D Preferred Stock through our shelf registration statement.  Our shelf registration statement, which we filed with the SEC in August 2005, allows us to offer and sell $125.0 million in debt and/or equity securities, the terms of which will be established at the time of offering by means of a written prospectus or prospectus supplement. As of June 30, 2007, there was $70.2 million in debt and/or equity securities available to be offered through the shelf registration statement.

We received net proceeds of approximately $22.0 million from this offering, which will be used for working capital and general corporate purposes. See Note #8 of the Notes to the Consolidated Financial Statements for additional information.

Our Strategic Plan

As we move forward in the development of our business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes our core values of creativity, integrity and flexibility.

Organic Growth Initiatives

We have been successful to date in expanding our loan portfolio through the specialty offerings discussed below.  Through the implementation of our asset-generating business initiatives, we have grown from $110.8 million in assets at December 31, 2000 to $2.4 billion in assets at June 30, 2007, while maintaining sound business practices. Historically, deposit generation to support the loan growth was largely the domain of our branching system.  However, we have recently employed various strategies to supplement our deposit gathering and funding operations as discussed below.

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

We will continue to develop new products and services to act as additional tools and resources to attract and retain customers, while simultaneously seeking low to moderate cost deposits and diversifying our loan portfolio.  As we strive to achieve increased depth and diversification in our business, markets and talent, we will continue to expand and develop our franchise.  This may include the establishment of new full-service banking centers and RFCs.  We will also continue to recruit talented individuals and teams that can bring skill sets and delivery systems to our business that are either consistent with our current products, services, and markets or that provide unique, synergistic and accretive business opportunities to our existing business.

Inorganic Growth Initiatives

While we strive to grow primarily through organic means, to the extent they are accretive to us and provide a means to efficiently implement our strategic growth initiatives, we may also acquire assets or merge businesses that are synergistic to our current business and our strategic goals.

Capital Strategy

Our strategic plan includes various methods of generating capital. We may offer and sell securities in order to raise additional capital. We filed a shelf registration statement with the SEC which became effective September 27, 2005. It provided us with the flexibility to publicly offer up to $125.0 million in debt and/or equity securities. As of June 30, 2007, there was $70.2 million in debt and/or equity securities available to be offered under the shelf registration statement. On June 26, 2007, we sold 2.3 million shares of Series D Preferred Stock through our shelf registration statement. We received proceeds of approximately $22.0 million, net of fees and expenses from this transaction. We may also raise capital through private transactions or through the issuance of trust preferred securities. Given the current market conditions relative to our stock valuation and the requisite coupon rate for the Series D Preferred Stock, we believe the offering of preferred stock was the most efficient way to raise capital.

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

•
Luxury Home Construction Lending:  We originate high-end single-family luxury home construction loans primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo, Redondo Beach, and the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  Although the general California real estate market has shown signs of slowing, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market (consisting of homes priced at $2.0 million and above) along the California coast and in other established affluent regions of California.  We believe the high employment level, strong incomes, wealth accumulation, stable interest rates and good schools in these luxury regions allow continued confidence in the stability of these markets.  These types of construction loans typically range from $1.0 million to $5.0 million.  In addition to establishing the Palo Alto RFC in February 2007, we plan to expand this group in new geographic areas similar in demographics to our existing market area. During the three and six months ended June 30, 2007, gross commitments generated for this loan product amounted to $94.0 million and $222.8 million, respectively. Our single-family luxury home construction loans outstanding amounted to $497.5 million and $514.4 million at June 30, 2007 and December 31, 2006, respectively, net of participations sold of $94.0 million and $86.7 million, respectively. As of June 30, 2007, we had $261.3 million in undisbursed single-family luxury home construction loan commitments.

•
Tract Construction Lending:  We originate SFR tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  While these loans are predominantly originated within the Inland Empire of Southern California, we have financed projects throughout California. Although there has been a steady pace in the housing market over the past few years, the Inland Empire’s housing market has slowed substantially. Although we believe the Inland Empire economy will expand modestly despite the diminishing number of residential construction jobs, we continue to review projects in this region at a measured pace and may employ loan advance limitations on housing stints based on absorption rates. These types of construction loans typically range from $5.0 million to $20.0 million on projects ranging in size from 6 to 165 lots.  During the three and six months ended June 30, 2007, gross commitments generated for this loan product amounted to $29.3 million and $56.5 million, respectively. Our SFR tract construction loans outstanding amounted to $183.4 million and $152.1 million at June 30, 2007 and December 31, 2006, respectively, net of participations sold of $0.0 and $3.2 million, respectively.  As of June 30, 2007, we had $108.9 million in undisbursed SFR tract construction loan commitments.

•
Small Business Administration (“SBA”) Lending:  We offer SBA 7(a) and 504 loans to small businesses throughout our market area.  SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing.  The federal government guarantees 75% to 85% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses. We generally sell the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 105% and 110%.  We had $17.8 million and $12.4 million of outstanding SBA loans in our portfolio at June 30, 2007 and December 31, 2006, respectively, net of participations sold of $50.3 million and $50.4 million, respectively. In addition, we had $0.3 million of SBA loans held for sale at June 30, 2007. We did not have any SBA loans held for sale at December 31, 2006.

•
Non-Profit Services Group:  We provide loan and deposit services to non-profit organizations, including churches and private schools throughout our market area.  These activities are also a complement to our focus on strengthening and supporting local communities.  Loans to non-profit organizations amounted to $49.9 million and $45.6 million at June 30, 2007 and December 31, 2006, respectively.

•
Income Property Lending:  We have an income property lending division to service the lending needs in growing markets for commercial real estate and multi-family/apartments in California and neighboring states.

Commercial Real Estate
The commercial real estate loan portfolio includes loans on office buildings, retail outlets and industrial properties, the majority of which are located in the Inland Empire region, and Los Angeles and Orange counties.  The commercial real estate sector in Southern California has gained momentum over the past few years, fueled by continued growth in population and employment, continued business expansion, rising rental rates and limited supply of new office space. Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million.  We had a balance of $427.9 million and $355.1 million of income property commercial real estate loans generated from this division at June 30, 2007 and December 31, 2006, respectively.

Residential Real Estate
Our residential income property loan portfolio consists primarily of multi-family/apartment loans.  These loans are originated primarily in Los Angeles and Orange counties of California, with some lending in the Inland Empire region.  This market is currently benefiting from the weaker residential real estate market as potential home buyers are choosing to remain in rental housing.  Further, economic data seems to indicate that certain commercial real estate markets are expected to experience a continued tightening of vacancy rates and rising rents, suggesting that large investors may continue to view residential real estate related to multi-family/apartment buildings as a viable investment. Apartment loans typically range from $0.5 million to $5.0 million.  We had a balance of $175.0 million and $206.9 million of residential income property loans generated from this division at June 30, 2007 and December 31, 2006, respectively. Because multi-family/apartment loans generally command a lower yield relative to our other lending products, we have moderated the growth of this type of loan to optimize our overall portfolio yield.

Our residential mortgage loan portfolio does not contain any subprime mortgage loans and we are not originating subprime mortgage loans for resale. Residential mortgage loans held in the our portfolio were underwritten in accordance with regulatory requirements and internal underwriting policies and require, among other things, adequate collateral and a demonstrated ability to repay the loan through evidence of income and assets and/or pre-funded interest reserves. While there is an inherent risk in all types of lending and subsequent events may impact our portfolio, we believe that we have mitigated certain risks associated with our residential lending activities through diversification of product and collateral type, different durations, and greater probability of repayment through the underwriting processes we employ.

Specialty Deposit Product Offerings

As a complement to our lending product offerings, we also seek to improve our customers’ banking experiences by offering a vast array of technologically advanced deposit services.  These products and services include the following:

•
Branching System:  The majority of our full-service banking centers have recently been redesigned to offer a high-tech, high-service environment.  We have replaced the traditional teller lines with client service desks that incorporate both new account and traditional teller operations with state-of-the-art circulating cash machines present at each desk.  To further the reach of each of our banking centers, we may open RFCs which operate exclusively to generate deposits and/or loans.  We also offer courier services, internet-based banking, and ATMs and kiosks to make banking more convenient to our customers.

•
Cash Management:  To offer expedient banking with new and emerging technologies, we offer various cash management services to our customers.  These services facilitate business customers’ cash flow and aid in maximizing their investment potential by aligning products and services to a customer’s needs and include the following:

o
Remote Item Capture: This technology, also known as “electronic deposit”, allows clients to scan items for deposit and electronically send images of the items securely to our processor.  This service also provides customers with the convenience to perform banking activities from within their place of business and extend past our traditional branch hours.

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

Each of the foregoing specialty lending groups and depository services brings diversity to our traditional product lines, offering our customers greater flexibility while providing additional opportunities for us to serve new customers within our market areas.  In addition to obtaining new customers through RFCs, and providing them with new products, services and the latest technology, we also seek to expand our products and services into additional geographic markets by opening new full-service banking centers.  We may also use acquisitions of whole institutions or individual banking centers to augment our organic growth.  We will target these new markets based on, among other things, market research indicating stable economic growth, a diverse customer base, deposit and lending opportunities, and alignment with our strategic plan.

Critical Accounting Policies

In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to ALL and the fair value of carried securities.  We base our estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances.  These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Various elements of our accounting policies, by their nature, are inherently subject to estimates, valuation assumptions, and other subjective assessments. In particular, we have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are critical to our understanding of our Financial Statements. Our significant accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K/A filed with the SEC on June 12, 2007.  We believe the following policies are critical according to the SEC’s definition.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments.  The allowance for credit losses is comprised of the ALL and the allowance for unfunded commitments. These allowances account for probable credit losses in both the on-balance and off-balance sheet loan portfolios.

The amount of the ALL is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

We have implemented a risk rating system for our loan portfolio, which is the main tool we use in determining the appropriate level of the ALL.  We give each loan a risk level upon origination, and periodically assess it to determine if any changes to the risk rating are needed.  We assign each risk rating an inherent credit loss factor that determines the amount of the ALL provided for that group of loans with similar risk rating.  Credit loss factors may vary by geographic region or product type, based on our belief that there may ultimately be different credit loss rates experienced in each region or product.

The loan committee, comprised of members of the Bank’s management and board of directors, regularly examines the loan portfolio for performance and credit quality, adherence to underwriting standards, and status of impaired loans.   The loan committee is also responsible for reviewing and assessing the adequacy of the ALL, which includes reviewing any problem loans and the reserve computations and methodology.

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

The allowance for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit.  The allowance for unfunded commitments is included in other liabilities on our Consolidated Statements of Financial Condition, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statements of Income. We have established the allowance for unfunded commitments to absorb inherent losses associated with our commitment to lend funds.  We monitor the adequacy of this allowance regularly based on the current loan portfolio’s quality, trends in risk-rating, current economic conditions, loan concentrations, and historical information.

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

In order to evaluate the value of goodwill, we examine the goodwill associated with our one reporting unit, banking.  The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including market trends and multiples of companies engaged in similar lines of business and forecasts of future earnings.  If any of our assumptions in our valuation of goodwill change over time, the estimated value assigned to our goodwill could change significantly.  If our impairment analysis indicates that the fair value of the banking operations acquired is less than its carrying amount, we will write down the carrying value of goodwill through a charge to our Consolidated Statements of Income.

Core deposit intangibles (“CDI”) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties.  In preparing these valuations, the third parties consider variables including deposit servicing costs, attrition rates, and market discount rates.  CDI are amortized to expense using the sum-of-the-years digits method over their useful lives, which we have estimated to be 8 years, and are reviewed for impairment no less than annually.  If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of its fair value at that time.  If the fair value is below the carrying value, the intangible asset would be reduced to such fair value and additional amortization would be recognized.

Income Taxes

We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in our Consolidated Statements of Financial Condition.  Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. We consider the relative merits and risks of appropriate tax treatment in accordance with statutory, judicial and regulatory guidance.  However, fluctuations in our estimates in determining our tax provision may materially impact our results in a given reporting period.

Results of Operations

Overview

Net income for the three and six months ended June 30, 2007 was $6.0 million and $11.5 million, respectively, as compared to $5.4 million and $9.6 million for the same periods in 2006, respectively, representing increases of 10.3% and 19.9%, respectively.  Our earnings during the three and six months ended June 30, 2007 produced diluted earnings per share of $0.53 and $1.01, respectively, as compared to $0.50 and $0.91 for the same periods in 2006, respectively, representing increases of 6.0% and 11.0%, respectively.  Prior period earnings per share amounts have been retroactively adjusted for the 5% stock dividend issued in June 2007.

Our earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  The net interest margin is calculated by dividing net interest income by the average interest-earning assets for the period.  Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; (2) the relationship between repricing or maturity of our variable rate and fixed rate loans and securities, and our deposits and borrowings; and (3) the magnitude of our non-interest earning assets, including non-accrual loans and OREO.

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate increases, was 7.25% at December 31, 2005.  The FRB raised the targeted federal funds rate by 25 basis points in the first four meetings of 2006, and did not change the rate for the remainder of the year.  This activity in the federal funds rate prompted the prime rate to increase 100 basis points in the first half of 2006 and remain stable at 8.25% throughout 2007.

For the three and six months ended June 30, 2007, operating results demonstrated growth over the same period in 2006 as the volume of loans increased primarily due to organic growth and the Rancho Bank Merger in July 2006. At June 30, 2007, total deposits were $1.9 billion representing an increase of $56.1 million from December 31, 2006. Total deposits at June 30, 2007 included $45.9 million in brokered deposit accounts.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income (collectively, “total net revenue”), changed from 54.9% to 57.1% for the three months ended June 30, 2006 and 2007, respectively, and changed slightly from 56.2% to 56.3% for the six months ended June 30, 2006 and 2007, respectively.  The increase in our efficiency ratio resulted from higher operating expenses and lower non-interest income during the three and six months ended June 30, 2007 as compared to the same periods in 2006. For the three months ended June 30, 2007, total net revenue increased by 12.1% and operating expenses increased by 16.7% as compared to the same period in 2006 which resulted in a higher efficiency ratio. For the six months ended June 30, 2007, total net revenue increased by 16.0% and operating expenses increased by 16.2% as compared to the same period in 2006.

Net Interest Income

Total interest income for the three and six months ended June 30, 2007 was $47.5 million and $92.6 million, respectively, and was $38.3 million and $72.5 million for the same periods in 2006, respectively. Total interest expense was $24.1 million and $46.8 million for the three and six months ended June 30, 2007, respectively, and $17.9 million and $33.4 million for the same periods in 2006, respectively.  Therefore, the net interest income was $23.4 million and $45.9 million for the three and six months ended June 30, 2007, respectively, and $20.3 million and $39.1 million for the same periods in 2006, respectively.

For the three and six months ended June 30, 2007, interest income from loans increased 26.2% and 30.5%, respectively, to $44.5 million and $86.7 million, respectively, compared to $35.3 million and $66.4 million, for the same periods in 2006, respectively.  This increase was a result of the growth in our loan portfolio, coupled with an increase in rates on our existing variable-rate loans.  During the first half of 2007, we increased SFR tract construction loans by 20.6%, commercial construction loans by 20.9%, commercial real estate loans by 13.7%, and consumer loans by 48.3%.  In addition, we generated gross loan commitments of $0.6 billion during the six months ended June 30, 2007, including $222.8 million of originations in luxury home construction loans, $110.1 million of originations in commercial real estate loans, $65.8 million of originations in commercial construction loans, $56.5 million of originations in SFR tract construction loans and $52.8 million of originations in commercial loans.  We monitor our loan portfolio composition on a monthly basis to minimize risk while maximizing our loan yield.  We also evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.   For the second quarter of 2007, we had $0.7 million in unrecognized interest income related to non-performing loans.

For the three months ended June 30, 2007, loan fee income represented $2.4 million or 5.4% of the $44.5 million in interest and fees on loans.  For the three months ended June 30, 2006, loan fee income was $3.3 million or 9.2% of the $35.3 million in interest and fees on loans.  For the six months ended June 30, 2007, loan fee income represented $4.8 million or 5.5% of the $86.7 million in interest and fees on loans.  For the six months ended June 30, 2006, loan fee income was $6.4 million or 9.6% of the $66.4 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans and commercial real estate loans generate the majority of loan origination fee income.  The amortized loan fee income earned has decreased and the percentage of such loan fees earned has decreased as a percentage of total interest and fees, due to the origination of longer duration assets, such as commercial real estate loans, whereby fees are amortized over a longer period.  The decrease in fees is a result of the strategy to diversify the loan portfolio.

Interest income from investment securities totaled $3.0 million and $5.9 million for the three and six months ended June 30, 2007, respectively, as compared to $3.0 million and $6.1 million for the same periods in 2006, respectively. Our investment portfolio decreased $18.5 million or 8.5% during the six months ended June 30, 2007, primarily as a result of principal pay downs, resulting in a decline in the related interest income.

Interest expense on deposits totaled $17.2 million and $34.3 million for the three and six months ended June 30, 2007, respectively as compared to $13.6 million and $24.1 million for the same periods in 2006, respectively, resulting in increases of 26.8% and 42.3% for the same periods, respectively.  The increase in interest expense is mainly associated with an increase in our average interest-bearing deposits coupled with an increase in interest rates.  Average interest-bearing deposits increased from $1.3 billion and $1.2 billion for the three and six months ended June 30, 2006, respectively to $1.5 billion for the same periods in 2007.  We continue to offer promotional deposit products, generally consisting of time and money market products, to capture additional market share in each of our banking center geographic locations.

Interest expense on borrowings increased from $4.4 million and $9.4 million for the three and six months ended June 30, 2006, respectively, to $6.9 million and $12.5 million for the same periods in 2007, respectively.  This resulted from the increase in our average total borrowings during the three and six months ended June 30, 2007 by $165.7 million and $74.0 million, respectively, as compared to the same periods in 2006.

Net Interest Margin

For the six months ended June 30, 2007, loan growth exceeded deposit growth, causing us to increase our use of higher-cost borrowings, such as FHLB advances. In addition, we made use of $45.9 million in brokered deposits as we believed this to be an efficient and cost-effective source of funds to augment organic deposit origination to fund our loan growth. We will continue to focus on obtaining low cost deposits to support the growth of the loan portfolio and to reduce our borrowings, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

The yield on our total interest-earning assets was 8.4% for the three months ended June 30, 2006 and 2007, and was 8.2% and 8.4% for the six months ended June 30, 2006 and 2007, respectively.  Our average loan balance, which grew due to the Rancho Bank Merger as well as through organic growth, was 89.4% and 89.2% of total average interest-earning assets for the three and six months ended June 30, 2007, respectively, as compared to 85.4% and 84.7% of total average interest-earning assets for the same periods in 2006, respectively.  The majority of investment securities are fixed-rate, and thus the yield from investments only changes slightly from slower premium amortization as the market rates increase and as the estimated life of the investments are adjusted.

The cost of interest-bearing liabilities increased from 4.6% and 4.4% for the three and six months ended June 30, 2006, respectively, to 5.0% for the three and six months ended June 30, 2007, as we made rate adjustments in a highly competitive market for deposits. In addition, the cost of interest-bearing liabilities has increased due to higher borrowing costs.  The increase from rising rates was partially offset by the low cost of deposits assumed in the Rancho Bank Merger.  We are increasing our focus and efforts on providing deposit growth through our existing community banking network, developing our commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas.

The average interest cost on FHLB advances increased from 4.8% and 4.6% for the three and six months ended June 30, 2006, respectively, to 5.0% for the three and six months ended June 30, 2007, as interest rates were higher during 2007 compared to the same periods in 2006.  Similarly, the cost of other borrowings which is comprised of federal funds purchased and draw downs on our secured and unsecured lines of credit, increased 10 and 28 basis points for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  The average balance of other borrowings increased by $44.4 million and $34.6 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

The cost of subordinated debt increased from 8.3% and 8.0% for the three and six months ended June 30, 2006, respectively, to 8.6% and 8.7%, for the three and six months ended June 30, 2007, respectively.  Similarly, the cost of junior subordinated debentures increased almost 30 and 50 basis points for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases in the cost of subordinated debt and junior subordinated debentures are a result of the higher interest rates in 2007, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with rising interest rates during the three and six months period ended June 30, 2007, resulted in a net interest margin of 4.13% and 4.15% for the three and six months ended June 30, 2007, respectively.  The margin decreased from the 4.45% and 4.44% levels for the three and six months ended June 30, 2006, respectively.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest-earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2007 and 2006.  Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in Thousands)	For the three months ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,037,736	$44,518	8.76%	$1,568,103	$35,274	9.02%
Investment securities (2)	214,992	2,641	4.92%	248,282	2,767	4.46%
Federal funds sold	2,323	31	5.27%	1,538	19	5.01%
Other investments	23,353	295	5.06%	17,742	234	5.29%
Total interest-earning assets	2,278,404	47,485	8.36%	1,835,665	38,294	8.37%
Other assets	129,410			63,619
Less: allowance for loan losses	(21,057)			(15,355)
Total average assets	$2,386,757			$1,883,929

Liabilities and Stockholders' Equity
Savings deposits (3)	$642,763	6,513	4.06%	$502,091	4,615	3.69%
Time deposits	820,421	10,668	5.22%	780,371	8,939	4.59%
FHLB advances	292,648	3,687	5.02%	180,496	2,173	4.83%
Other borrowings	48,285	830	6.80%	3,901	66	6.70%
Subordinated debt	5,000	109	8.61%	5,000	104	8.26%
Junior subordinated debentures	115,470	2,308	7.91%	106,293	2,051	7.64%
Total interest-bearing liabilities	1,924,587	24,115	5.01%	1,578,152	17,948	4.55%
Demand deposits	286,878			170,363
Other liabilities	24,800			17,948
Total average liabilities	2,236,265			1,766,463
Total average shareholders' equity	150,492			117,466
Total average liabilities and
stockholders' equity	$2,386,757			$1,883,929

Net interest spread (4)			3.35%			3.82%
Net interest income
and net interest margin (5)		$23,370	4.13%		$20,346	4.45%

(Dollars in Thousands)	For the six months ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,990,824	$86,729	8.79%	$1,504,497	$66,449	8.91%
Investment securities (2)	218,349	5,310	4.87%	252,953	5,639	4.46%
Federal funds sold	1,602	42	5.27%	917	22	4.91%
Other investments	20,916	553	5.33%	16,984	431	5.11%
Total interest-earning assets	2,231,691	92,634	8.37%	1,775,351	72,541	8.23%
Other assets	128,675			69,357
Less: allowance for loan losses	(20,488)			(14,766)
Total average assets	$2,339,878			$1,829,942

Liabilities and Stockholders' Equity
Savings deposits (3)	$651,039	13,052	4.04%	$480,295	8,404	3.53%
Time deposits	823,088	21,202	5.19%	720,248	15,666	4.39%
FHLB advances	249,220	6,241	5.01%	223,666	5,145	4.64%
Other borrowings	41,554	1,465	7.01%	6,956	235	6.73%
Subordinated debt	5,000	218	8.67%	5,000	202	8.04%
Junior subordinated debentures	115,470	4,593	7.91%	101,629	3,792	7.42%
Total interest-bearing liabilities	1,885,371	46,771	4.99%	1,537,794	33,444	4.38%
Demand deposits	282,394			166,173
Other liabilities	24,296			16,281
Total average liabilities	2,192,061			1,720,248
Total average shareholders' equity	147,817			109,694
Total average liabilities and
stockholders' equity	$2,339,878			$1,829,942

Net interest spread (4)			3.38%			3.85%
Net interest income
and net interest margin (5)		$45,863	4.15%		$39,097	4.44%

____________________

(1)
Interest on loans includes loan fees, which totaled $2.4 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively, and $4.8 million and $6.4 million for the six months ended June 30, 2007 and 2006, respectively.  The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Loan Losses and Unfunded Commitments

For the three months ended June 30, 2007 and 2006, the provision for loan losses was $0.5 million and $0.7 million, respectively. For the six months ended June 30, 2007 and 2006, the provision for loan losses was $1.7 million and $1.9 million, respectively.

Our ALL was $21.3 million at June 30, 2007 and $19.7 million at December 31, 2006.  During the six months ended June 30, 2007, the ALL increased by $1.6 million based on management’s review of several factors, including significant loan growth, underlying loan collateral, delinquency trends, current economic conditions and historical loan loss experience. Additions to the ALL are affected through the provision for loan losses.  Also affecting the ALL are loans charged off and loans recovered.  We had minimal net charge-offs which were 0.01% of total average loans for the six months ended June 30, 2007 and we had minimal net recoveries which were less than 0.01% of total average loans for the six months ended June 30, 2006.

During the first half of 2007, we decreased our allowance for unfunded commitments by $0.4 million, as a result of management’s analysis of this reserve.  The allowance for unfunded commitments was $1.0 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively.  The allowance for credit losses totaled $22.3 million or 1.1%, and $21.1 million or 1.1% of gross on-balance sheet loans at June 30, 2007 and December 31, 2006, respectively.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2007 and 2006 was $1.5 million and $1.8 million, respectively, representing a decrease of $0.3 million or 18.6%. The decrease was a result of a decrease in gains on sale of SBA loans and SBA broker fees due to fewer sales made during the year as compared to the same period in 2006. Non-interest income for the six months ended June 30, 2007 decreased slightly, by approximately $64,000 or 2.3% as compared to the same period in 2006.

We generally sell the guaranteed portions of SBA loans originated, and have also sold the unguaranteed portion of certain SBA loans.  The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.6 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and amounted to $1.2 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.  Income from fees and service charges was $0.4 million for the three months ended June 30, 2007 and 2006, and $0.9 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

The gain on sale of non-SBA loans amounted to $0.3 million for the three and six months ended June 30, 2007 and $0.4 million for the same periods in 2006.

Non-Interest Expense

Our non-interest expense for the three months ended June 30, 2007 and 2006 was $14.2 million and $12.1 million, respectively, and $27.3 million and $23.5 million for the six months ended June 30, 2007 and 2006, respectively.  Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, reserve for unfunded commitments, and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. As we have continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions.  With the opening of new RFCs, we have recruited seasoned banking professionals to contribute to the continued growth as well as provide the infrastructure needed to support longer-term growth.  In addition, we added 49 employees from the Rancho Bank Merger in July 2006, which increased our salary and benefit expenses.  These changes have increased our salaries and employee benefits expense by $1.2 million or 17.7% to $7.9 million for the three months ended June 30, 2007 as compared to the same period in 2006, and by $2.3 million or 17.3% to $15.5 million for the six months ended June 30, 2007 as compared to the same period in 2006.

(ii)
Occupancy expense amounted to $1.4 million and $2.8 million for the three and six months ended June 30, 2007, respectively, in comparison to $1.1 million and $2.2 million for the same periods in 2006, respectively. The increase in occupancy expense is primarily due to our expansion, including the addition of four new branches, as a result of the Rancho Bank Merger.  We also opened RFCs in Monterey and in Santa Clara during the third quarter of 2006 and first quarter for 2007, respectively, contributing to the higher occupancy expense for the three and six months ended June 30, 2007 than for the same periods in 2006.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.1 million and $2.1 million for the three and six months ended June 30, 2007, respectively, compared to $1.0 million and $2.0 million for the same periods in 2006, respectively.

(iv)
Other non-interest expense was $3.8 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively, and $6.9 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase is due primarily to our implementation of our strategy to grow our business and merger-related period costs, offset by our $0.4 million decrease in the provision for unfunded commitments during the three and six months ended June 30, 2007.

The following is a breakdown of other non-interest expense for the three and six months ended June 30, 2007 and 2006:

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other non-interest expense:
Data processing	$387	$262	$732	$478
Marketing	227	484	423	700
Professional services	832	854	1,479	1,279
Office supplies, postage and telephone	572	454	1,199	890
Insurance and assessments	413	179	765	345
Administrative	74	152	134	301
Business development	594	513	1,160	1,095
Other	744	442	1,026	982
Total other non-interest expense	$3,843	$3,340	$6,918	$6,070

Income Taxes

The provision for federal and state income taxes was $4.2 million and $8.0 million for the three and six months ended June 30, 2007, respectively, while the provision for federal and state income taxes was $3.9 million and $6.8 million for the same periods in 2006, respectively. These provisions for income taxes represent effective tax rates of 40.9% and 41.0% for the three and six months ended June 30, 2007, respectively, and 41.5 % and 41.6% for the same periods in 2006, respectively.

At June 30, 2007, there was no valuation allowance related to deferred tax assets as we believe it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.  We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  There was no change to our beginning retained earnings in connection with the implementation of FIN 48. Furthermore, there are no items that we believe constitute as an uncertain tax position and therefore, there are no items that are expected to reverse within twelve months.

Financial Condition

Assets

At June 30, 2007, total assets were $2.4 billion as compared with $2.3 billion at December 31, 2006.  Total assets at June 30, 2007 were comprised primarily of $2.0 billion in loans, net of unearned income and $0.2 billion in investment securities.  This represents an increase of $129.9 million or 6.8% in loans, net of unearned income, and a decrease of $18.5 million or 8.5% in investment securities from December 31, 2006.

Investments

We classify our investment securities into one of two categories: available-for-sale or trading securities.  In accordance with SFAS No. 115, investment securities available-for-sale and trading are carried at fair value and adjusted for amortization of premiums and accretion of discounts. All unrealized gains and losses on our available-for-sale securities are included in other comprehensive income in our stockholder’s equity section of the Consolidated Statements of Financial Condition.  Unrealized gains and losses on trading securities are included in the Consolidated Statements of Income.

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date. These investments are classified as trading securities with a corresponding liability in other liabilities on our Consolidated Statements of Financial Condition in accordance with Emerging Issues Task Force Abstract Issue No. 97-14 as these assets are considered assets of the Company.  Unrealized gains and losses, as well as dividend and interest income, including amortization of any premium or discount, are included in earnings.  Trading securities held in connection with the deferred compensation plan amounted to $5.4 million and $4.7 million at June 30, 2007 and December 31, 2006, respectively.

Our securities portfolio amounted to $199.4 million or 8.3% of total assets at June 30, 2007 and $217.9 million or 9.7% of total assets at December 31, 2006.  Our investment portfolio decreased during the six months ended June 30, 2007 as a result of principal paydowns of our mortgage-backed securities.  Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

The amortized cost and fair values of investment securities at June 30, 2007 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$5,081	$298	$-	$5,379

Available-for-sale securities:
U.S. agency securities	12,913	-	(812)	12,101
Mortgage-backed securities	189,525	-	(9,780)	179,745
Mutual funds	2,261	-	(83)	2,178
Total available-for-sale securities	204,699	-	(10,675)	194,024
Total Investment Securities	$209,780	$298	$(10,675)	$199,403

The amortized cost and fair values of investment securities at December 31, 2006 were as follows:

(Dollars in Thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,707	$-	$-	$4,707

Available-for-sale securities:
U.S. agency securities	12,515	-	(181)	12,334
Mortgage-backed securities	205,139	-	(6,437)	198,702
Mutual funds	2,213	-	(49)	2,164
Total available-for-sale securities	219,867	-	(6,667)	213,200
Total Investment Securities	$224,574	$-	$(6,667)	$217,907

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

(Dollars in Thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$12,101	$(812)	$12,101	$(812)
Mortgage-backed securities	-	-	179,745	(9,780)	179,745	(9,780)
Mutual funds	2,178	(83)	-	-	2,178	(83)
Total	$2,178	$(83)	$191,846	$(10,592)	$194,024	$(10,675)

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

As of June 30, 2007 and December 31, 2006, we had 22 investment securities that were in an unrealized loss position.  Despite the unrealized loss position of these securities, we have concluded, as of June 30, 2007, that these investments are not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost. The amortized cost and fair values of investment securities, available-for-sale at June 30, 2007, by contractual maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds with a fair value of $2.2 million are not included, as they do not have any stated maturity date.

(Dollars in Thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$12,913	$12,101
Mortgage-backed securities	10,600	10,424	178,925	169,321
Total	$10,600	$10,424	$191,838	$181,422

There were no sales of investment securities during the six months ended June 30, 2007 and 2006.  Included in stockholders’ equity at June 30, 2007 and December 31, 2006 was $6.2 million and $3.9 million, respectively, of net unrealized losses (net of $4.4 million and $2.8 million estimated tax benefit, respectively) on investment securities available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $8.7 million and $15.2 million for the three and six months ended June 30, 2007, respectively.  The estimated duration is approximately five years on such mortgage-backed securities as of June 30, 2007.

Securities with a fair value of $191.8 million and $211.0 million at June 30, 2007 and December 31, 2006, respectively, were pledged and held at the FHLB, yet unencumbered as the FHLB borrowings are secured by eligible loans.

Loans

Our loan portfolio grew by 6.8% during the first six months of 2007, net of loan participations and payoffs.  Loans, net of unearned income, increased by $129.9 million from $1.9 billion at December 31, 2006 to $2.0 billion at June 30, 2007.  Our increase in loans was primarily a result of organic growth.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, Santa Clara, San Diego and Ventura counties in California.  The concentrations of credit by type of loan are set forth below:

(Dollars in Thousands)	As of
	June 30, 2007	December 31, 2006

Commercial and industrial	$133,255	$122,257
Real estate construction and land:
Single-family luxury	497,494	514,385
Single-family tract	183,395	152,060
Commercial	162,514	134,404
Land	114,609	112,418
Real estate mortgage:
Commercial	604,157	531,159
Multi-family residential	185,450	222,470
Other residential	53,533	49,353
Consumer loans	97,752	65,914
All other loans (including overdrafts)	194	98
	2,032,353	1,904,518
Less:
Unearned premium on loans	2,627	1,696
Deferred loan fees	(3,108)	(3,970)
Loans, net of unearned income	$2,031,872	$1,902,244
Loans held-for-sale	$296	$-

We originate SBA loans and generally sell the guaranteed portions of the SBA loans to investors.  We had $17.8 million and $12.4 million of outstanding SBA loans at June 30, 2007 and December 31, 2006, respectively, net of participations sold of $50.3 million and $50.4 million, respectively. In addition, we had $0.3 million of SBA loans held for sale at June 30, 2007. We did not have any SBA loans held for sale at December 31, 2006. We had $5.0 million and $8.3 million of SBA loan participation sales during the three and six months ended June 30, 2007, respectively.

We also participated $58.6 million in luxury home construction loans and sold $2.7 million in land loans during the three and six months ended June 30, 2007. For commercial construction loans, we participated $2.2 million and $4.3 million for the three and six months ended June 30, 2007, respectively. We also purchased land loans in the amount of $9.0 million for the three and six months ended June 30, 2007.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold.  The balance of capitalized servicing rights included in other assets on our Consolidated Statements of Financial Condition at June 30, 2007 and December 31, 2006 was $0.9 million.  The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in Thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Servicing rights capitalized	$136	$167	$172	$222
Servicing rights amortized	$99	$175	$252	$343
Valuation allowances	$-	$-	$-	$-

The following table sets forth the activity relating to servicing rights for the six months ended June 30, 2007 and 2006.

(Dollars in Thousands)	Six months ended June 30,
	2007	2006
Servicing rights, beginning of year	$933	$1,358
Servicing rights added in period, net	172	222
Servicing rights amortized	(252)	(343)
Servicing rights, end of period	$853	$1,237

We had approximately $600.4 million and $568.7 million in loans pledged to secure FHLB borrowings at June 30, 2007 and December 31, 2006, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of June 30, 2007, based on the best information available.  The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The allowance for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in Thousands)	Six months ended June 30,
	2007	2006
Allowance for Loan Losses
Balance, beginning of period	$19,689	$13,762
Recoveries on loans previously charged off	19	50
Loans charged off	(153)	(19)
Provision charged to operating expense	1,700	1,900
Balance, end of period	$21,255	$15,693

Allowance for Unfunded Commitments
Balance, beginning of period	$1,396	$1,346
Net decrease charged to other expenses	(400)	-
Balance, end of period	$996	$1,346

Allowance for Credit Losses
Allowance for loan losses	$21,255	$15,693
Allowance for unfunded commitments	996	1,346
Allowance for credit losses	$22,251	$17,039

The provisions of SFAS No. 114“Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” permit the valuation allowance for loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, net of selling costs.

Nonperforming Assets

The following table sets forth the amounts and categories of our non-performing loans at the dates indicated.

(Dollars in Thousands)	As of
	June 30, 2007	December 31, 2006
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$150	$2,315
Real estate-mortgage	-	-
Consumer loans	-	-
Total loans past due more than 90 days
and still accruing	$150	$2,315
Renegotiated loans	$-	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$1,024	$-
Real estate-mortgage	10,973	14,400
Consumer loans	97	-
Total non-accrual loans	$12,094	$14,400

Total non-performing loans	$12,244	$16,715

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.7 million and $1.0 million for the three and six months ended June 30, 2007, respectively and $0.8 million for the year ended December 31, 2006.

In the third quarter of 2006, we placed an aggregate of $14.4 million of land development loans on non-accrual status, with the largest loan in the amount of $11.7 million. During the first quarter of 2007, we sold our interest in six loans aggregating $2.7 million, secured by land in various stages of entitlement. We recovered the loans’ principal balances and all associated legal costs. After weighing the legal and administrative costs involved, management strategically elected to forego the recovery of unrecognized interest income of approximately $0.2 million.

In the second quarter of 2007, we foreclosed on our largest non-performing loan in the amount of $11.7 million which is comprised of 100 residential lots in a planned development project within the Temecula Valley region of southern California. We are actively pursuing the disposition of this foreclosed asset. We have categorized this asset as OREO on our Consolidated Statements of Financial Condition.

During the three months ended June 30, 2007 we allocated a specific valuation allowance which relates to three of our non-accruing loans. The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in Thousands)	As of
	June 30,	December 31,
	2007	2006
Impaired loans with a specific valuation allowance	$10,100	$-
Impaired loans without a specific valuation allowance	2,144	16,715
Total impaired loans	$12,244	$16,715

Specific valuation allowance related to impaired loans	$198	$-

(Dollars in Thousands)	Six months ended	Year ended
	June 30, 2007	December 31, 2006
Average recorded investment in impaired loans	$16,613	$9,285
Cash receipts applied to reduce principal balance	$8,435	$1,093
Interest income recognized for cash payments	$67	$185

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities.  Our deposits, which were $1.9 billion at June 30, 2007, increased by $56.1 million or 3.1% compared to December 31, 2006.  The increase during the period was due mainly to an increase in time deposits (“TCD’s”) of $35.7 million, money market deposits of $13.3 million, and demand deposits of $8.4 million, partially offset by a decrease in savings deposit of $1.3 million. Included in the total interest-bearing deposits were money market brokered deposits in the amount of $45.7 million and Super NOW brokered deposits of $0.2 million. Brokered deposits are deposits purchased from a broker acting as an agent for a group of individual depositors. Depending on loan demand and other funding requirements, brokered deposits are an efficient and cost-effective source of additional liquidity to fund the gap between growth in our loan portfolio and core deposits.

As of June 30, 2007, our deposits were comprised of 16.2% in non-interest bearing deposits, 30.9% in money market, 3.7% in NOW and savings deposits, and 49.2% in TCD’s, while the composition of deposits was 16.2%, 31.2%, 3.9% and 48.7%, respectively, at December 31, 2006.

Our interest-bearing deposits as of June 30, 2007 and December 31, 2006 were comprised of the following:

(Dollars in Thousands)	As of
	June 30, 2007	December 31, 2006
Money market deposits	$575,867	$562,622
Savings and NOW deposits	69,471	70,741
Time deposits under $100,000	369,396	362,365
Time deposits of $100,000 or more	546,477	517,768
Total	$1,561,211	$1,513,496

At June 30, 2007, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in Thousands)

Three months or less	$285,560
Over three through twelve months	257,487
Over one through five years	3,430
$546,477

Borrowings

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds.  During the first half of 2007, we increased the balance of outstanding borrowings by $70.0 million in order to fund the increase in outstanding loan balances. Loan growth surpassed our deposit growth during the six months ended June 30, 2007 which necessitated an increase in FHLB borrowings.

In addition to FHLB borrowings, we have a $70.0 million secured line of credit with a correspondent bank which is collateralized by 100% of the Bank’s common stock. There was $26.0 million and $40.0 million outstanding under this secured line of credit as of June 30, 2007 and December 31, 2006, respectively.

We also have $131.0 million in unsecured borrowings lines with eight correspondent banks. We had $10.0 million outstanding from FHLB on our unsecured borrowing lines at June 30, 2007.  There was no outstanding balance on our unsecured borrowing lines at December 31, 2006.

We have a secured borrowing line with the FHLB totaling $964.1 million as of June 30, 2007, representing 40% of the Bank’s total assets.  Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans. Secured FHLB advances were $200.0 million and $126.0 million at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, we had $155.0 million in putable FHLB advances with a weighted average interest rate of 4.8%.  Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances by contractual maturity consisted of the following as of June 30, 2007:

(Dollars in Thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2007	4.76%	$25,000	$-
2008	5.08%	40,000	20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.85%	$200,000	$155,000

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments. The effective rate as of June 30, 2007 was 8.41%. The outstanding balance of this subordinated debt was $5.0 million at June 30, 2007 and December 31, 2006.

As of June 30, 2007 and December 31, 2006, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities.  Junior subordinated debentures as of June 30, 2007 consisted of the following:

(Dollars in Thousands)			As of June 30, 2007
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.96%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.71%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.41%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.21%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.36%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.61%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	7.06%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.96%	18,557
			$3,470	7.84%	$115,470

As provided by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, we do not consolidate the Trusts into our Financial Statements.  Our minority interests in the Trusts are included in other assets on our Consolidated Statements of Financial Condition.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The quantitative limits become effective on March 31, 2009, after a four-year transition period.  As of June 30, 2007, we have included a portion of our junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

Stockholders’ Equity

Stockholders’ equity was $172.0 million and $143.1 million at June 30, 2007 and December 31, 2006, respectively.  The increase of $29.0 million in stockholders’ equity during the six months ended June 30, 2007 relates mainly to net income of $11.5 million and the Series D Preferred Stock offering, resulting in $22.0 million of proceeds, net of issuance costs. These increases were partially offset by $2.2 million in preferred and common cash dividends declared and $2.3 million increase in unrealized loss.

The following table sets forth the information that was used in calculating our book value per common share as of June 30, 2007 and December 31, 2006. The prior period share and per share amounts were retroactively adjusted for the 5% stock dividend issued in June 2007.

	As of
	June 30, 2007	December 31, 2006

Period-end shares outstanding	10,917,058	10,939,310
Unreleased and unallocated ESOP shares	(245,376)	(257,828)
Used in basic book value per common share	10,671,682	10,681,482
Warrants (1) (3)	168,000	168,000
Used in book value per common share,
assuming exercise of warrants	10,839,682	10,849,482

Book value per common share, basic	$13.15	$12.49
Tangible book value per common share, basic (2)	$9.13	$8.44
Book value per common share, assuming
exercise of warrants (3)	$13.32	$12.66

(1)
Warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock.  These warrants have an exercise price of $23.81 per share and expire in June 2011. Share and per share data were retroactively adjusted for the 5% stock dividend issued in June 2007.

(2)	Tangible book value per common share is calculated by dividing common shareholders’ equity, less goodwill and other intangible assets, by common shares outstanding.

(3)
We consider the disclosure of “book value per common share, assuming exercise of warrants” to be a meaningful ratio, as it considers the potential effect of additional shares outstanding from the exercise of warrants.

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

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors.  Our liquidity position is monitored daily and is reported to the board of directors monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities.  We strive to maintain a liquidity ratio of 10% to 15% of net liquid assets to total assets.  To achieve our liquidity objectives, we employ various strategies including funding growth, increasing borrowing facilities, and asset distribution strategies. Our primary sources of funds are deposits; however, we also utilize alternative sources of funds such as FHLB advances, brokered deposits and other unsecured borrowings to provide liquidity as needed and are an important part of having flexibility and efficient execution of the asset-liability management strategy. The Bank’s loan to deposits and borrowings ratio was 96.3% and 96.8% at June 30, 2007 and December 31, 2006, respectively.

We believe the level of our liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets represent approximately 15.9% of total consolidated assets at June 30, 2007. The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs.  As of June 30, 2007, we had $26.0 million outstanding on our $70.0 million credit facility with a correspondent bank and $10.0 million from FHLB on our $131.0 million of unsecured borrowing lines with eight correspondent banks.  In addition, we have an advance line with FHLB which allows us to borrow up to 40% of the Bank’s total assets.  As of June 30, 2007, we have a total borrowing capacity from FHLB of approximately $964.1 million, of which $200.0 million is outstanding.  This capacity can be used only if eligible collateral has been pledged to the FHLB.  The FHLB advance line is collateralized by our capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

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

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors.  The shares were offered through a prospectus supplement pursuant to our effective $125.0 million shelf registration statement, which was filed with the SEC in May 2006.  The transaction involved the sale of 1.3 million shares of our common stock at a purchase price of $25.24 per share.  We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, partially fund the merger with Rancho Bank and for general corporate purposes. All share and per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

On June 26, 2007 we completed the public offering of 2.3 million shares of Series D Preferred Stock at a price of $10.00 per share. The shares were offered through a prospectus supplement pursuant to our effective shelf registration statement. We received proceeds of approximately $22.0 million, net of fees and expenses. We used the net proceeds raised from the sale of the Series D Preferred Stock for working capital and for general corporate purposes. RBC Capital Markets acted as sole underwriter for the offering. As of June 30, 2007, there was $70.2 million in debt and/or equity securities available to be offered under the shelf registration statement.

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

Quantitative measures established by regulation to ensure capital adequacy requires us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  We believe, as of June 30, 2007, that we meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below).  At June 30, 2007, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.2%, 11.3% and 11.2%, respectively.  On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%.  At June 30, 2007, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 11.7%, 7.7%, and 7.7%, respectively.  Following the Rancho Bank Merger, the Bank continued to be well capitalized and the Company continued to meet the minimum ratio requirements.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in Thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total capital to risk-weighted assets:
Bank	$285,049	12.21%	$186,800	8.0%	$233,500	10.0%
Consolidated	$274,518	11.74%	$187,100	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$262,798	11.25%	$93,400	4.0%	$140,200	6.0%
Consolidated	$180,356	7.71%	$93,600	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$262,798	11.22%	$93,700	4.0%	$117,100	5.0%
Consolidated	$180,356	7.68%	$93,900	4.0%	N/A	N/A

As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.0%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.0%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.0%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.0%	N/A	N/A

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at June 30, 2007, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in Thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(25,974)	-7.4%	$2,250	2.5%
100	$(14,540)	-4.2%	$772	0.9%
-100	$16,376	4.7%	$312	0.3%
-200	$25,186	7.2%	$581	0.6%

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

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case.  At June 30, 2007, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #5 of the Notes to the Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on June 12, 2007. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are subject to legal actions and complaints.  As of June 30, 2007, we were not aware of any material pending legal action or complaint asserted against us.

ITEM 1A.  RISK FACTORS

Refer to the risk factors listed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on June 12, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

(Dollars in Thousands)				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program

April 1-30, 2007	-	$-	-	$10,045
May 1-31, 2007	-	-	-	$10,045
June 1-30, 2007	-	-	-	$10,045
Total	-	$-	-

_______________________

(1)
In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million.  In each of December 2003, January 2005, and May 2005, we announced increases in our stock repurchase program of $5.0 million, and in October 2005 and August 2007, we announced additional increases of $20.0 million in our stock repurchase program for a total amount of $57.0 million.  Under our stock repurchase program, we have been acquiring our common stock shares in the open market from time to time.  Our stock repurchase program does not have an expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2007, we held our annual meeting of shareholders for the purpose of electing seven directors of the Company and ratifying the appointment of KPMG LLP as our independent auditors.

1. The results of the shareholder vote are set forth below:

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Frank S. Alvarez	9,208,796	-	349,923
David A. Buxbaum	9,200,971	-	357,748
Charles L. Keagle	9,207,752	-	350,967
James G. LeSieur	9,222,023	-	336,696
Norman A. Morales	9,458,804	-	99,915
Robb Quincey	9,241,372	-	317,347
Joel H. Ravitz	9,070,577	-	488,142

2.  Ratification of KPMG LLP as our independent auditors.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
9,490,642	29,228	38,849

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Restated Articles of Incorporation of Vineyard National Bancorp (2)
3.2	Amended and Restated Bylaws of Vineyard National Bancorp, a California Corporation (2)
3.3	Certificate of Determination of Floating Rate Series C Noncumulative Redeemable Preferred Stock (14)
3.4	Certificate of Determination of 7.50% Series D Noncumulative Preferred Stock (9)
4.1	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.2	Form of Warrant to Purchase Shares of Common Stock (4)
4.3	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.4	Registration Rights Agreement (4)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Amended and Restated Vineyard National Bancorp 1997 Incentive Stock Option Plan (7)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Amended and Restated Employment Agreement between Vineyard National Bancorp, Vineyard Bank, National Association and Norman A. Morales (6)*

10.13	Form of Change of Control Agreement (13)*
10.14	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association (11)
10.15	Vineyard National Bancorp 2006 Incentive Stock Plan (16)*
10.16	Form of 2006 Incentive Stock Plan Award Agreement (5)*
11	Statement regarding computation of per share earnings. See Note 7 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

___________________

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

(2)	Incorporated by reference from our Form 8-K filed with the SEC on August 8, 2007.

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 filed with the SEC.

(4)	Incorporated by reference from our Form 8-K filed with the SEC on June 21, 2004.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 filed with the SEC on November 9, 2006.

(6)	Incorporated by reference from our Form 8-K filed with the SEC on April 11, 2007.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 10, 2005.

(8)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(9)	Incorporated by reference from our Form 8-K filed with the SEC on June 26, 2007.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the SEC on November 10, 2004.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the SEC on May 10, 2006.

(12)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 25, 2005 filed with the SEC on April 18, 2005.

(13)	Incorporated by reference from our Form 8-K filed with the SEC on April 17, 2006.

(14)	Incorporated by reference from our Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 filed with the SEC on August 1, 2005.

(16)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 24, 2006 filed with the SEC on April 17, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2007.

VINEYARD NATIONAL BANCORP

By:   /s/ Norman A. Morales____________________
Norman Morales
President and Chief Executive Officer

By:   /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)