Form 10-Q
period 2007-09-30
VINEYARD NATIONAL BANCORP
filed 2007-11-05
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)
92879
(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: 10,545,795 shares of common stock as of November 2, 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006,
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

We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein.  For a discussion of some of the risks and uncertainties that might cause such a difference, see Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk,” included in this report and Part I, Item 1A “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I
ITEM I.  FINANCIAL STATEMENTS

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(unaudited)

(Dollars in thousands)	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$29,286	$35,129
Investment securities	195,362	217,907
Loans held-for-sale	143,737	-
Loans, net of unearned income	1,990,645	1,902,244
Less: Allowance for loan losses	(22,037)	(19,689)
Net Loans	1,968,608	1,882,555
Bank premises and equipment, net	18,593	20,402
Accrued interest	12,523	11,577
Other real estate owned	12,862	-
Federal Home Loan Bank ("FHLB") and other stock, at cost	21,194	15,693
Deferred income tax asset	15,837	15,475
Goodwill and other intangibles	42,730	43,265
Other assets	14,317	15,736
TOTAL ASSETS	$2,475,049	$2,257,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$292,172	$292,917
Interest-bearing	1,558,699	1,513,496
Total Deposits	1,850,871	1,806,413

FHLB advances	271,000	126,000
Other borrowings	33,100	40,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	24,239	21,796
TOTAL LIABILITIES	2,299,680	2,114,679

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2007 and 2006	9,665	9,665
Series D - no par value, issued and outstanding 2,300,000
and 0 shares in 2007 and 2006, respectively	21,961	-
Common stock - no par value, authorized 50,000,000 shares;
issued 11,618,009 and 11,661,269 shares
in 2007 and 2006, respectively	121,835	109,458
Additional paid-in capital	619	2,149
Retained earnings	53,099	52,105
Treasury stock, 818,214 and 721,959 shares, at cost
in 2007 and 2006, respectively	(21,935)	(20,639)
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(5,320)	(5,765)
Accumulated other comprehensive loss, net of income taxes	(4,555)	(3,913)
TOTAL STOCKHOLDERS' EQUITY	175,369	143,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,475,049	$2,257,739

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$45,627	$37,916	$132,356	$104,365
Interest on investment securities	3,058	3,010	8,963	9,102
TOTAL INTEREST INCOME	48,685	40,926	141,319	113,467

Interest Expense
Interest on savings deposits (1)	7,091	5,619	20,143	14,023
Interest on time deposits in denominations of $100,000 or more	7,170	5,873	20,054	14,573
Interest on other time deposits	4,720	4,574	13,038	11,540
Interest on FHLB advances and other borrowings	5,387	3,667	17,904	13,041
TOTAL INTEREST EXPENSE	24,368	19,733	71,139	53,177
NET INTEREST INCOME	24,317	21,193	70,180	60,290

Provision for Loan Losses	(1,000)	(1,175)	(2,700)	(3,075)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	23,317	20,018	67,480	57,215

Other Income
Fees and service charges	464	548	1,363	1,267
Gain on sale of SBA loans and SBA broker fee income	145	659	1,326	2,056
Gain on sale of other loans	-	36	337	422
Other income	82	117	329	343
TOTAL OTHER INCOME	691	1,360	3,355	4,088

Other Expense
Salaries and employee benefits	8,132	7,648	23,582	20,821
Occupancy	1,450	1,265	4,252	3,495
Furniture and equipment	1,104	1,146	3,235	3,168
Other	4,029	3,451	10,947	9,521
TOTAL OTHER EXPENSES	14,715	13,510	42,016	37,005
INCOME BEFORE INCOME TAXES	9,293	7,868	28,819	24,298
INCOME TAX PROVISION	3,822	3,214	11,837	10,043
NET INCOME	$5,471	$4,654	$16,982	$14,255

EARNINGS PER SHARE (2)
BASIC	$0.46	$0.42	$1.49	$1.36
DILUTED	$0.45	$0.40	$1.46	$1.31

CASH DIVIDENDS DECLARED PER SHARE (2)	$0.08	$0.08	$0.23	$0.23
CASH DIVIDENDS PAID PER SHARE (2)	$0.08	$0.08	$0.23	$0.23

See accompanying notes to consolidated financial statements.
__________________________________

(1)	Includes savings, NOW, and money market deposit accounts.
(2)	Per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2005	$9,665	10,518,318	$78,832	$4,443		$36,454	$(6,304)	$(5,245)	(619,288)	$(17,860)	$99,985

Issuance of common stock		1,260,000	30,287								30,287
Exercise of stock options		70,922	242								242
Purchase of treasury stock									(93,808)	(2,470)	(2,470)
Treasury stock adjustment for 5%
stock dividend in June 2007		(4,466)							4,466		-
Purchase of restricted stock		(44,099)		(1,237)							(1,237)
Reclassification of restricted stock		(227,905)		(3,134)							(3,134)
Vesting of restricted stock		23,983
Amortization of restricted stock				1,004							1,004
Share-based compensation expense				13							13
Release of ESOP shares				89			406				495
Cash dividends declared on
preferred stock						(666)					(666)
Cash dividends declared on
common stock						(2,453)					(2,453)
Comprehensive income
Net Income					$14,255	14,255					14,255
Unrealized security holding
gain (net of $191
tax provision)					263			263			263
Total comprehensive income					$14,518
Balance at September 30, 2006	$9,665	11,596,753	$109,361	$1,178		$47,590	$(5,898)	$(4,982)	(708,630)	$(20,330)	$136,584

                                    (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (unaudited)
(continued)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other	Treasury Stock
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive	Number of
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Shares	Amount	Total
Balance at December 31, 2006	$9,665	11,661,269	$109,458	$2,149		$52,105	$(5,765)	$(3,913)	(721,959)	$(20,639)	$143,060

Issuance of 5% stock dividend			12,309			(12,309)					-
Exercise of stock options		24,229	68								68
Restricted shares surrendered to treasury									(6,512)	(135)	(135)
Transfer of treasury stock to restricted stock		(62,900)		(1,721)					62,900	1,721	-
Treasury stock adjustment for 5%
stock dividend in June 2007		2,643							(2,643)		-
Issuance of preferred stock	21,961										21,961
Purchase of treasury stock									(150,000)	(2,882)	(2,882)
Purchase of restricted stock		(36,750)		(858)							(858)
Vesting of restricted stock		29,518									-
Amortization of restricted stock				932							932
Share-based compensation expense				107							107
Release of ESOP shares				(1)			445				444
Disgorgement of short swing profit				11							11
Cash paid for fractional shares in
stock dividend distribution						(18)					(18)
Cash dividends declared on preferred
stock						(1,070)					(1,070)
Cash dividends declared on common
stock						(2,591)					(2,591)
Comprehensive income
Net Income					$16,982	16,982					16,982
Unrealized security holding
losses (net of $464
tax benefit)					(642)			(642)			(642)
Total comprehensive income					$16,340
Balance at September 30, 2007	$31,626	11,618,009	$121,835	$619		$53,099	$(5,320)	$(4,555)	(818,214)	$(21,935)	$175,369

See accompanying noted to consolidated financial statements

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net Income	$16,982	$14,255
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	4,689	4,867
Provision for credit losses	2,100	3,125
FHLB stock dividends	(445)	(596)
Share-based compensation	107	13
Release of ESOP shares	444	495
Changes in assets and liabilities, net of effects from
merger with Rancho Bank
Increase in interest receivable	(946)	(1,875)
Increase in other assets	(691)	(1,318)
Decrease/(increase) in deferred tax assets	102	(3,432)
Increase/(decrease) in net taxes payable/receivable	2,437	(3,022)
Decrease in unearned loan fees	(2,149)	(750)
Increase in interest payable	588	1,042
Increase in accrued expense and other liabilities	671	7,587
Gain on sale of property, plant, and equipment	-	(4)
Origination and purchase of held-for-sale loans,
net of principal payments	(12,839)	-
Proceeds from sale of held-for-sale loans	10,697	-
Gain on sale of loans	(861)	(1,162)
Total Adjustment	3,904	4,970
Net Cash Provided By Operating Activities	20,886	19,225

Cash Flows From Investing Activities
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	22,525	29,029
Purchase of investment securities, net of effects from
merger with Rancho Bank	-	1,648
Purchase of FHLB & other stock	(10,755)	(9,945)
Redemption of FHLB stock	5,699	14,138
Cash acquired in merger with Rancho Bank	-	34,165
Origination and purchase of loans, net of principal payments	(307,888)	(384,213)
Proceeds from sale of loans	67,688	81,759
Proceeds from sale of property, plant, and equipment	-	4
Capital expenditures	(1,039)	(3,157)
Net Cash Used In Investing Activities	$(223,770)	$(236,572)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
          (unaudited)
          (continued)

(Dollars in thousands)
	2007	2006
Cash Flows From Financing Activities
Net (decrease)/increase in non-interest bearing deposits	$(745)	$14,127
Net increase in interest-bearing deposits	45,203	224,114
Net increase/(decrease) in FHLB advances	145,000	(87,000)
(Decrease)/increase in other borrowings	(6,900)	25,500
Purchase of treasury stock	(3,017)	(2,470)
Purchase of restricted stock	(858)	(1,237)
Dividends paid on preferred stock	(1,073)	(632)
Dividends paid on common stock	(2,591)	(2,453)
Proceeds from exercise of stock options	68	242
Proceeds from issuance of preferred stock, net	21,961	-
Cash paid in lieu of fractional shares of stock dividend	(18)	-
Cash received for disgorgement of short swing profit	11	-
Proceeds from issuance of common stock, net	-	30,287
Proceeds from issuance of junior subordinated debentures	-	18,000
Net Cash Provided By Financing Activities	197,041	218,478

Net (Decrease)/Increase in Cash and Cash Equivalents	(5,843)	1,131

Cash and Cash Equivalents, Beginning of year	35,129	28,630

Cash and Cash Equivalents, End of period	$29,286	$29,761

Supplemental Information
Net change in unrealized loss on investment securities	$1,106	$(454)
Interest paid	$70,551	$52,135
Income tax paid	$10,050	$13,060
Transfer of loans to other real estate owned	$12,862	$-
Transfer of loans held-for-investment to loans held-for-sale	$141,078	$-
Issuance of 5% stock dividend	$12,309	$-

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to in this report as “we”, “our”, “us”, or “the Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four regional financial centers (“RFCs”) which operate exclusively to generate deposits and/or loans in Monterey, Orange, Santa Clara and Ventura counties of California.

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

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  In our opinion, our unaudited consolidated financial statements (“Financial Statements”) contain all normal recurring and non-recurring adjustments necessary to present fairly our financial position at September 30, 2007 and December 31, 2006, the results of operations for each of the three and nine months ended September 30, 2007 and 2006, changes in stockholders’ equity and comprehensive income and results of cash flows for each of the nine months ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These interim Financial Statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.  Our results of operations for the three and nine months ended September 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate. Thereafter, OREO is carried at the lower of this new cost basis or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Expenses of operating or holding the property will be expensed as incurred and included in other non-interest expense. Subsequent declines in the fair value of OREO below the new cost basis will be recorded through the use of a valuation allowance. We had $12.9 million and $0 in OREO on our Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006, respectively.

Loans Held for Sale

Loans held for sale in the secondary market are carried at the lower of cost or estimated market value. At the time of transfer from loans held-for-investment to loans held-for-sale, any write-down in the loan’s cost basis attributable to its credit quality is reflected with a corresponding decrease in the allowance for loan losses (“ALL”).  Net unrealized losses due to changes in market rates are recognized through a valuation allowance by charges to income.  Gains or losses on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Net gains and losses on sales of loans are included in non-interest income.

Allowance for Credit Losses

The ALL and the reserve for unfunded commitments, when combined, are referred to as the allowance for credit losses.

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

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of and the risks associated with the undisbursed loan portfolio and letters of credit.  The reserve for unfunded commitments is included in other liabilities on our Consolidated Statements of Financial Condition, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statements of Income.

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans and the valuation of real estate acquired through foreclosures or in satisfaction of loans.

While we use available information to recognize losses on loans and other real estate owned, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses on loans and valuation of other real estate owned.  Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans and valuation of other real estate owned may change.

Reclassifications

We have made certain reclassifications to the prior year financial statements to conform to current year presentation.

Note #2 – Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This standard requires companies to display on the face of the balance sheet the fair value of those assets and liabilities which the company has chosen to measure at fair value.  This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings due to a company’s choice to use fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This standard will be effective as of our fiscal year beginning January 1, 2008.  We are currently evaluating the potential impact this standard will have on our statements of financial condition and operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  This statement will be effective as of our fiscal year beginning January 1, 2008.  We anticipate adopting SFAS No. 157 on January 1, 2008 and we are currently evaluating the potential impact that the adoption of SFAS No. 157 will have on our statements of financial condition and operating results.

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

On March 19, 2007, we granted 52,500 stock options (as adjusted for the 5% stock dividend issued in June 2007) to our President and Chief Executive Officer, in accordance with the terms of his employment contract. There were no other stock options granted during the nine months ended September 30, 2007 and 2006. The assumptions relating to the stock option grant occurring in the nine months ended September 30, 2007 were as follows:

Nine months ended
September 30, 2007
Dividend yield	1.42%
Expected life (in years)	3.25
Expected volatility	27.14%
Risk-free rate	4.48%
Weighted average grant date fair value of options granted	$4.79

Our Consolidated Statements of Income for the three and nine months ended September 30, 2007 included approximately $42,000 and $0.1 million, respectively, of share-based compensation expense relating to new and existing stock options. We recorded approximately $13,000 of share-based compensation expense for the three and nine months ended September 30, 2006. We expect to record compensation expense associated with our outstanding unvested stock options according to the following schedule:

(Dollars in thousands)

Year ended
December 31,	Compensation Costs
2007	$149
2008	$167
2009	$153
2010	$18

We have outstanding stock options which were granted under the 1997 Incentive Stock Option Plan (the “1997 Plan”) and the 2006 Incentive Stock Plan (the “2006 Plan”).  The 1997 Plan will expire in November 2007, after which shares may no longer be granted from this plan.  However, remaining unexercised shares previously granted from the 1997 Plan will not expire until the ten year anniversary of their grant date.  The 2006 Plan, which provides for the grant of stock options, restricted stock and stock appreciation rights, authorized 1.1 million shares (as adjusted to reflect the 5% stock dividend issued in June 2007) to be granted as share-based awards. As of September 30, 2007, 105,000 shares have been awarded from the 2006 Plan.

A summary of stock option activity under the 1997 Plan and the 2006 Plan during the nine months ended September 30, 2007 is presented below. All stock options and weighted average exercise prices have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$-
Granted	52,500	21.44	3.47 years	-
Exercised	(24,229)	2.81	4.26 years	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2007	416,850	$8.31	4.18 years	$3,506
Exercisable at September 30, 2007	311,850	$3.95	4.48 years	$3,982

A summary of stock option activity under the 1997 Plan and the 2006 Plan during the nine months ended September 30, 2006 is presented below:

(Dollars in thousands, except per share data)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	448,506	$3.65	6.15 years	$-
Granted	-	-	-	-
Exercised	(70,922)	3.41	5.38 years	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2006	377,584	$3.70	5.40 years	$7,938
Exercisable at September 30, 2006	377,584	$3.70	5.40 years	$7,938

As of September 30, 2007, there were 105,000 unvested stock options outstanding.  A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below.  All share and per share data has been retroactively adjusted to reflect the 5% dividend issued in June 2007.

		Weighted-
		Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at September 30, 2007	105,000	$4.78

A summary of the status of our non-vested stock options as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Options	Fair Value
Nonvested at December 31, 2005	8,397	$1.54
Granted	-	-
Vested	(8,397)	1.54
Forfeited or expired	-	-
Nonvested at September 30, 2006	-	$-

Restricted Share Awards

We grant restricted share awards periodically to employees and directors.  Restricted shares generally cliff vest after four years of service. Recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We continued to record compensation expense relating to restricted share awards, which amounted to $0.4 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $1.0 million for the same periods in 2006, respectively.  As of September 30, 2007, we had $4.9 million of non-vested restricted share awards, with a weighted average life to vest of 2.8 years, which are classified as “additional paid-in capital” in stockholders’ equity.

A summary of our outstanding restricted stock and the changes during the nine months ended September 30, 2007 is presented in the table below. Restricted shares and weighted average fair value have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2006	224,344	$23.82
Granted	136,108	22.70
Forfeited	(36,458)	21.25
Vested	(29,518)	18.35
Outstanding at September 30, 2007	294,476	$24.17

Note #4 - Noncumulative Preferred Stock

On June 26, 2007, we sold 2.3 million shares of 7.50% Series D Noncumulative Preferred Stock (“Series D Preferred Stock”) through a public stock offering. The Series D Preferred Stock was offered through a prospectus supplement pursuant to our effective shelf registration statement. The Series D Preferred Stock was issued at $10.00 per share for aggregate net proceeds of $22.0 million. We used the proceeds from this offering for working capital and for general corporate purposes. RBC Capital Markets Corporation acted as sole underwriter for the offering. The Series D Preferred Stock ranks equally to our Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) and senior to our common stock and is not convertible into or exchangeable for any other of our properties or securities.

Each share of Series D Preferred Stock bears a fixed annual dividend rate of 7.50%, payable quarterly. Cash dividends are payable on the 15th day of each March, June, September, and December of each year commencing on September 15, 2007 on a noncumulative basis.

The Series D Preferred Stock does not have a maturity date but may be redeemed at any time by us in whole or part on or after June 25, 2012 for cash at its $10.00 per share liquidation preference, plus any declared and unpaid dividends to the redemption date.  On August 20, 2007, the Series D Preferred Stock was listed on the American Stock Exchange (“AMEX”) and began trading under the symbol “VXC.PR.D”.

Note #5 – Dividends

On August 22, 2007, our Board of Directors declared cash dividends of $0.4 million and $0.2 million on the Series D Preferred Stock and Series C Preferred Stock, respectively.  The Series D Preferred Stock dividend was payable on September 17, 2007, to shareholders of record as of September 4, 2007.  The dividend on Series C Preferred Stock was payable on October 1, 2007 to shareholders of record on September 15, 2007.  We also paid a $0.2 million cash dividend on our Series C Preferred Stock in July 2007, April 2007, January 2007, October 2006, July 2006 and April 2006.

On August 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on September 7, 2007, to shareholders of record as of August 24, 2007. We also paid a cash dividend of $0.08 per common share in June 2007, March 2007, December 2006, September 2006, June 2006 and March 2006.

On May 23, 2007, our Board of Directors declared a 5% stock dividend issued on June 22, 2007 to shareholders of record as of June 8, 2007. We retroactively adjusted all share and per share data contained herein to reflect the 5% stock dividend.

Note #6 – Commitments and Contingencies

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

The following table presents a summary of our commitments and contingent liabilities as of September 30, 2007 and December 31, 2006:

(Dollars in thousands)	As of
	September 30, 2007	December 31, 2006
Commitments to extend credit	$615,178	$684,794
Commitments to extend credit
to directors and officers	$397	$1,411
Standby letters of credit	$7,984	$10,547
Commercial letters of credit	$-	$-

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

Legal Proceedings

In the normal course of business, we are subject to legal actions and complaints.  At September 30, 2007, we were not aware of any material pending legal action or complaint asserted against us.

Note #7 – Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock. The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized $0.2 million and $0.4 million of compensation expense for the release of ESOP shares for the three and nine months ended September 30, 2007, respectively and $0.2 million and $0.5 million of compensation expense for the same periods in 2006, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with Statement of Position 93-6,“Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”), we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released.  As of January 1, 2007, the ESOP had allocated 55,072 shares to participants. During the nine months ended September 30, 2007, 3,147 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 51,925 allocated shares.  In January, April and July 2007, the ESOP released 6,097, 6,355, and 7,070 shares, respectively, in conjunction with paydowns of the ESOP loan.  All shares released during 2007 will be allocated to participants in December 2007.

As of September 30, 2007, 51,925 of the ESOP shares were allocated to participants, and an additional 22,669 shares were released but unallocated to participants. The 260,975 unallocated shares represented 2.4% of the total number of common shares outstanding at September 30, 2007.  The fair value of unallocated ESOP shares as of September 30, 2007 was $4.4 million. All share amounts contained herein have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

Note #8 - Earnings per Share

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

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and nine months ended September 30, 2007 and 2006. We retroactively adjusted the weighted average number of shares to reflect the 5% stock dividend issued in June 2007.

(Dollars in thousands)	Three Months Ended September 30,
	2007		2006
	Income	Shares	Income	Shares
Net income as reported	$5,471		$4,654
Less: Preferred stock dividends declared	(610)		(236)
Shares outstanding at end of period		10,799,795		10,888,123
Unreleased and unallocated ESOP shares		(238,306)		(263,792)
Impact of weighting shares
issued during the period		25,944		(10,327)
Used in basic EPS	$4,861	10,587,433	$4,418	10,614,004
Dilutive effect of outstanding
stock options and warrants		229,761		357,563
Used in diluted EPS	$4,861	10,817,194	$4,418	10,971,567

(Dollars in thousands)	Nine Months Ended September 30,
	2007		2006
	Income	Shares	Income	Shares
Net income as reported	$16,982		$14,255
Less: Preferred stock dividends declared	(1,070)		(666)
Shares outstanding at end of period		10,799,795		10,888,123
Unreleased and unallocated ESOP shares		(238,306)		(263,792)
Impact of weighting shares
issued during the period		85,407		(643,174)
Used in basic EPS	$15,912	10,646,896	$13,589	9,981,157
Dilutive effect of outstanding
stock options and warrants		265,152		381,675
Used in diluted EPS	$15,912	10,912,048	$13,589	10,362,832

Note #9 – Stock Repurchase Program

On August 2, 2007, our Board of Directors announced a $20.0 million increase to our stock repurchase program. The stock repurchase program was established in July 2002 and had been increased by $37.0 million over the past five years. The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions, the company’s capital ratios and the company’s liquidity position. The shares which we repurchase under the stock repurchase program are to be held as treasury shares or restricted shares.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to our business, financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our quarterly unaudited Financial Statements, and notes thereto, contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and with our annual report on Form 10-K for the year ending December 31, 2006, as amended, filed with the SEC on June 12, 2007.

General Business and Organization

Vineyard National Bancorp

We are a California corporation and a financial holding company that commenced business in December 1988.  Our common stock is listed on the NASDAQ Global Select Market and is publicly traded under the symbol “VNBC”.

Our principal business is to serve as a holding company for the Bank, a national banking association headquartered in Corona, California, which is located in the Inland Empire region of Southern California.  We may, in the future, consider acquiring other businesses or engaging in other activities as permitted under the Federal Reserve Board (“FRB”) regulations.  We are also the sole common stockholder of ten statutory trusts (collectively, “the Trusts”), which were created to raise capital through the issuance of trust preferred securities.  At September 30, 2007, we had consolidated total assets of $2.5 billion, total deposits of $1.9 billion and consolidated stockholders’ equity of $175.4 million.

Vineyard Bank

The Bank, our wholly-owned subsidiary, is a national banking association primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds, to originate various types of loans and invest in investment securities.  The Bank operates sixteen full-service banking centers located in each of the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, La Verne, Lake Arrowhead, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland and Walnut, all of which are located within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California.  The Bank also has four RFCs in Monterey, Orange, Santa Clara and Ventura counties of California.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

Executive Overview and Highlights

At September 30, 2007, we had $2.0 billion in loans net of unearned income, which consisted mainly of 28.6% in commercial real estate loans, 29.0% in luxury home construction loans, 8.2% in commercial construction, 8.2% in single-family residential (“SFR”) tract construction loans and 8.0% in residential real estate loans. We also had $143.7 million in loans held-for-sale at September 30, 2007.  The majority of our loans are originated throughout Southern and Northern California in the communities where we currently have RFCs and banking centers.

We attract deposits from the communities where we have established banking centers and RFCs by offering competitive interest rate products and providing value-added banking services.  We endeavor to obtain non-interest bearing deposits in order to fund our lending activities.  Our deposit portfolio at September 30, 2007 was comprised of 48.5% in time certificate of deposits, 35.7% in savings deposits (which includes money market, NOW, and savings deposits) and 15.8% in demand deposits. We had $39.1 million of brokered money market and savings deposits at September 30, 2007, which comprised 2.1% of total deposits.

Our Strategic Plan

As we move forward in the development of our business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes our core values of creativity, integrity and flexibility.

Organic Growth Initiatives

We have been successful to date in expanding our loan portfolio through the specialty offerings discussed below.  Through the implementation of our asset-generating business initiatives, we have grown from $110.8 million in assets at December 31, 2000 to $2.5 billion in assets at September 30, 2007, while maintaining sound business practices. Historically, deposit generation to support the loan growth was largely the domain of our branching system.  However, we have recently employed various strategies to supplement our deposit gathering and funding operations as discussed below.

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

Capital Strategy

Our strategic plan includes various methods of generating capital. We may offer and sell securities in order to raise additional capital. We filed a shelf registration statement with the SEC which became effective September 27, 2005. It provided us with the flexibility to publicly offer up to $125.0 million in debt and/or equity securities. On June 26, 2007, we sold 2.3 million shares of Series D Preferred Stock through our shelf registration statement. We received proceeds of $22.0 million, net of fees and expenses from this transaction. We may also raise capital through private transactions or through the issuance of trust preferred securities. As of September 30, 2007, there was $70.2 million in debt and/or equity securities available to be offered under the shelf registration statement.

Specialty Lending Product Offerings

We emphasize the organic growth of our loan portfolio by augmenting our traditional commercial and residential loans with several specialty lending products.  These specialty product divisions, as described below, are each staffed with experienced lending professionals who focus on maintaining long-term relationships with customers and developing relationships with new customers within their respective product division’s business sector.  Each of these specialty lending divisions brings diversity to our traditional product lines, which in turn provides our existing customers with an array of specialty products and allows us to serve new customers throughout our primary market areas.  We are accelerating our efforts to reduce the risk profile in the current loan portfolio by focusing our core expertise in the diversified luxury home construction, commercial real estate and business lending product lines, while reducing our exposure in the tract home construction and land financing product lines.

•
Luxury Home Construction Lending:  We originate high-end SFR luxury home construction loans primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo, Redondo Beach, and the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe we have a competitive advantage based on established builder and customer relationships and expertise in the construction market.  Although the general California real estate market has shown signs of slowing, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market (consisting of homes priced at $2.0 million and above) along the California coast and in other established affluent regions of California.  We believe the high employment level, strong incomes, wealth accumulation, stable interest rates and good schools in these luxury regions allow continued confidence in the stability of these markets.  These types of construction loans typically range from $1.0 million to $5.0 million.

We established a Palo Alto RFC in February 2007 to generate SFR luxury home construction loans.  We plan to expand this division into new geographic areas similar in demographics to our existing market area. During the three and nine months ended September 30, 2007, gross commitments generated for this loan product amounted to $116.5 million and $339.4 million, respectively. Our SFR luxury home construction loans outstanding amounted to $577.2 million and $514.4 million at September 30, 2007 and December 31, 2006, respectively, net of participations sold of $76.9 million and $86.7 million, respectively. As of September 30, 2007 and December 31, 2006, we had $269.9 million and $265.0 million, respectively, in undisbursed SFR luxury home construction loan commitments.

•
Tract Construction Lending:  We originate SFR tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  The majority of these loans were originated within the Inland Empire of Southern California, and the rest were originated throughout California. This division has experienced a significant slowdown in the last few quarters, as home sales decline, inventory levels build, and this market continues to soften in pricing. As of September 30, 2007, we were financing 33 SFR tract construction projects within southern California, with the average commitment amount of $6.7 million. The amount, size and geographic diversity of these projects help mitigate some of the inherent risks within this product line. The majority of our builder clients continue to offer various buyer incentives to move inventory in this marketplace and complete projects based on on-going absorption rates. We have met with each of our clients to determine appropriate exit strategies and risk profiles for each project.

These types of construction loans typically range from $5.0 million to $20.0 million.  During the three and nine months ended September 30, 2007, gross commitments generated for this loan product amounted to $7.2 million and $63.7 million, respectively. Our SFR tract construction loans outstanding amounted to $163.4 million and $152.1 million at September 30, 2007 and December 31, 2006, respectively, net of participations sold of $0.0 and $3.2 million, respectively.  As of September 30, 2007 and December 31, 2006, we had $59.0 million and $150.7 million, respectively, in undisbursed SFR tract construction loan commitments.

•
Commercial Construction Lending:  We originate commercial construction loans, which include office buildings, retail space, churches, and multifamily/apartment construction projects.  At September 30, 2007, the majority of our projects related to low-rise office buildings and medical offices.  This product is mainly originated throughout Southern California, with 34% of projects in the Inland Empire, followed by 20% and 16% of projects in Orange and San Diego counties of Southern California, respectively.  Commercial real estate loans generated from this division typically range from $2.0 million to $25.0 million.  We had a balance of $163.6 million and $134.4 million of commercial construction loans at September 30, 2007 and December 31, 2006, respectively, net of unfunded commitments of $101.7 million and $119.1 million for the same periods, respectively.

•
Small Business Administration (“SBA”) Lending:  We offer SBA 7(a) and 504 loans to small businesses throughout our market area.  SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing.  The federal government guarantees 75% to 85% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses. We generally sell the guaranteed portion of the SBA loan at a premium sale price between 105% and 110%.  We had $16.4 million and $12.4 million of outstanding SBA loans in our portfolio at September 30, 2007 and December 31, 2006, respectively, net of participations sold of $50.2 million and $50.4 million, respectively. In addition, we had $2.7 million of SBA loans held for sale at September 30, 2007, which we anticipate selling in the fourth quarter of 2007 in order to achieve more efficient pricing execution.  We did not have any SBA loans held for sale at December 31, 2006.

•
Non-Profit Services Group:  We provide loan and deposit services to non-profit organizations, including churches and private schools throughout our market area.  These activities are also a complement to our focus on strengthening and supporting local communities.  Loans to non-profit organizations amounted to $57.7 million and $45.6 million at September 30, 2007 and December 31, 2006, respectively.

•
Income Property Lending:  We have an income property lending division to service the lending needs in growing markets for commercial real estate and multi-family/apartments in California and neighboring states.

Commercial Real Estate
The commercial real estate loan portfolio includes loans on office buildings, retail outlets and industrial properties, the majority of which are located in Los Angeles county, the Inland Empire region and Orange county.  We are increasing our efforts within the commercial real estate lending division with a focus on borrowers with substantial holdings, liquidity and strength, and expansive operations seeking to reposition mature properties. We have allocated significant personnel and resources during the past six months to building out our commercial income property lending operations, which also includes secondary marketing opportunities. The continuing efforts to balance the loan portfolio through loan sales and/or participations should ultimately enhance portfolio yields, provide for liquidity and expand diversification of risk.

Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million.  We had a balance of $374.6 million and $355.1 million of income property commercial real estate loans generated from this division at September 30, 2007 and December 31, 2006, respectively.  We also had $48.0 million in commercial real estate loans held-for-sale at September 30, 2007.

Residential Real Estate
Our residential income property loan portfolio consists primarily of multi-family/apartment loans.  These loans are originated primarily in Los Angeles and Orange counties of California, with some lending in the Inland Empire region.  This market is currently benefiting from low home affordability as potential home buyers are choosing to remain in rental housing.  Further, economic data seems to indicate that certain commercial real estate markets are expected to experience a continued tightening of vacancy rates and rising rents, suggesting that large investors may continue to view residential real estate related to multi-family/apartment buildings as a viable investment. In fact, throughout Los Angeles county, multifamily permitting outpaced SFR construction in recent periods.

Multi-family/apartment loans typically range from $0.5 million to $5.0 million.  We had a balance of $237.0 million and $206.9 million of residential income property loans generated from this division at September 30, 2007 and December 31, 2006, respectively. Because multi-family/apartment loans generally command a lower yield relative to our other lending products, we have moderated the growth of this type of loan to optimize our overall portfolio yield. To that end, we transferred $93.3 million of multi-family/apartment loans to held-for-sale status in September 2007, in anticipation of selling them during the fourth quarter of 2007 and reinvesting the proceeds into higher yielding loan products.

Specialty Deposit Product Offerings

As a complement to our lending product offerings, we also seek to improve our customers’ banking experiences by offering a vast array of technologically advanced deposit services.  These products and services include the following:

•
Branching System:  The majority of our full-service banking centers have recently been redesigned to offer a high-tech, high-service environment.  We have replaced the traditional teller lines with client service desks that incorporate both new account and traditional teller operations with state-of-the-art circulating cash machines present at each desk.  To further the reach of each of our banking centers, we may open additional RFCs which operate exclusively to generate deposits and/or loans.  We also offer courier services, internet-based banking, and ATMs and kiosks to make banking more convenient to our customers.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimates, valuation assumptions, and other subjective assessments. In particular, we have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are critical to our understanding of our Financial Statements. Our significant accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.  We believe the following policies are critical according to the SEC’s definition.

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

We have a risk rating system for our loan portfolio, which is the main tool we use in determining the appropriate level of the ALL.  We give each loan a risk level upon origination, and periodically assess it to determine if any changes to the risk rating are needed.  We assign each risk rating an inherent credit loss factor that determines the amount of the ALL provided for that group of loans with similar risk rating.  Credit loss factors may vary by geographic region or product type, based on our belief that there may ultimately be different credit loss rates experienced in each region or product.

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

Results of Operations

Overview

Net income for the three and nine months ended September 30, 2007 was $5.5 million and $17.0 million, respectively, as compared to $4.7 million and $14.3 million for the same periods in 2006, respectively, representing increases of 17.6% and 19.1%, respectively.  Our earnings during the three and nine months ended September 30, 2007 produced diluted earnings per share of $0.45 and $1.46, respectively, as compared to $0.40 and $1.31 for the same periods in 2006, respectively, representing increases of 12.5% and 11.5%, respectively.  Prior period earnings per share amounts have been retroactively adjusted for the 5% stock dividend issued in June 2007.

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

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate increases, was 8.25% at December 31, 2006.  In the third quarter of 2007, the FRB decreased the targeted federal funds rate by 50 basis points to 4.75%, which led the prime rate to decrease to 7.75%.

For the three and nine months ended September 30, 2007, operating results demonstrated growth over the same period in 2006 as the volume of loans increased primarily due to organic growth. At September 30, 2007, total deposits were $1.9 billion representing an increase of $44.5 million from December 31, 2006. Total deposits at September 30, 2007 included $39.1 million in brokered money market and saving deposit accounts.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income (collectively, “total net revenue”), improved from 59.9% to 58.8% for the three months ended September 30, 2006 and 2007, respectively, and improved slightly from 57.5% to 57.1% for the nine months ended September 30, 2006 and 2007, respectively.  The improvement in our efficiency ratio resulted from non-recurring operating expenses in 2006 due to transitional expenses related to the Rancho Bank Merger. For the three months ended September 30, 2007, total net revenue increased by 10.9% and operating expenses increased by 8.9% as compared to the same period in 2006 which resulted in an improved efficiency ratio. For the nine months ended September 30, 2007, total net revenue increased by 14.2% and operating expenses increased by 13.5% as compared to the same period in 2006.

Net Interest Income

Total interest income for the three and nine months ended September 30, 2007 was $48.7 million and $141.3 million, respectively, and was $40.9 million and $113.5 million for the same periods in 2006, respectively. Total interest expense was $24.4 million and $71.1 million for the three and nine months ended September 30, 2007, respectively, and $19.7 million and $53.2 million for the same periods in 2006, respectively.  Therefore, the net interest income was $24.3 million and $70.2 million for the three and nine months ended September 30, 2007, respectively, and $21.2 million and $60.3 million for the same periods in 2006, respectively.

For the three and nine months ended September 30, 2007, interest income from loans increased 20.3% and 26.8%, respectively, to $45.6 million and $132.4 million, respectively, compared to $37.9 million and $104.4 million, for the same periods in 2006, respectively.  This increase was a result of the growth in our loan portfolio.  During the nine months ended September 30, 2007, we increased luxury home construction loans by 12.2%, commercial construction loans by 21.7%, commercial and industrial loans by 20.9% and tract construction loans by 7.5%, offset by a 12.2% decrease in land loans.  In addition, multifamily loans decreased by 56.0%, mainly as a result of transferring $93.3 million of multifamily loans to held-for-sale status during the quarter ended September 30, 2007.   For the third quarter of 2007 and 2006, we had $0.6 million and $0.4 million, respectively, in unrecognized interest income related to non-performing loans.

We generated gross loan commitments of $0.9 billion during the nine months ended September 30, 2007, including $339.4 million of originations in luxury home construction loans, $143.2 million of originations in commercial real estate loans, $79.1 million of originations in commercial construction loans, $63.7 million of originations in SFR tract construction loans and $85.4 million of originations in commercial loans.  In addition, we had $143.7 million in loans held-for-sale at September 30, 2007, which includes $48.0 million of commercial real estate loans and $93.3 million of multifamily loans.  We transferred these commercial real estate and multifamily loans to held-for-sale status in September 2007, which we anticipate selling in the fourth quarter of 2007, for liquidity purposes and to increase profitability.

We monitor our loan portfolio composition on a monthly basis to manage risk while maximizing our loan yield.  To that end, we are moving our focus from higher-risk SFR tract construction and land loans toward commercial real estate and commercial and industrial loans.  In conjunction with our strategy to optimize our loan yield, management anticipates selling the loan pool described above, with a weighted average yield of 6.5% and reinvesting the proceeds into higher yielding loan products.  We evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.

For the three months ended September 30, 2007 and 2006, loan fee income was $2.1 million and $2.7 million, respectively, representing 4.5% and 7.0%, respectively, of total interest and fees on loans.  For the nine months ended September 30, 2007 and 2006, loan fee income was $6.8 million and $9.0 million, respectively, representing 5.2% and 8.6%, respectively of total interest and fees on loans.  Our loan fees have decreased due to the origination of longer duration assets as part of the strategy to diversify the loan portfolio into such loans as commercial real estate loans, whereby fees are amortized over a longer period.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans and commercial real estate loans generate the majority of loan origination fee income.

Interest income from investment securities totaled $3.1 million and $9.0 million for the three and nine months ended September 30, 2007, respectively, as compared to $3.0 million and $9.1 million for the same periods in 2006, respectively.

Interest expense on deposits totaled $19.0 million and $53.2 million for the three and nine months ended September 30, 2007, respectively as compared to $16.1 million and $40.1 million for the same periods in 2006, respectively, resulting in increases of 18.1% and 32.6% for the same periods, respectively.  The increase in interest expense resulted from an increase in our average interest-bearing deposits and increased interest rates associated with our promotional time and money market deposit products.  Average interest-bearing deposits increased from $1.4 billion and $1.3 billion for the three and nine months ended September 30, 2006, respectively to $1.6 billion and $1.5 billion for the same periods in 2007, respectively.  We continue to offer promotional deposit products, generally consisting of time and money market products, to capture additional market share in each of our banking center geographic locations.

Interest expense on borrowings increased from $3.7 million and $13.0 million for the three and nine months ended September 30, 2006, respectively, to $5.4 million and $17.9 million for the same periods in 2007, respectively.  This resulted from the increase in our average total borrowings during the three and nine months ended September 30, 2007 by $140.7 million and $96.5 million, respectively, as compared to the same periods in 2006.

Net Interest Margin

For the nine months ended September 30, 2007, loan growth exceeded deposit growth, causing us to increase our use of higher-cost borrowings, such as FHLB advances. In addition, we made use of $39.1 million in brokered deposits as we believed this to be an efficient and cost-effective source of funds to augment organic low-cost deposit origination to fund our loan growth. We will continue to focus on obtaining low cost core deposits to support the growth of the loan portfolio and to reduce our borrowings, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

The yield on our total interest-earning assets was 8.35% and 8.36% for the three months ended September 30, 2006 and 2007, respectively and was 8.27% and 8.36% for the nine months ended September 30, 2006 and 2007, respectively.

Our average loan balance continues to increase as a percentage of average interest-earning assets and was 89.6% and 89.3% of total average interest-earning assets for the three and nine months ended September 30, 2007, respectively, as compared to 86.4% and 85.3% of total average interest-earning assets for the same periods in 2006, respectively.  The yield on our loans was 9.0% and 8.7% for the three months ended September 30, 2006 and 2007, respectively, and was 8.9% and 8.8% for the nine months ended September 30, 2006 and 2007, respectively.  The yield on loans began declining in mid-2006 due to compression in construction yields resulting from higher competition in this product, as well as changes in the loan portfolio mix and lost interest income on non-accrual loans.

The majority of investment securities are fixed-rate, and thus the yield from investments only changes slightly from slower premium amortization as the market rates increase and as the estimated life of the investments are adjusted.

The cost of interest-bearing liabilities increased from 4.8% and 4.5% for the three and nine months ended September 30, 2006, respectively, to 5.0% for the three and nine months ended September 30, 2007, as we have increased our deposit rates in the midst of a highly competitive market for deposits. As a result of our promotional rate offerings, average interest-bearing deposits have increased from $1.4 billion and $1.3 billion for the three and nine months ended September 30, 2006 to $1.6 billion and $1.5 billion for the three and nine months ended September 30, 2007.  In addition, the cost of interest-bearing liabilities increased due to higher borrowing costs and higher reliance on borrowings.  We are increasing our focus and efforts on providing deposit growth through our existing community banking network, developing our commercial and business banking initiatives, as well as increasing strategic recruitment of personnel in both of these areas.

The average interest cost on FHLB advances increased from 4.8% and 4.7% for the three and nine months ended September 30, 2006, respectively, to 4.9% and 5.0% for the three and nine months ended September 30, 2007, respectively, as interest rates were higher during 2007 as compared to the same periods in 2006.  In addition, in 2007 we have relied more heavily on high-cost overnight FHLB borrowings to supplement deposit generation, thereby increasing our cost of borrowings.

The cost of subordinated debt changed from 8.7% and 8.3% for the three and nine months ended September 30, 2006, respectively, to 8.6% and 8.7%, for the three and nine months ended September 30, 2007, respectively.  The cost of junior subordinated debentures remained stable for the three months ended September 30, 2007 as compared to the same period in 2006, while increasing by approximately 30 basis points from the nine months ended September 30, 2006 to the same period in 2007. The increases in the cost of subordinated debt and junior subordinated debentures for the year-to-date 2007 are a result of the higher interest rates in 2007, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with rising interest rates, resulted in a net interest margin of 4.19% and 4.17% for the three and nine months ended September 30, 2007, respectively.  The margin decreased from the 4.32% and 4.40% levels for the three and nine months ended September 30, 2006, respectively.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest-earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2007 and 2006.  Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in thousands)	For the three months ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,070,975	$45,627	8.74%	$1,681,047	$37,916	8.95%
Investment securities (2)	206,681	2,610	5.05%	238,729	2,663	4.46%
Federal funds sold	12,937	170	5.20%	11,087	136	4.86%
Other investments	20,874	278	5.29%	15,573	211	5.42%
Total interest-earning assets	2,311,467	48,685	8.36%	1,946,436	40,926	8.35%
Other assets	135,305			105,862
Less: allowance for loan losses	(21,390)			(17,116)
Total average assets	$2,425,382			$2,035,182

Liabilities and Stockholders' Equity
Savings deposits (3)	$680,455	7,091	4.13%	$588,902	5,619	3.79%
Time deposits	902,512	11,890	5.23%	851,262	10,447	4.87%
FHLB advances	213,450	2,642	4.86%	70,610	862	4.84%
Other borrowings	15,974	295	7.23%	18,077	352	7.63%
Subordinated debt	5,000	110	8.62%	5,000	112	8.72%
Junior subordinated debentures	115,470	2,340	7.93%	115,470	2,341	7.93%
Total interest-bearing liabilities	1,932,861	24,368	4.99%	1,649,321	19,733	4.75%
Demand deposits	291,606			229,122
Other liabilities	27,276			23,676
Total average liabilities	2,251,743			1,902,119
Total average shareholders' equity	173,639			133,063
Total average liabilities and
stockholders' equity	$2,425,382			$2,035,182

Net interest spread (4)			3.37%			3.60%
Net interest income
and net interest margin (5)		$24,317	4.19%		$21,193	4.32%

(continued)

(Dollars in thousands)	For the nine months ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,017,835	$132,356	8.77%	$1,563,994	$104,365	8.92%
Investment securities (2)	214,416	7,919	4.93%	248,160	8,302	4.46%
Federal funds sold	5,422	212	5.21%	4,344	158	4.87%
Other investments	20,902	832	5.32%	16,508	642	5.21%
Total interest-earning assets	2,258,575	141,319	8.36%	1,833,006	113,467	8.27%
Other assets	130,910			80,468
Less: allowance for loan losses	(20,792)			(15,557)
Total average assets	$2,368,693			$1,897,917

Liabilities and Stockholders' Equity
Savings deposits (3)	$660,952	20,143	4.07%	$516,895	14,023	3.63%
Time deposits	849,854	33,092	5.21%	764,399	26,113	4.57%
FHLB advances	237,166	8,883	4.96%	172,087	6,006	4.67%
Other borrowings	32,933	1,760	7.05%	10,704	588	7.24%
Subordinated debt	5,000	328	8.65%	5,000	313	8.27%
Junior subordinated debentures	115,470	6,933	7.92%	106,293	6,134	7.61%
Total interest-bearing liabilities	1,901,375	71,139	4.99%	1,575,378	53,177	4.50%
Demand deposits	285,499			187,387
Other liabilities	25,300			18,774
Total average liabilities	2,212,174			1,781,539
Total average shareholders' equity	156,519			116,378
Total average liabilities and
stockholders' equity	$2,368,693			$1,897,917

Net interest spread (4)			3.37%			3.77%
Net interest income
and net interest margin (5)		$70,180	4.17%		$60,290	4.40%

____________________

(1)
Interest on loans includes loan fees, which totaled $2.1 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, and $6.8 million and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Loan Losses and Unfunded Commitments

For the three months ended September 30, 2007 and 2006, the provision for loan losses was $1.0 million and $1.2 million, respectively. For the nine months ended September 30, 2007 and 2006, the provision for loan losses was $2.7 million and $3.1 million, respectively.

Our ALL was $22.0 million at September 30, 2007 and $19.7 million at December 31, 2006.  During the nine months ended September 30, 2007, the ALL increased by $2.3 million based on management’s review of several factors, including significant loan growth, underlying loan collateral, delinquency trends, current economic conditions and historical loan loss experience. Additions to the ALL are affected through the provision for loan losses.  Also affecting the ALL are loans charged off and loans recovered.  We had minimal net charge-offs which were 0.02% and 0.01% of total average loans for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, we decreased our allowance for unfunded commitments by $0.6 million, as a result of management’s analysis of this reserve and as a result of the decrease in unfunded commitments during the period.  The allowance for unfunded commitments was $0.8 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively.  The allowance for credit losses totaled $22.8 million or 1.1%, and $21.1 million or 1.1% of gross on-balance sheet loans at September 30, 2007 and December 31, 2006, respectively. The increase in our allowance for credit losses was due to the inherent risks associated with the growth of the loan portfolio, as well as any potential credit deterioration of assets.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2007 and 2006 was $0.7 million and $1.4 million, respectively, representing a decrease of $0.7 million or 49.2%. Non-interest income for the nine months ended September 30, 2007 decreased similarly by $0.7 million or 17.9% as compared to the same period in 2006.  The decrease was a result of a decrease in gains on sale of SBA loans and SBA broker fees due to fewer sales made during the third quarter 2007 as compared to the same period in 2006. We did not sell the $2.7 million in SBA loans held-for-sale during the third quarter of 2007, partially due to the strategic deferral of periodic SBA loan sales.

We generally sell the guaranteed portions of SBA loans originated, and have also sold the unguaranteed portion of certain SBA loans.  The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.1 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and amounted to $1.3 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively.  Income from fees and service charges was $0.5 million for the three months ended September 30, 2007 and 2006, and $1.4 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.

We did not sell any non-SBA loans during the three months ended September 30, 2007. The gain on sale of non-SBA loans amounted to $0 and $0.3 million for the three and nine months ended September 30, 2007 and approximately $36,000 and $0.4 million for the same periods in 2006, respectively.

Non-Interest Expense

Our non-interest expense for the three months ended September 30, 2007 and 2006 was $14.7 million and $13.5 million, respectively, and $42.0 million and $37.0 million for the nine months ended September 30, 2007 and 2006, respectively.  Non-interest expense consists primarily of (i) salaries and employee benefits, (ii) occupancy expense, (iii) furniture and equipment expenses and (iv) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, reserve for unfunded commitments, and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. As we have continued to grow, personnel have been placed in business development capacities for commercial and community banking, as well as administrative functions. This growth has increased our salaries and employee benefits expense by $0.5 million or 6.3% to $8.1 million for the three months ended September 30, 2007 as compared to the same period in 2006, and by $2.8 million or 13.3% to $23.6 million for the nine months ended September 30, 2007 as compared to the same period in 2006.

(ii)
Occupancy expense amounted to $1.5 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, in comparison to $1.3 million and $3.5 million for the same periods in 2006, respectively. We opened an RFC in Palo Alto during the first quarter for 2007 contributing to the higher occupancy expense for the three and nine months ended September 30, 2007 than the same periods in 2006.  In addition, we completed the redesign of the Crestline banking center in the third quarter of 2007, causing an increase in occupancy expenses in 2007 as compared with 2006.

(iii)
Furniture and equipment expense, comprised mainly of depreciation and maintenance expense, was $1.1 million and $3.2 million for the three and nine months ended September 30, 2007, respectively, compared to $1.1 million and $3.2 million for the same periods in 2006, respectively.

(iv)
Other non-interest expense was $4.0 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively, and $10.9 million and $9.5 million for the nine months ended September 30, 2007 and 2006, respectively. During September 2007, we transferred $141.3 million of multifamily and commercial real estate loans to held-for-sale status.  In conjunction with this transfer, we established a valuation reserve of $0.4 million to record these loans at the lower of cost or fair market value with a corresponding provision to non-interest expense.  The increase in other non-interest expense for the quarter ended September 30, 2007 is due primarily to this $0.4 million valuation reserve, as well as $0.3 million in real estate property taxes and legal and collection costs associated with problem loans and other real estate owned.  These increases to non-interest expense were offset by a $0.2 million decrease in the provision for unfunded commitments during the three months ended September 30, 2007.

The following is a breakdown of other non-interest expense for the three and nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other non-interest expense:
Data processing	$380	$264	$1,112	$742
Marketing	275	323	698	1,023
Professional services	763	669	2,242	1,948
Office supplies, postage and telephone	567	617	1,766	1,507
Insurance and assessments	327	282	1,092	627
Administrative	86	141	220	442
Business development	500	542	1,660	1,637
Loan related	760	283	1,240	677
Other	371	330	917	918
Total other non-interest expense	$4,029	$3,451	$10,947	$9,521

Income Taxes

The provision for federal and state income taxes was $3.8 million and $11.8 million for the three and nine months ended September 30, 2007, respectively, while the provision for federal and state income taxes was $3.2 million and $10.0 million for the same periods in 2006, respectively. These provisions for income taxes represent a effective tax rate of 41.1% for the three and nine months ended September 30, 2007, respectively, and 40.8 % and 41.3% for the same periods in 2006, respectively.

At September 30, 2007, there was no valuation allowance related to deferred tax assets as we believe it is more likely than not that our results of future operations will generate sufficient taxable income to realize the deferred tax assets.  We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  There was no change to our beginning retained earnings in connection with the implementation of FIN 48. Furthermore, there were no items that we believe constitute as an uncertain tax position and therefore, there were no items that are expected to reverse within twelve months.

Financial Condition

Assets

At September 30, 2007, total assets were $2.5 billion as compared with $2.3 billion at December 31, 2006.  Total assets at September 30, 2007 were comprised primarily of $2.0 billion in loans, net of unearned income, $0.1 billion in loans held-for-sale, and $0.2 billion in investment securities.  This represents an increase of $88.4 million or 4.6% in loans, net of unearned income, an increase of $143.7 million in loans held-for-sale, and a decrease of $22.5 million or 10.3% in investment securities from December 31, 2006.

Investments

We classify our investment securities into one of two categories: available-for-sale or trading securities.  In accordance with SFAS No. 115, available-for-sale and trading investment securities are carried at fair value and adjusted for amortization of premiums and accretion of discounts. All unrealized gains and losses on our available-for-sale securities are included in other comprehensive income in our stockholder’s equity section of the Consolidated Statements of Financial Condition.  Unrealized gains and losses on trading securities are included in the Consolidated Statements of Income.

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date. These investments are classified as trading securities with a corresponding liability in other liabilities on our Consolidated Statements of Financial Condition in accordance with Emerging Issues Task Force Abstract Issue No. 97-14 as these assets are considered assets of the Company.  Unrealized gains and losses, as well as dividend and interest income, including amortization of any premium or discount, are included in earnings.  Trading securities held in connection with the deferred compensation plan amounted to $5.7 million and $4.7 million at September 30, 2007 and December 31, 2006, respectively.

Our securities portfolio amounted to $195.4 million or 7.9% of total assets at September 30, 2007 and $217.9 million or 9.7% of total assets at December 31, 2006.  Our investment portfolio decreased by $22.5 million during the nine months ended September 30, 2007 as a result of principal paydowns of our mortgage-backed securities.  Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

The amortized cost and fair values of investment securities at September 30, 2007 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$5,223	$504	$-	$5,727

Available-for-sale securities:
U.S. agency securities	13,117	-	(757)	12,360
Mortgage-backed securities	182,006	-	(6,959)	175,047
Mutual funds	2,285	-	(57)	2,228
Total available-for-sale securities	197,408	-	(7,773)	189,635
Total Investment Securities	$202,631	$504	$(7,773)	$195,362

The amortized cost and fair values of investment securities at December 31, 2006 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,707	$-	$-	$4,707

Available-for-sale securities:
U.S. agency securities	12,515	-	(181)	12,334
Mortgage-backed securities	205,139	-	(6,437)	198,702
Mutual funds	2,213	-	(49)	2,164
Total available-for-sale securities	219,867	-	(6,667)	213,200
Total Investment Securities	$224,574	$-	$(6,667)	$217,907

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$12,360	$(757)	$12,360	$(757)
Mortgage-backed securities	-	-	175,047	(6,959)	175,047	(6,959)
Mutual funds	2,228	(57)	-	-	2,228	(57)
Total	$2,228	$(57)	$187,407	$(7,716)	$189,635	$(7,773)

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

As of September 30, 2007 and December 31, 2006, we had 22 investment securities that were in an unrealized loss position.  Despite the unrealized loss position of these securities, we have concluded, as of September 30, 2007, that these investments are not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost. The amortized cost and fair values of investment securities, available-for-sale at September 30, 2007, by contractual maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds with a fair value of $2.2 million are not included, as they do not have any stated maturity date.

(Dollars in thousands)	Securities Available-for-Sale
	Maturing 5-10 years		Maturing after 10 years
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
U.S. agency securities	$-	$-	$13,117	$12,360
Mortgage-backed securities	10,023	10,002	171,983	165,045
Total	$10,023	$10,002	$185,100	$177,405

There were no sales of investment securities during the nine months ended September 30, 2007 and 2006.  Included in stockholders’ equity at September 30, 2007 and December 31, 2006 was $4.6 million and $3.9 million, respectively, of net unrealized losses (net of $3.2 million and $2.8 million estimated tax benefit, respectively) on investment securities available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $7.3 million and $22.5 million for the three and nine months ended September 30, 2007, respectively.  The estimated duration is approximately five years on such mortgage-backed securities as of September 30, 2007.

Securities with a fair value of $173.2 million and $194.8 million at September 30, 2007 and December 31, 2006, respectively, were pledged and held at the FHLB, yet unencumbered as the outstanding FHLB borrowings are secured by eligible loans.

Loans

Our loan portfolio, net of $143.7 million of held-for-sale loans, grew by 4.6% during the first nine months of 2007.  In addition, we participated $64.3 million of construction loans and $10.4 million of SBA loans during the nine months ended September 30, 2007.  Loans, net of unearned income, increased by $88.4 million from $1.9 billion at December 31, 2006 to $2.0 billion at September 30, 2007.  Our increase in loans was primarily a result of organic growth.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market area, which includes Los Angeles, Marin, Orange, Riverside, San Bernardino, Santa Clara, San Diego and Ventura counties in California.  The concentrations of credit by type of loan are set forth below:

(Dollars in thousands)	As of
	September 30, 2007	December 31, 2006

Commercial and industrial	$147,799	$122,257
Real estate construction and land:
Single-family luxury	577,155	514,385
Single-family tract	163,396	152,060
Commercial	163,573	134,404
Land	98,647	112,418
Real estate mortgage:
Commercial	569,167	531,159
Multi-family residential	97,971	222,470
Other residential	60,944	49,353
Consumer loans	112,064	65,914
All other loans (including overdrafts)	54	98
	1,990,770	1,904,518
Less:
Unearned premium on loans	3,110	1,696
Deferred loan fees	(3,235)	(3,970)
Loans, net of unearned income	$1,990,645	$1,902,244
Loans held-for-sale	$143,737	$-

We originate SBA loans and generally sell the guaranteed portions of the SBA loans to investors.  We had $16.4 million and $12.4 million of outstanding SBA loans at September 30, 2007 and December 31, 2006, respectively, net of participations sold of $50.2 million and $50.4 million, respectively. In addition, we had $2.7 million of SBA loans held for sale at September 30, 2007. We did not have any SBA loans held for sale at December 31, 2006. We had $2.1 million and $10.4 million of SBA loan participation sales during the three and nine months ended September 30, 2007, respectively.

We sold $3.5 million and $77.5 million in loans during the three and nine months ended September 30, 2007, respectively, and purchased $23.8 million and $78.9 million in loans during the same periods, respectively.  During the third quarter 2007, we had $1.3 million and $2.1 million in commercial construction and SBA loan sales, respectively.  Our loan sales during the nine months ended September 30, 2007 consisted of $58.6 million in luxury home construction, $5.6 million in commercial construction, $2.7 million in land and $10.4 million in SBA loans. We purchased $0.7 million and $2.9 million in commercial construction loans during the three and nine months ended September 30, 2007, respectively, as well as $23.1 million and $67.0 million of consumer loans for the same periods, respectively.  We also purchased $9.0 million in land loans during the nine months ended September 30, 2007.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold.  The balance of capitalized servicing rights included in other assets on our Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006 was $0.8 million and $0.9 million, respectively.  The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Servicing rights capitalized	$13	$62	$185	$284
Servicing rights amortized	$116	$246	$368	$589
Valuation allowances	$-	$-	$-	$-

The following table sets forth the activity relating to servicing rights for the nine months ended September 30, 2007 and 2006.

(Dollars in thousands)	Nine months ended September 30,
	2007	2006
Servicing rights, beginning of year	$933	$1,358
Servicing rights added in period, net	185	284
Servicing rights amortized	(368)	(589)
Servicing rights, end of period	$750	$1,053

We had $344.0 million and $568.7 million in loans pledged to secure FHLB borrowings at September 30, 2007 and December 31, 2006, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of September 30, 2007, based on the best information available.  The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The allowance for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Though problem assets remained relatively unchanged during the quarter, there may be increased levels in subsequent quarters should borrower capacity erode and markets sustain further duress. Further credit erosion may necessitate increased levels of provisioning for loan losses should markets continue to soften.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2007	2006
Allowance for Loan Losses
Balance, beginning of period	$19,689	$13,762
Additions due to acquisition of Rancho Bank	-	2,097
Recoveries on loans previously charged off	65	68
Loans charged off	(417)	(262)
Provision charged to operating expense	2,700	3,075
Balance, end of period	$22,037	$18,740

Reserve for Unfunded Commitments
Balance, beginning of period	$1,396	$1,346
Net (decrease)/increase charged to other expenses	(600)	50
Balance, end of period	$796	$1,396

Allowance for Credit Losses
Allowance for loan losses	$22,037	$18,740
Reserve for unfunded commitments	796	1,396
Allowance for credit losses	$22,833	$20,136

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

Nonperforming Assets

The following table sets forth the amounts and categories of our non-performing loans at the dates indicated.

(Dollars in thousands)	As of
	September 30, 2007	December 31, 2006

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$2,315
Real estate-mortgage	2,510	-
Consumer loans	-	-
Total loans past due more than 90 days
and still accruing	$2,510	$2,315
Renegotiated loans	$-	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$635	$-
Real estate-mortgage	10,418	14,400
Consumer loans	452	-
Total non-accrual loans	$11,505	$14,400

Total non-performing loans	$14,015	$16,715

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $0.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively and $0.8 million for the year ended December 31, 2006.

In the third quarter of 2007, we transferred a $1.2 million SBA-guaranteed real estate secured loan to OREO. In the second quarter of 2007, we foreclosed on our largest non-performing loan in the amount of $11.7 million which is comprised of 100 residential lots in a planned development project within the Temecula Valley region of Southern California. We are actively pursuing disposition of these foreclosed assets and believe the fair value of the assets equals or exceeds their carrying value. We have categorized these assets as OREO on our Consolidated Statements of Financial Condition.

During the three months ended September 30, 2007 we allocated $0.4 million to a specific valuation allowance relating to three of our non-accruing loans. The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	As of
	September 30,	December 31,
	2007	2006

Impaired loans with a specific valuation allowance	$9,558	$-
Impaired loans without a specific valuation allowance	4,457	16,715
Total impaired loans	$14,015	$16,715

Specific valuation allowance related to impaired loans	$438	$-

(Dollars in thousands)	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Average recorded investment in impaired loans	$14,996	$9,285
Cash receipts applied to reduce principal balance	$9,180	$1,093
Interest income recognized for cash payments	$100	$185

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities.  Our deposits, which were $1.9 billion at September 30, 2007, increased by $44.5 million or 2.5% compared to December 31, 2006.  The increase during the period was due mainly to an increase in time deposits (“TCD’s”) of $17.4 million, money market deposits of $35.0 million, offset by a decrease in savings and demand deposits of $7.2 million and $0.7 million, respectively. The increase in our money market and time deposit accounts is due primarily to our promotional rate offerings.  $39.1 million of brokered money market and savings deposits were included in the total interest-bearing deposits at September 30, 2007. Brokered deposits are deposits purchased from a broker acting as an agent for a group of individual depositors. Depending on loan demand and other funding requirements, brokered deposits are an efficient and cost-effective source of additional liquidity to fund the gap between growth in our loan portfolio and core deposits.

As of September 30, 2007, our deposits were comprised of 15.8% in non-interest bearing deposits, 32.3% in money market, 3.4% in NOW and savings deposits, and 48.5% in TCD’s, while the composition of deposits was 16.2%, 31.2%, 3.9% and 48.7%, respectively, at December 31, 2006.

Our interest-bearing deposits as of September 30, 2007 and December 31, 2006 were composed of the following:

(Dollars in thousands)	As of
	September 30, 2007	December 31, 2006
Money market deposits	$597,620	$562,622
Savings and NOW deposits	63,582	70,741
Time deposits under $100,000	358,143	362,365
Time deposits of $100,000 or more	539,354	517,768
Total	$1,558,699	$1,513,496

At September 30, 2007, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)

Three months or less	$222,862
Over three through twelve months	290,354
Over one through five years	26,138
$539,354

Borrowings

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds.  During the nine months ended September 30, 2007, we increased the balance of outstanding borrowings by $138.1 million in order to fund the increase in outstanding loan balances. Loan growth surpassed our deposit growth during the nine months ended September 30, 2007 which necessitated an increase of $145.0 million in FHLB borrowings.

In addition to FHLB borrowings, we have a $70.0 million secured line of credit with a correspondent bank which is collateralized by 100% of the Bank’s common stock. There was $33.1 million and $40.0 million outstanding under this secured line of credit as of September 30, 2007 and December 31, 2006, respectively.

We also have $131.0 million in unsecured borrowings lines with eight correspondent banks. We did not have any outstanding balances on our unsecured borrowing lines at September 30, 2007 and at December 31, 2006.

We have a secured borrowing line with the FHLB totaling $987.5 million as of September 30, 2007, representing 40% of the Bank’s total assets.  Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans. Secured FHLB advances were $271.0 million and $126.0 million at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, we had $155.0 million in putable FHLB advances with a weighted average interest rate of 4.8%.  Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option at their discretion.

FHLB advances by contractual maturity consisted of the following as of September 30, 2007:

(Dollars in thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2007	5.01%	$96,000	$-
2008	5.08%	40,000	20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.91%	$271,000	$155,000

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments. The effective rate as of September 30, 2007 was 8.25%. The outstanding balance of this subordinated debt was $5.0 million at September 30, 2007 and December 31, 2006.

As of September 30, 2007 and December 31, 2006, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities.  Junior subordinated debentures as of September 30, 2007 consisted of the following:

(Dollars in thousands)			As of September 30, 2007
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	9.25%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.71%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.41%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.21%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.21%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.58%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.74%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	7.19%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.81%	18,557
			$3,470	7.90%	$115,470

As provided by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, we do not consolidate the Trusts into our Financial Statements.  Our minority interests in the Trusts are included in other assets on our Consolidated Statements of Financial Condition.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The quantitative limits become effective on March 31, 2009, after a four-year transition period.  As of September 30, 2007, we have included a portion of our junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes in accordance with the final rule.

Stockholders’ Equity

Stockholders’ equity was $175.4 million and $143.1 million at September 30, 2007 and December 31, 2006, respectively.  The increase of $32.3 million in stockholders’ equity during the nine months ended September 30, 2007 relates mainly to net income of $17.0 million and the Series D Preferred Stock offering, resulting in $22.0 million of proceeds, net of issuance costs. These increases were partially offset by $3.7 million in preferred and common cash dividends declared and $2.9 million in treasury stock purchases.

The following table sets forth the information that was used in calculating our book value per common share as of September 30, 2007 and December 31, 2006. The prior period share and per share amounts were retroactively adjusted for the 5% stock dividend issued in June 2007.

	As of
	September 30, 2007	December 31, 2006

Period-end shares outstanding	10,799,795	10,939,310
Unreleased and unallocated ESOP shares	(238,306)	(257,828)
Used in basic book value per common share	10,561,489	10,681,482
Warrants (1) (3)	168,000	168,000
Used in book value per common share,
assuming exercise of warrants	10,729,489	10,849,482

Book value per common share, basic	$13.61	$12.49
Tangible book value per common share, basic (2)	$9.56	$8.44
Book value per common share, assuming
exercise of warrants (3)	$13.77	$12.66
_____________________________________

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

 Liquidity

We rely on asset-liability management to ensure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers, while maximizing the investment yield on any daily excess available funds at the lowest risk-weighting category available.  Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.  Our interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors.  Our liquidity position is monitored daily and is reported to the board of directors monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities.  We strive to maintain a liquidity ratio of 10% to 15% of net liquid assets to total assets.  To achieve our liquidity objectives, we employ various strategies including funding growth, increasing borrowing facilities, and asset distribution strategies. Our primary sources of funds are deposits; however, we also utilize alternative sources of funds such as FHLB advances, brokered deposits and other unsecured borrowings to provide liquidity as needed and are an important part of having flexibility and efficient execution of the asset-liability management strategy. The Bank’s loan to deposits and borrowings ratio was 98.8% and 96.8% at September 30, 2007 and December 31, 2006, respectively.

We monitor the level of our liquid assets to meet current and anticipated funding needs. In the event of unexpected liquidity needs, we have a liquidity contingency process which outlines authorities and a reasonable course of action.  As of September 30, 2007, we had $33.1 million outstanding on our $70.0 million credit facility with a correspondent bank and no outstanding balance on our $131.0 million of unsecured borrowing lines with eight correspondent banks.  In addition, we have an advance line with FHLB which allows us to borrow up to 40% of the Bank’s total assets.  As of September 30, 2007, we have a total borrowing capacity from FHLB of approximately $987.5 million, of which $271.0 million is outstanding.  This capacity can be used only if eligible collateral has been pledged to the FHLB.  The FHLB advance line is collateralized by our capital stock investment in FHLB, pledged investment securities and pledged eligible loans.

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

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors.  The shares were offered through a prospectus supplement pursuant to our shelf registration statement.  The transaction involved the sale of 1.3 million shares of our common stock at a purchase price of $25.24 per share.  We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, partially fund the merger with Rancho Bank and for general corporate purposes. All share and per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

On June 26, 2007 we completed the public offering of 2.3 million shares of Series D Preferred Stock at a price of $10.00 per share. The shares were offered through a prospectus supplement pursuant to our shelf registration statement. We received proceeds of $22.0 million, net of fees and expenses. We used the net proceeds raised from the sale of the Series D Preferred Stock for working capital and for general corporate purposes. RBC Capital Markets acted as sole underwriter for the offering. As of September 30, 2007, there was $70.2 million in debt and/or equity securities available to be offered under the shelf registration statement.

As part of our capital strategy, the shelf registration along with any other debt or capital will serve to support our growth strategy. These potential sources of capital will aid us in an efficient and effective execution of the strategic plan, while limiting the dilutive effect to shareholders and maintaining consistent capital ratios.

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

Quantitative measures established by regulation to ensure capital adequacy requires us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  We believe, as of September 30, 2007, that we meet all applicable capital adequacy requirements.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 capital of 6% or greater and a leverage ratio of 5% or greater to be considered “well capitalized” (see table below).  At September 30, 2007, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 12.2%, 11.3% and 11.4%, respectively.  On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8%, Tier 1 capital of 4% and a leverage ratio of 4%.  At September 30, 2007, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 11.5%, 7.6%, and 7.6%, respectively.  Following the Rancho Bank Merger, the Bank continued to be well capitalized and the Company continued to meet the minimum ratio requirements.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total capital to risk-weighted assets:
Bank	$293,539	12.23%	$192,000	8.0%	$240,000	10.0%
Consolidated	$276,951	11.53%	$192,200	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$270,706	11.28%	$96,000	4.0%	$144,000	6.0%
Consolidated	$182,823	7.61%	$96,100	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$270,706	11.35%	$95,400	4.0%	$119,300	5.0%
Consolidated	$182,823	7.64%	$95,700	4.0%	N/A	N/A

As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.0%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.0%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.0%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.0%	N/A	N/A

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at September 30, 2007, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in thousands)	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(18,037)	-9.3%	$1,854	1.9%
100	$(9,076)	-4.7%	$613	0.6%
-100	$6,047	3.1%	$212	0.2%
-200	$4,319	2.2%	$220	0.2%

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

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case.  At September 30, 2007, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes. We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #6 of the Notes to the Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.  There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are subject to legal actions and complaints.  As of September 30, 2007, we are not aware of any material pending legal action or complaint asserted against us.

ITEM 1A.  RISK FACTORS

Refer to the risk factors listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

(Dollars in thousands)				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs(1)	Program

July 1-31, 2007	-	$-	-	$10,045
August 1-31, 2007	150,000	19.21	150,000	$27,163
September 1-30, 2007	-	-	-	$27,163
Total	150,000	$19.21	150,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Restated Articles of Incorporation of Vineyard National Bancorp (2)
3.2	Amended and Restated Bylaws of Vineyard National Bancorp (2)
3.3	Certificate of Determination of Floating Rate Series C Noncumulative Redeemable Preferred Stock (14)
3.4	Certificate of Determination of 7.50% Series D Noncumulative Preferred Stock (9)
4.1	Specimen Common Stock Certificate of Vineyard National Bancorp (3)
4.2	Form of Warrant to Purchase Shares of Common Stock (4)

4.3	The Registrant will furnish, upon request, to the Commission copies of all instruments defining the rights of holders of long-term debt instruments of the Registrant and its consolidated subsidiary.
4.4	Registration Rights Agreement (4)
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (1)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (1)*
10.3	Amended and Restated Vineyard National Bancorp 1997 Incentive Stock Option Plan (7)*
10.4	Vineyard National Bancorp 2002 Restricted Share Plan (1)*
10.5	Form of 2002 Restricted Share Award Agreement (7)*
10.6	Vineyard National Bancorp 2003 Restricted Share Plan (10)*
10.7	Form of 2003 Restricted Share Award Agreement (7)*
10.8	Vineyard National Bancorp 2004 Restricted Share Plan (8)*
10.9	Form of 2004 Restricted Share Award Agreement (7)*
10.10	Vineyard National Bancorp 2005 Restricted Share Plan (12)*
10.11	Form of 2005 Restricted Share Award Agreement (15)*
10.12	Amended and Restated Employment Agreement between Vineyard National Bancorp, Vineyard Bank, National Association and Norman A. Morales (6)*
10.13	Revised Form of Change of Control Agreement (13)*
10.14	Loan agreement between Vineyard National Bancorp and First Tennessee Bank National Association (11)
10.15	Vineyard National Bancorp 2006 Incentive Stock Plan (16)*
10.16	Form of 2006 Incentive Stock Plan Award Agreement (5)*
11	Statement regarding computation of per share earnings. See Note 7 to the Consolidated Financial Statements included in Item 1 hereof
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
___________________

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

(2)	Incorporated by reference from our Form 8-K filed with the SEC on August 8, 2007.

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 filed with the SEC.

(4)	Incorporated by reference from our Form 8-K filed with the SEC on June 21, 2004.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 filed with the SEC on November 9, 2006.

(6)	Incorporated by reference from our Form 8-K filed with the SEC on April 11, 2007.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 10, 2005.

(8)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(9)	Incorporated by reference from our Form 8-K filed with the SEC on June 26, 2007.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 filed with the SEC on November 10, 2004.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the SEC on May 10, 2006.

(12)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 25, 2005 filed with the SEC on April 18, 2005.

(13)	Incorporated by reference from our Form 8-K filed with the SEC on October 4, 2007.

(14)	Incorporated by reference from our Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 filed with the SEC on August 1, 2005.

(16)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 24, 2006 filed with the SEC on April 17, 2006.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2007.

VINEYARD NATIONAL BANCORP

By:	/s/ Norman A. Morales
Norman Morales
President and Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)