Form 10-K
period 2007-12-31
VINEYARD NATIONAL BANCORP
filed 2008-05-19
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State of other jurisdiction of incorporation or organization)	33-0309110 (IRS Employer Identification Number)

1260 Corona Pointe Court, Corona, California (Address of principal executive offices)	92879 (Zip Code)

Registrant’s telephone number, including area code: (951) 271-4232

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, no par value	The NASDAQ Stock Market LLC
7.5% Series D Noncumulative Preferred Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                Yes □   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                            Yes □   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □                                                                                                           Accelerated filer  ☒

Non-accelerated filer □                                                                                                             Smaller reporting company  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                    Yes □   No ☒

The aggregate value of the 10,006,164 shares of Common Stock of the registrant issued and outstanding, which excludes 910,894 shares held by all directors and executive officers of the registrant as a group, was approximately $229.8 million based on the last closing sales price on a share of Common Stock of $22.97 as of June 30, 2007.

10,220,465 shares of Common Stock of the registrant were outstanding at April 3, 2008.

Forward-looking Statements

Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance including future earnings and financial condition.  Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such differences, see “Item 1A. RISK FACTORS.”  We do not undertake, and specifically disclaim any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I

ITEM 1.  Business

Organization

Vineyard National Bancorp

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a financial holding company incorporated in California in 1988 and registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).  VNB, which elected financial holding company status in 2006, provides a variety of lending and depository services to businesses and individuals through its wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”), a national banking association that conducts banking operations through sixteen full service banking centers and three regional financial centers (“RFCs”) located throughout California.  RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank is our principal asset.  In addition to the Bank, VNB has two consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which act as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities.

VNB’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which VNB may establish or acquire. VNB has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, VNB’s principal source of funds is, and will continue to be, dividends that may be paid by the Bank and its other subsidiaries.  Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to VNB, and similarly on the amount of dividends that may be paid by VNB to its shareholders.  See “Item 1. Business – Supervision and Regulation – Dividends and Other Transfer of Funds.”

As of December 31, 2007, we had total consolidated assets of $2.5 billion, total consolidated net loans, including loans held-for-sale, of $2.1 billion, total consolidated deposits of $1.9 billion and total consolidated stockholders’ equity of $113.0 million.  We had approximately 3,600 shareholders that owned 10,220,465 shares of our common stock, which includes 336,024 of restricted shares, as of April 21, 2008.

Vineyard Bank, National Association

The Bank was organized as a national banking association under federal law and commenced operations under the name Vineyard National Bank in 1981.  In August 2001, the Bank changed its name to Vineyard Bank and converted its charter to a California-chartered commercial bank.  At that time, we determined that the Bank could better serve its customers by converting to a state bank, which provided it with increased lending limits.

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

On May 1, 2006, the OCC approved the Bank’s application to convert from a California-chartered commercial bank to a national banking association.  The conversion became effective on May 11, 2006, and the Bank’s name was changed from Vineyard Bank to Vineyard Bank, National Association.  Under the previous California charter, the Bank operated under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  Upon conversion to the national banking association, the Bank began operating under the supervision of the OCC.  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the OCC that, as a result of an examination, the Bank has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC.  In addition, the Bank may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including prior approval of the OCC and FDIC.  This designation does not affect the Bank’s status as a well-capitalized institution.

On May 16, 2008, the FRB notified VNB that, as a result of an examination, it expects to designate VNB to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  Upon such designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including, without limitation, dividend payments to the holders of its common stock and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval.

Recent Acquisitions

The Exchange Companies

On December 5, 2007, we completed an all-cash acquisition of the Exchange Companies, which will continue to operate as our wholly-owned subsidiaries.  The transaction price included an initial payment of $0.8 million and future cash payments over a four-year period not to exceed $1.5 million.  Upon closing of the transaction, we assumed $25.1 million of exchange balances (depository funds) and we recorded $2.8 million in related goodwill.  At December 31, 2007, we had $47.5 million of exchange balances from the Exchange Companies.

Rancho Bank

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

Goodwill Impairment

During the fourth quarter of 2007, we wrote-down $40.8 million of goodwill, of which $40.5 million was recorded in connection with the merger of Rancho Bank into the Bank.  The former Rancho Bank’s four banking centers continue to be contributors to our business and have been integrated into our core operations. However, the market valuation of the Company has been significantly impacted by concerns related to the financial sector, and more specifically the California housing and real estate lending operations. Generally Accepted Accounting Principles (“GAAP”) require that we use the most readily available indicator of market value as part of our assessment of goodwill impairment, which management considered to be the market price of our common stock.

While we believe our core operations remain fundamentally sound, we determined that the current market value of our stock was not sufficient to support the carrying value of goodwill under the current accounting guidance. As a result, we recorded a permanent write-down of goodwill. As the goodwill was not tax deductible at the time of acquisition, there is no corresponding tax impact for the write-off of this asset.  This charge is not expected to impact our ongoing operations or management’s strategic plan, which calls for the reduction of our risk profile and the preservation and enhancement of shareholder value, as discussed later under “Item 1.  Business – Our Strategic Plan”.

Banking Services

The Bank, which is headquartered in Corona, California, in the Inland Empire region of California, is a community bank dedicated to exceptional customer service in developing long-term customer relationships.  The Inland Empire area consists of Riverside and San Bernardino counties and is located approximately 50 miles east of Los Angeles, California.  The Bank is primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds and capital, to originate loans.  The Bank focuses on serving the needs of commercial businesses, commercial and residential real estate developers, investors and other local private and public organizations.  The Bank has experienced substantial organic, or internal, growth in recent years through the expansion of its deposit franchise in order to fund its growth in loan originations.  The Bank has also experienced inorganic growth as a result of our merger with Rancho Bank in July 2006 and our acquisition of the Exchange Companies in December 2007.

The Bank operates sixteen full-service banking centers located in the communities of Chino, Corona, Covina, Crestline, Diamond Bar, Irvine, Irwindale, Lake Arrowhead, La Verne, Manhattan Beach, Rancho Cucamonga, San Diego, San Dimas, San Rafael, Upland, and Walnut, all of which are located in Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties in California.  The Bank also operates three RFCs located in Orange, Los Altos and Westlake Village, California, which are located in Orange, Santa Clara and Ventura counties of California, respectively.

Specialty Lending Product Offerings

The Bank augments its traditional commercial and residential loans with several specialty lending products.  These specialty product divisions, as described below, are staffed with experienced lending professionals who focus on maintaining long-term relationships with customers within their respective product division’s business sector.  Each of these specialty product divisions provides existing customers with an array of specialty products and allows the Bank to serve new customers throughout its primary market areas.  The Bank continues to strive to reduce the risk profile in the current loan portfolio by reducing its exposure in the tract home construction and land financing product lines.

•
Luxury Home Construction Lending:  The Bank originates single family residential (“SFR”) luxury home construction loans (consisting of attached and detached homes generally priced at $2.0 million and above) primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo, Redondo Beach, and the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe the Bank has a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The Bank established its Los Altos RFC in February 2007 primarily to generate SFR luxury home construction loans.  Although the general California real estate market has slowed considerably, and the selling time for luxury homes has increased as of year end 2007, the median price of these homes has not deteriorated significantly.  Therefore, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market along the California coast and in other established affluent regions of California.  However, we have moderated production in this business line given the current softness and uncertainties in the general real estate market. We believe the high employment level, strong incomes, wealth accumulation and good schools in these luxury regions contribute to a continued confidence and stability in these markets.  These types of construction loans typically range from $1.0 million to $5.0 million.

During the years ended December 31, 2007 and 2006, gross commitments generated for this loan product amounted to $398.6 million and $434.1 million, respectively. The Bank’s SFR luxury home construction loans outstanding amounted to $583.0 million and $514.4 million at December 31, 2007 and 2006, respectively, net of participations sold of $65.9 million and $86.7 million, respectively. As of December 31, 2007 and 2006, the Bank had $243.7 million and $265.0 million, respectively, in undisbursed SFR luxury home construction loan commitments.  As of December 31, 2007, 89% of such loans will contractually mature within one year and 11% will mature within one to three years.

•
Commercial Construction Lending: The Bank originates commercial construction loans, which primarily include loans for the construction of office buildings, retail space, churches, and multifamily/apartment projects.  The majority of commercial construction loans are used for the construction of low-rise office buildings and medical offices.  This product is mainly originated throughout Southern California, with 27% of projects in the Inland Empire, followed by 24% and 22% of projects in Los Angeles and Orange counties of Southern California, respectively.  Commercial construction loans generated from this division typically range from $2.0 million to $25.0 million.  The Bank had a balance of $198.2 million and $134.4 million of commercial construction loans at December 31, 2007 and 2006, respectively, net of unfunded commitments of $115.9 million and $119.1 million for the same periods, respectively.  As of December 31, 2007, 80% of such loans will mature within one year, 18% will mature in one to three years, and 2% will mature after three years.  Due to the current softness and uncertainties in the general real estate market, we have moderated production in this business line.

•
Tract Construction Lending:  The Bank has SFR tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  The majority of these loans were originated within the Inland Empire of Southern California, and the remainder were originated throughout California. This division has experienced a significant slowdown in the last few quarters, as home sales decline, inventory levels build, and housing prices in the Inland Empire region continue to soften. As of December 31, 2007, the Bank had outstanding commitments on 32 SFR tract construction projects within Southern California, with the average commitment amount of $6.3 million. The majority of the Bank’s builder clients continue to offer various buyer incentives to complete projects and move inventory in the face of declining absorption rates. Although we cannot control many economic and market driven factors impacting this business segment, we have completed an analysis of our tract construction portfolio and we believe we are taking proactive steps to address identified risk factors in our control.  Among other risk reduction measures, the Bank has substantially exited the origination of this loan type until our analysis indicates the housing market in these regions has stabilized and economic conditions support the resumption of this business line.

These types of construction loans typically range from $5.0 million to $20.0 million.  During the years ended December 31, 2007 and 2006, gross commitments generated for this loan product amounted to $95.2 million and $211.3 million, respectively. The Bank’s SFR tract construction loans outstanding amounted to $146.6 million and $152.1 million at December 31, 2007 and 2006, respectively, net of participations sold of $0.0 and $3.2 million, respectively.  As of December 31, 2007 and 2006, the Bank had $57.2 million and $150.7 million, respectively, in undisbursed SFR tract construction loan commitments.  As of December 31, 2007, 97% of such loans will mature within one year, and the remaining 3% will mature in one to two years.

•
Income Property Lending:  The Bank has an income property lending division to service the lending needs in growing markets for commercial real estate and multi-family/apartments in California and neighboring states.

o
Commercial Real Estate:  The Bank’s commercial real estate loan portfolio includes loans secured by office buildings, retail outlets and industrial properties, the majority of which are located in Los Angeles county, Orange county, and the Inland Empire region in Southern California.  Keeping in line with our risk reduction efforts, we continue to focus on loans with strong sponsorship and properties in established markets.  During 2007, the Bank allocated significant personnel and resources to support its commercial income property lending operation.

Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million.  The Bank had a balance of $524.9 million and $355.1 million of income property commercial real estate loans generated from this division at December 31, 2007 and 2006, respectively.  The Bank also had $45.8 million in commercial real estate loans held-for-sale at December 31, 2007.

o
Residential Real Estate:  The Bank’s residential income property loan portfolio consists primarily of multi-family/apartment loans.  These loans are originated primarily in Los Angeles and Orange counties, with some lending in the Inland Empire region.  This portfolio is currently benefiting from low home affordability as potential home buyers are choosing to remain in rental housing.

Multi-family/apartment loans typically range from $0.5 million to $5.0 million.  We had a balance of $149.9 million and $271.8 million of residential real estate loans at December 31, 2007 and 2006, respectively. Because multi-family/apartment loans generally command a lower yield relative to our other lending products, we have moderated the growth of this type of loan to optimize our overall portfolio yield. To that end, we transferred $93.3 million of multi-family/apartment loans to held-for-sale status in September 2007, and sold $8.5 million of them during the fourth quarter of 2007.  The balance of multifamily held-for-sale loans at December 31, 2008 totaled $73.6 million.

Specialty Deposit Product Offerings

As a complement to the Bank’s lending product offerings, the Bank also seeks to improve its customers’ banking experiences by offering a vast array of technologically advanced deposit services.  These products and services include the following:

•
Branching System:  Several of the Bank’s full-service banking centers have recently been redesigned to offer a high-tech, high-service environment.  Along with the Bank’s traditional teller lines, it has also incorporated client service desks that integrate both traditional teller and new account operations with state-of-the-art cash machines.  To further the reach of each of the Bank’s banking centers, its RFCs operate exclusively to generate deposits and/or loans.  The Bank also offers courier services, internet-based banking, and ATMs and kiosks to make banking more convenient to our customers.

•
Cash Management: To offer expedient banking with new and emerging technologies, the Bank offers various cash management services to its customers.  These services facilitate business customers’ cash flow and aid in maximizing their investment potential by aligning products and services to a customer’s needs. The Bank’s cash management services include the following:

o
Remote Item Capture: This technology, also known as “electronic deposit”, allows clients to scan items for deposit and electronically send images of the items securely to the Bank’s processor.  This service also provides customers with the convenience to perform banking activities from within their place of business and after traditional banking hours.

o	Online Banking: The Bank’s online banking includes services such as automated wire processing, electronic tax payments, electronic transfers, loan payments, bill payments, and account reconciliation.

o
Lockbox Processing:  The Bank’s lockbox services aid customers in expediting the processing of their deposits and increasing their float value for investment purposes.  This product also provides same-day reporting of deposits.

o
Positive Pay: This service provides business customers with increased efficiency and security by allowing them to review checks presented against their accounts prior to disbursing funds while helping clients to identify potentially fraudulent activity in their account.

Each of the foregoing specialty lending groups and depository services brings diversity to the Bank’s traditional product lines, offering its customers greater flexibility while providing additional opportunities for the Bank to serve new customers within its market areas.

1031 Exchange Services

The Exchange Companies, headquartered in Encinitas, California, act as qualified intermediaries for tax-free exchanges of real property permitted under Section 1031 of the Code.  They are nationwide providers of qualified intermediary services and are equipped to structure and administer all types of 1031 exchange transactions.  The Exchange Companies were an early provider of reverse exchanges and build-to-suit or improvement exchanges.

Our Strategic Plan

As we move forward in the development of our business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes the core values of creativity, integrity and flexibility.  In light of current real estate market and general economic conditions, we have intensified our focus on risk reduction through a restructuring of our balance sheet, protection and preservation of capital, and the enhancement of shareholder value.

Risk Reduction

We recognize that the current challenging real estate and operating environments will require a disciplined focus to achieve quality core earnings with a reduced risk profile. Beginning in 2007, and now continuing into 2008, we have established four primary objectives as a basis to achieve the long-term success of our franchise. These areas are the following:

1)
Reduce our Overall Risk Profile: This objective includes the significant reduction of single family residential tract construction lending and related land development projects, enhanced borrower sponsorship requirements, increased and expanded core deposit growth, expanded business and commercial real estate lending in supportive sub-markets, and enhanced balance sheet management;

2)
Loan Portfolio Management:  In order to produce a base of stabilized long-term earnings, we will seek to proactively rebalance the existing loan portfolio and pursue new and diversified business generation to reduce our risk profile, meet our targeted concentration ranges within sub-markets and sub-portfolios, and maintain an overall portfolio yield consistent with quality and sustainable returns;

3)
Liquidity Enhancement and Funding Cost Reduction: We will seek to reduce our funding costs by an intensified focus on lower cost core deposits, cash management driven business relationships, the effective repricing of our time deposit portfolio in a decreasing interest rate environment, and reduction of our reliance on higher costing liabilities; and

4)
Corporate Reallocation and Reorganization: To improve our operating efficiencies, we will continually review our resource allocation to ensure the optimum allocation of talent among functions. We seek to continue to deploy and redeploy resources, both personnel and other operating costs, toward achievement of our objectives.

Capital Protection

As we move forward with our strategic plan, we will focus on protecting and preserving capital.  Income from the Bank is expected to be a contributor to increasing capital and accretive to our risk based capital ratios.  In addition, in light of current economic conditions and to address the deterioration in the Bank’s loan portfolio, management is also moderating loan growth, which combined with loan sales and repayments may make additional capital available.  In addition, in order to address the financial impact of the abrupt and severe decline in real estate values and the potential continuing deterioration in the loan portfolio, we are also pursuing strategic alternatives, which may include a significant capital raise, to strengthen our capital.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Strategic Alternatives.”

Organic Growth Initiatives

In 2000, we began expanding our loan portfolio primarily through the specialty offerings previously mentioned.  Through the implementation of our asset-generating business initiatives, we grew from $110.8 million in assets at December 31, 2000 to $2.5 billion in assets at December 31, 2007.

As a result of the current economic environment, our focus has moved from the expansion of our loan portfolio to the stabilization, repositioning and contraction of our balance sheet to mitigate the risks identified by management and to generate quality earnings.  We will continue to examine our loan portfolio’s credit quality and will aggressively address problem assets.  We will continue to focus on maintaining our customer relationship management approach while also implementing the delivery of products and services to our customers.

In order to provide exceptional service to customers, we will highlight non-real estate based lending and cash management services, in which we bundle products, including remote item capture (electronic deposit), positive payment services, lockbox transactions and other electronic banking services.

We will continue to develop new products and services to act as additional tools and resources for our customers, while seeking low to moderate cost deposits and diversifying our loan portfolio.  Once management believes economic conditions have stabilized to support further growth, we will seek to expand and mature our franchise.

Inorganic Growth Initiatives

During the fourth quarter of 2007, we acquired the Exchange Companies to assist in the growth of lower cost core deposits.  Our near term strategy is driven by risk reduction and refocusing on our core businesses, thus we do not anticipate additional acquisitions in the near future.

Market Area and Competition

We are currently focused on providing relationship banking services to the following California markets:

(i)	the coastal communities of Los Angeles, Orange and San Diego counties;
(ii)	the San Gabriel Valley and San Fernando Valley regions of Los Angeles county;
(iii)	the Inland Empire region, which primarily includes San Bernardino and Riverside counties; and
(iv)	the northern communities of Marin, Monterey, and Santa Clara counties.

The banking and financial services business throughout California and within our specific market area is highly competitive.  Our market area is dominated by a small number of large multi-regional banks, as well as various independent community banks.  These institutions typically compete with one another based on, among other things, customer service, convenience, technological innovation and pricing.  Competition for loans and deposits comes primarily from other commercial banks, savings institutions, credit unions, financial institutions and other investment alternatives.  The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, credit policies, underwriting standards and personalized services.

Employees

As of December 31, 2007, we had 327 full-time equivalent employees as compared to 349 at the same date in 2006.  We believe that our employee relations are satisfactory.

Available Information

We make available free of charge on our website at www.vnbcstock.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”).  None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the amount of loans outstanding for each of the past five years.

(Dollars in thousands)	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$156,966	7.8%	$122,257	6.4%	$54,757	4.0%	$36,095	3.5%	$26,827	4.5%
Real estate construction and land:
Single-family luxury	582,962	29.0%	514,385	27.0%	392,183	28.5%	298,984	29.1%	212,727	35.5%
Single-family tract	146,627	7.3%	152,060	8.0%	129,706	9.4%	129,900	12.6%	104,511	17.4%
Commercial	198,186	9.9%	134,404	7.0%	61,392	4.4%	36,215	3.5%	20,947	3.5%
Land	103,684	5.2%	112,418	5.9%	91,035	6.6%	61,979	6.0%	15,030	2.5%
Real estate mortgage:
Commercial	553,531	27.6%	531,159	27.9%	321,821	23.4%	216,609	21.0%	153,632	25.6%
Multifamily residential	93,662	4.7%	222,470	11.7%	246,597	17.9%	189,912	18.4%	27,986	4.7%
Other residential	56,257	2.8%	49,353	2.6%	64,426	4.7%	56,983	5.6%	32,856	5.5%
Consumer loans	115,702	5.7%	65,914	3.5%	15,205	1.1%	2,905	0.3%	4,887	0.8%
All other loans (including overdrafts)	264	0.0%	98	0.0%	207	0.0%	137	0.0%	29	0.0%
	2,007,841	100.0%	1,904,518	100.0%	1,377,329	100.0%	1,029,719	100.0%	599,432	100.0%
Less:
Net unearned income and deferred loan fees	230		(2,274)		(4,230)		(2,682)		(2,425)
Allowance for loan losses	(48,849)		(19,689)		(13,762)		(11,969)		(7,358)
Total Net Loans	$1,959,222		$1,882,555		$1,359,337		$1,015,068		$589,649
Loans held-for-sale	$119,427		$-		$-		$-		$-

The following table sets forth the amount of unfunded loan commitments, by loan type, for each of the past five years.

(Dollars in thousands)	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Unfunded Loan Commitments
Commercial and industrial	$151,584	24.5%	$97,655	14.3%	$66,094	11.1%	$26,623	6.1%	$9,125	2.5%
Real estate construction and land:
Single-family luxury	243,739	39.4%	264,967	38.7%	294,996	49.5%	215,346	49.0%	174,640	48.3%
Single-family tract	57,239	9.3%	150,702	22.0%	153,121	25.7%	153,394	35.0%	141,884	39.3%
Commercial	115,919	18.7%	119,134	17.4%	52,574	8.8%	21,727	4.9%	21,994	6.1%
Land	8,930	1.5%	16,336	2.4%	4,134	0.7%	8,133	1.9%	-	0.0%
Real estate mortgage:
Commercial	8,780	1.4%	14,221	2.1%	9,060	1.5%	3,705	0.8%	4,054	1.1%
Multi-family residential	1,662	0.3%	1,194	0.1%	1,530	0.3%	100	0.0%	4	0.0%
All other residential	20,684	3.3%	16,496	2.4%	9,913	1.7%	7,972	1.8%	7,893	2.2%
Consumer loans	9,799	1.6%	4,089	0.6%	3,879	0.7%	2,404	0.5%	1,817	0.5%
Total Unfunded Loan Commitments	$618,336	100.0%	$684,794	100.0%	$595,301	100.0%	$439,404	100.0%	$361,411	100.0%

At December 31, 2007, our loan balance, net of unearned income and deferred fees, increased 5.6% as compared to December 31, 2006.  In 2007, our business development efforts were focused on the origination of our commercial real estate, commercial real estate construction, commercial and industrial, and luxury home construction lending.  We concentrate our commercial and real estate lending in our immediate market areas where economic condition trends are closely monitored.  With the focus on these lending disciplines, we have concurrently moved our lending focus away from products that present a higher degree of risk, and have therefore placed a large focus on repositioning our balance sheet in light of current economic conditions.  Due to the continued distressed credit environment, management made the decision in mid-2007 to substantially exit tract lending. As a result, there was a significant decrease in our tract construction loan originations for the year ended 2007.  Further, in the first quarter of 2008, we moderated our lending in SFR construction, commercial construction, and other commercial real estate loans, as we reposition our loan portfolio to a more favorable risk profile.

We had $119.4 million in loans held-for-sale at December 31, 2007 and no loans held-for-sale at December 31, 2006.

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

As of December 31, 2007, our classified loans represented 7.1% of the gross loan portfolio and consisted of $142.4 million in substandard loans and no doubtful loans.  Included in the substandard loans at December 31, 2007 was $75.4 million of non-performing loans.  As of December 31, 2007, we also had $67.6 million of special mention loans.  In light of the declining California real estate market, our management made an extensive examination of the credit quality of our tract construction and related land loan portfolios and significantly increased the balance of our classified loans as of December 31, 2007.

At December 31, 2006, we had classified loans consisting of $19.0 million as substandard, of which $14.4 million was non-performing, and approximately $7,000 classified as doubtful, representing 1.0% of the gross loan portfolio.   As of December 31, 2006, we also had $28.9 million in special mention loans.

We cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on our loan portfolio.  Furthermore, we cannot predict the results of any subsequent examinations of our loan portfolio by the banking regulatory agencies.  Accordingly, there can be no assurance that other loans will not be classified as discussed above or that the loans previously classified will not experience further deterioration.

Other Interest-Earning Assets

Excluding potential risks in the Bank’s loan portfolio, we do not have any interest-earning assets for which management believes that recovery of the interest and principal thereof is at significant risk.

Loan Concentrations

We do not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of the loan portfolio that are not broken out as a separate category in the loan portfolio.

Estimating Loan Losses

We estimate loan losses based on guidance established by the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” and FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, as well as within standards established by regulatory Interagency Policy Statements on the Allowance for Loan Losses (“ALL”).  We prepare a detailed ALL analysis quarterly.  We segment our portfolio into pools with similar characteristics, primarily based on loan product types and loan risk ratings.  Our loan risk rating system generally corresponds with regulatory interagency classification definitions.  Estimated loss rates are established by first examining historical charge-off data for similar pools of loans.  Where we have no or nominal actual charge-off data, we evaluate industry and direct peer data to estimate loss rates.  In addition, we make qualitative adjustments for conditions we believe may directly impact loss potential in the portfolio, including the following:

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

For classified loans that are impaired, we establish a specific reserve consistent with our measurement of impairment.  For all other loans, we use reasonable estimates based on all current information, including historical loss rates, economic conditions and industry trends.  The estimated ALL represents the sum of the estimates of probable loss for each loan pool plus specific reserves, if any.

In accordance with regulatory guidance, we also perform additional analyses to validate the reasonableness of our estimate of loss, including evaluating our ALL compared to the level of ALL that is determined by relevant peer data ratios.

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

Maintaining an accurate internal loan risk rating system is integral to the estimation of loan losses.  The originating loan officer assigns an initial risk rating to all non-consumer loans, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends.  Credit administration personnel review risk ratings for appropriateness during the loan approval process.  After origination, credit administration personnel and the appropriate lending group monitors loans on an ongoing basis to identify factors which could impact the ability of the borrower to perform under the contract.  Risk ratings are adjusted as necessary.  The accuracy of risk ratings are validated on an ongoing basis by independent loan review as well as through regulatory examinations.

The following table sets forth an analysis of our loan loss experience, by category, for the past five years.

(Dollars in thousands)	December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of year	$19,689	$13,762	$11,969	$7,358	$2,937
Charge-offs
Commercial and industrial	360	333	123	67	123
Real estate	8,601	-	-	-	-
Consumer loans	364	33	37	325	20
	9,325	366	160	392	143
Recoveries
Commercial and industrial	62	8	56	95	44
Real estate	-	-	-	-	-
Consumer loans	23	63	11	27	28
	85	71	67	122	72
Net charge-offs	9,240	295	93	270	71
Provision for loan losses	38,400	4,125	1,886	4,881	3,597
Allowance relating to acquired loan portfolio	-	2,097	-	-	895
Allowance for loan losses, end of year	$48,849	$19,689	$13,762	$11,969	$7,358

Ratio of net charge-offs during the year to average
loans outstanding during the year	0.5%	0.0%	0.0%	0.0%	0.0%
Ratio of allowance for loan losses to loans at year-end	2.4%	1.0%	1.0%	1.2%	1.2%

Non-Accrual, Past Due, Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of our non-performing assets and the amount of our other real estate owned at the dates indicated.

(Dollars in thousands)	As of December 31,
	2007	2006	2005	2004	2003

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$29	$2,315	$-	$-	$-
Real estate	-	-	-	-	-
Consumer loans	25	-	-	-	-
Total loans past due more than 90 days
and still accruing	$54	$2,315	$-	$-	$-

Renegotiated loans	$-	$-	$-	$-	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$892	$-	$477	$-	$173
Real estate	74,330	14,400	480	-	-
Consumer loans	140	-	7	-	-
Total non-accrual loans	75,362	14,400	964	-	173

Total non-performing loans	$75,416	$16,715	$964	$-	$173

Other Real Estate Owned	$17,375	$-	$-	$-	$111

Past Due Loans: This category includes loans that are still accruing interest, but are past due in their contractual payments.  These figures are not included with loans on non-accrual status.  Of the non-performing loan balance, which includes accruing loans past 90 days due and non-accrual loans, approximately $54,000 relates to accruing loans past due more than 90 days.

Renegotiated Loans:  Renegotiated loans, or troubled debt restructured loans, are generally classified as non-performing even after the restructuring. Consequently, they would be included with other non-performing loans in the above table.  There have been no renegotiated loans at the end of each of the last five years.

Non-accrual Loans:  If there is reasonable doubt as to the collectability of principal or interest on a loan, the loan is placed on non-accrual status, i.e., we stop accruing interest income on the loan and reverse any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. We pursue collection efforts on all non-accrual loans.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $2.8 million, $0.8 million, $0.3 million, approximately $38,000 and approximately $11,000 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.  There was $0.1 million and $0.2 million of interest income recognized on non-accrual assets for the year ended December 31, 2007 and 2006, respectively.  There was $0.3 million of interest income recognized on non-accrual assets for the same period ended 2005, and approximately $21,000 and $0 recognized for the same periods then ended in 2004 and 2003.

With the decline of economic conditions in California, specifically within the real estate and housing markets, our non-accrual loans have increased 423.3% for the year-ended December 31, 2007 as compared to December 31, 2006. At December 31, 2007, we had $75.4 million of non-performing loans and $17.4 million of other real estate owned.  Of the non-performing loan balance, $75.4 million are non-accrual loans and approximately $54,000 are accruing loans past due more than ninety days.  Our non-accrual balance is primarily comprised of eight single family residential tract construction loans totaling $61.7 million, one condominium construction project for $2.3 million, and one $6.9 million land loan for tract construction purposes.  We have $10.8 million in specific valuation allowances associated with our non-accrual loans and $10.0 million of specific reserves associated with impaired substandard loans that are still accruing interest.

Allowance for Credit Losses by Category

The allowance for credit losses, which is comprised of the allowance for loan losses and the allowance for unfunded commitments, was $49.8 million and $21.1 million at December 31, 2007 and 2006, respectively.  As of these dates, the allowance for credit losses represented 2.5% and 1.1% of gross loans excluding loans held-for-sale, respectively.  The ALL was $48.8 million and $19.7 million at December 31, 2007 and 2006, respectively, representing approximately 2.4% and 1.0% of gross loans at each year end, respectively.  The allowance for unfunded commitments represented $1.0 million and $1.4 million at December 31, 2007 and 2006, respectively.  Actual net charge-offs for the years ending December 31, 2007 and 2006 were $9.2 million and $0.3 million, respectively, representing 0.45% and 0.02%, respectively, of total average loans.

Of our $38.4 million of provision for loan losses for the year ended December 31, 2007, we allocated a specific reserve of $20.8 million to several loans for which the value of the collateral no longer exceeds the loan balance.  In addition, with the increase in our non-accrual loan balance to $75.4 million, which is included in our substandard loan balance of $142.4 million at December 31, 2007, management determined that the increase in our provision for loan losses, and therefore an increase in our ALL, was appropriate.

The determination of our ALL balance is the result of significant analysis of both quantitative and qualitative factors.   We believe that, based on information available, our ALL at December 31, 2007 was at a level sufficient to cover all known and inherent losses in our loan portfolio at such date that were both probable and reasonable to estimate.  In the future, we may adjust the level of our ALL as economic and other conditions dictate.  In addition, the OCC, as an integral part of their examination process, periodically reviews our ALL, and will require us to adjust the ALL based upon their judgment.

The following table sets forth our ALL by loan category and the percent of loans in each category to total loans at the dates indicated.

(Dollars in thousands)	As of December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans

Commercial and industrial	$2,100	7.8%	$1,352	6.4%	$717	4.0%	$919	3.5%	$791	4.5%
Real estate construction and land:
Single-family luxury	10,416	29.0%	7,044	27.0%	5,190	28.5%	4,079	29.1%	2,479	35.5%
Single-family tract	24,487	7.3%	1,596	8.0%	1,656	9.4%	1,838	12.6%	1,407	17.4%
Commercial	1,967	9.9%	1,198	7.0%	497	4.4%	367	3.5%	255	3.5%
Land	2,175	5.2%	2,998	5.9%	2,234	6.6%	854	6.0%	-	2.5%
Real estate mortgage:
Commercial	4,117	27.6%	3,105	27.9%	1,987	23.4%	1,275	21.0%	964	25.6%
Residential	1,383	7.5%	1,185	14.3%	1,076	22.6%	1,286	24.0%	490	10.2%
Consumer and other loans	2,069	5.7%	1,153	3.5%	292	1.1%	127	0.3%	33	0.8%
Other risks	135	0.0%	58	0.0%	113	0.0%	1,224	0.0%	939	0.0%
Total	$48,849	100.0%	$19,689	100.0%	$13,762	100.0%	$11,969	100.0%	$7,358	100.0%

Maturities and Sensitivities to Interest Rates

The following table shows the maturities on gross loans outstanding, including loans held-for-sale, at December 31, 2007.

(Dollars in thousands)	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
Commercial and industrial	$89,610	$45,701	$21,655	$156,966
Real estate construction and land:
Single-family luxury	516,830	66,132	-	582,962
Single-family tract	141,787	4,840	-	146,627
Commercial	159,031	34,704	4,451	198,186
Land	97,432	5,408	844	103,684
Real estate mortgage:
Commercial	79,577	84,703	435,035	599,315
Residential	40,539	38,460	144,563	223,562
Consumer loans	6,265	3,037	106,400	115,702
All other loans (including overdrafts)	264	-	-	264
Total	$1,131,335	$282,985	$712,948	$2,127,268

Loans with predetermined interest rates	$36,060	$112,281	$199,330	$347,671
Loans with floating or adjustable interest rates	1,095,275	170,704	513,618	1,779,597
Total	$1,131,335	$282,985	$712,948	$2,127,268

Investment Portfolio

We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities.  Securities are classified in three categories and accounted for as follows: debt and equity securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as comprehensive income, a separate component of stockholders’ equity. The following table shows our investment portfolio at December 31, 2007, 2006 and 2005, respectively.

(Dollars in thousands)	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading securities:	$5,516	$5,784	$4,707	$4,707	$3,491	$3,491

Available-for-sale:
U.S. agency securities	$13,328	$13,135	$12,515	$12,334	$11,751	$11,625
Mortgage-backed securities	160,214	156,112	205,139	198,702	243,786	234,980
Mutual funds	2,310	2,290	2,213	2,164	2,121	2,089
Total available-for-sale securities	$175,852	$171,537	$219,867	$213,200	$257,658	$248,694
Total Investment Securities	$181,368	$177,321	$224,574	$217,907	$261,149	$252,185

The balance of our investment portfolio at December 31, 2007 decreased $40.6 million or 18.6% compared to December 31, 2006.  The decrease resulted mainly from the sale of $16.2 million of investments, as well as $28.0 million of regularly scheduled principle paydowns on our mortgage-backed securities.   We recorded approximately $3,000 of gain in conjunction with the sale of securities in 2007.  There were no sales of securities during 2006 and 2005.

We classify our investment securities into one of two categories: available-for-sale or trading.  All securities are carried at fair market value.  In accordance with SFAS No. 115, available-for-sale and trading investment securities are carried at fair value and adjusted for amortization of premiums and accretion of discounts.  All unrealized gains and losses on our available-for-sale securities are included in other comprehensive income in our stockholders’ equity section of the Consolidated Statements of Financial Condition.  Unrealized gains and losses on trading securities are included in the Consolidated Statements of Income.

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date.  These investments are classified as trading securities with a corresponding liability in other liabilities on our Consolidated Statements of Financial Condition in accordance with Emerging Issues Task Force Abstract Issue No. 97-14 as these assets are considered assets of the Company.  Unrealized gains and losses, as well as dividend and interest income, including amortization of any premium or discount, are included in earnings.  Trading securities held in connection with the deferred compensation plan amounted to $5.8 million and $4.7 million at December 31, 2007 and 2006, respectively.

The following table sets forth the maturity distribution of the investment portfolio at December 31, 2007, as well as the weighted average yield for each range of maturities.  At December 31, 2007 we did not have any investment securities with contractual maturities of less than ten years.  Mutual funds of $2.3 million and trading securities of $5.8 million are excluded from the table, as they do not have a stated maturity date.

(Dollars in thousands)	Maturing
	After	Weighted	Total Balance as of
	Ten Years	AverageYield	December 31, 2007
U.S agency securities	$13,135	6.49%	$13,135
Mortgage-backed securities	156,112	4.65%	156,112
Total	$169,247	4.80%	$169,247

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.  We have reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$13,135	$(193)	$-	$-	$13,135	$(193)
Mortgage-backed securities	21,308	(241)	129,955	(3,870)	151,263	(4,111)
Mutual funds	2,290	(20)	-	-	2,290	(20)
Total	$36,733	$(454)	$129,955	$(3,870)	$166,688	$(4,324)

Despite the unrealized loss position of these securities, we have concluded, as of December 31, 2007, that these investments are not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

Asset/Liability Management

Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates.  When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates.  However, asset and liability products offered by depository institutions contain unique characteristics and will therefore exhibit distinct net interest margin behavior to changes in the interest rate environment, both in terms of responsiveness as well as the extent of the responsiveness.  Thus, the interest rate sensitivity gap is only a general indicator of interest rate sensitivity.  Specifically, the interest rate sensitivity gap does not take into consideration decay rates or prepayments of loans.  Based on our analysis, we believe that we are in an interest rate neutral position.

The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2007.  Assets and liabilities are classified by the earliest possible repricing date or maturity date, whichever comes first.

(Dollars in thousands)		Over Three
		Through	Over One		Non-
	Three Months	Twelve	Through Five	Over Five	interest
	or Less	Months	Years	Years	Bearing	Total
Assets
Investment securities	$8,074		$26,157	$143,090		$177,321
Other investments				25,066		25,066
Gross loans	887,129	$397,517	260,522	582,100		2,127,268
Noninterest-earning assets					$153,624	153,624
Total assets	$895,203	$397,517	$286,679	$750,256	$153,624	$2,483,279

Liabilities and stockholders' equity
Non interest-bearing deposits					$316,905	$316,905
Interest-bearing deposits	$928,789	$601,085	$88,873			1,618,747
Exchange balances	23,757	23,758				47,515
FHLB advances and other borrowings	45,250	40,000	135,000			220,250
Subordinated debt	5,000					5,000
Junior subordinated debentures	115,470					115,470
Other liabilities					46,367	46,367
Stockholders' equity					113,025	113,025
Total liabilities and stockholders' equity	$1,118,266	$664,843	$223,873	$-	$476,297	$2,483,279
Interest rate sensitivity gap	$(223,063)	$(267,326)	$62,806	$750,256	$(322,673)
Cumulative interest rate sensitivity gap	$(223,063)	$(490,389)	$(427,583)	$322,673	$-

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR on December 31, 2007, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 Basis Points	$(8,193)	-4.5%	$5,015	5.5%
+100 Basis Points	$(2,986)	-1.6%	$1,916	2.1%
-100 Basis Points	$1,282	0.7%	$(1,353)	-1.5%
-200 Basis Points	$(3,059)	-1.7%	$(2,887)	-3.2%

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

At December 31, 2007, our estimated changes in EVE and EAR were within the operating ranges established by our Board of Directors.

Sources of Funds

General

Our primary sources of funds for use in our lending and investing activities consist of deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, deposits from exchange balances and sales of, maturities, principal and interest payments on loans and securities.  In addition, we generally contribute proceeds from the issuance of preferred or common stock and the issuance of junior subordinated debentures into the Bank.  We also have various borrowing lines at the Bank and at the Company which can be drawn upon for additional funding.  We closely monitor rates and terms of competing sources of funds and utilize the sources we believe to be the most cost effective and consistent with our asset and liability management policies.

Deposits

Our primary source of funding is from deposits.  We offer various deposit products which include non-interest bearing demand deposits and interest-bearing savings and time deposits.  Savings deposits include savings, NOW and money market deposit accounts.

The average amount of and the average rate paid on our deposits are summarized below:

(Dollars in thousands)	Years Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$289,036	0.0%	$206,782	0.0%	$141,380	0.0%
Savings deposits (1)	667,588	4.1%	540,654	3.7%	447,424	2.7%
Time deposits	865,587	5.2%	801,113	4.7%	486,938	3.2%
Total Deposits	$1,822,211	4.0%	$1,548,549	3.7%	$1,075,742	2.6%
 _____________

1) Includes savings, NOW and money market deposit accounts.

Set forth below is a maturity schedule of time certificates of deposit of $100,000 or more at the indicated period:

(Dollars in thousands)	As of December 31, 2007

Three months or less	$147,981
Over three through six months	166,870
Over six through twelve months	185,410
Over one through five years	52,542
$552,803

Short-Term Borrowings

We utilize short-term borrowings as a source of funds, such as FHLB advances, federal funds purchased, and lines of credit.

At December 31, 2007, VNB had a $70.0 million secured line of credit with a correspondent bank.  The line of credit, which is secured by 100% of the Bank’s common stock, had an outstanding balance of $45.3 million and $40.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance  not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than  7.0%.  VNB was granted a waiver of such financial covenant failures as of December 31, 2007.

Effective March 16, 2008, VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant failures through June 30, 2008.  In connection with the Agreement, VNB repaid $5.0 million of the outstanding balance plus a lender fee in an amount equal to 0.25% of the outstanding balance.  In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

The line of credit had an outstanding balance of $53.3 million at March 31, 2008.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.  As discussed in “Item 1. Business – Regulatory Actions,” we expect that prior FRB approval will now be required in order for VNB to make this payment on the line of credit.  In the event that we are unable to make this payment on or before June 30, 2008, we would be in default under the line of credit and the correspondent bank would thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

In addition, the Bank had unsecured borrowing lines with eight correspondent banks totaling $137.8 million, as well as an advance line with the FHLB, as of December 31, 2007.  At December 31, 2007, we did not have any outstanding balances on our unsecured borrowing lines.  Our advance line with the FHLB is collateralized by investment securities and/or eligible loans.  At December 31, 2007, we had $175.0 million in FHLB borrowings, of which $40.0 million matures within one year.  Included in the FHLB advances at December 31, 2007 were $155.0 million in putable advances.  Of the putable advances, $65.0 million are three-year putable advances with a one year non-put period, $70.0 million are two-year putable advances with a twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

At December 31, 2007, our advance line with the FHLB allowed us to borrow up to 40% of the Bank’s total assets.  On April 21, 2008, the FHLB decreased our borrowing capacity from 40% of the Bank’s total assets to 30% of the Bank’s total assets.  The amount that we borrow from the FHLB is limited by the amount of collateral that we pledge.  Although we do not have sufficient collateral to retain our prior borrowing limits based on the reduction in the advance percentage, because we did not rely on the maximum borrowing capacity under the old limits, our operations were not adversely affected by the decrease in borrowing capacity.

The following schedule lists our short-term borrowings (maturing less than or equal to one year) as of December 31, 2007, 2006 and 2005:

(Dollars in thousands)	December 31,
	2007	2006	2005
Federal funds purchased	$-	$-	$-
FHLB advances	40,000	66,000	164,000
Line of credit	45,250	40,000	10,000
Total Short-Term Borrowings	$85,250	$106,000	$174,000

Set forth below is a schedule of additional information relating to our short-term borrowings (maturing less than or equal to one year) as of and for the years ended December 31, 2007, 2006 and 2005:

(Dollars in thousands)	For the year ended December 31,
	2007	2006	2005
FHLB Advances
Average balance during the year	$85,667	$104,000	$282,642
Maximum balance outstanding	$165,000	$241,000	$395,000
Balance at December 31,	$40,000	$66,000	$164,000
Interest rate, end of year	5.08%	5.12%	4.04%
Weighted average rate during the year	4.94%	4.70%	3.31%
Line of Credit
Average balance during the year	$25,336	$14,696	$356
Maximum balance outstanding	$46,700	$40,000	$10,000
Balance at December 31,	$45,250	$40,000	$10,000
Interest rate, end of year	7.31%	7.60%	6.75%
Weighted average rate during the year	7.70%	7.47%	6.75%

Capital Issuances

Common Stock

On May 5, 2006, we sold an aggregate of $31.8 million of common stock in a registered direct offering to three institutional accredited investors.  The transaction involved the sale of 1.3 million shares of our common stock at a purchase price of $25.24 per share, as adjusted for the five percent stock dividend in June 2007.  We used the proceeds of the transaction to support the Bank’s growth, payoff outstanding debt, partially fund the merger with Rancho Bank and for general corporate purposes.

On June 18, 2004, we issued and sold 840,000 shares of our common stock, as adjusted for stock splits and dividends, to institutional investors through a private placement, which raised $15.2 million in additional capital, net of fees and expenses.  We also granted the investors warrants (the “Warrants”) to purchase up to 168,000 additional shares of common stock for $23.81 per share.  The Warrants will expire on June 21, 2011.  As of December 31, 2007, none of the Warrants had been exercised and all Warrants remained outstanding.  We contributed $10.0 million of the proceeds from this private placement to the Bank to support the continued growth of the Bank, and we used remaining proceeds for general corporate purposes.  RBC Capital Markets Corporation served as placement agent for the private offering.  All share and per share data has been retroactively adjusted to reflect stock splits and dividends.

The common stock and Warrants were offered and sold pursuant to an exemption to the registration requirements under Section 4(2) of the 1933 Act.

Preferred Stock

On June 26, 2007, we completed a registered public offering of 2.3 million shares of 7.5% Series D Noncumulative Preferred Stock (“Series D Preferred Stock”), with net proceeds of $22.0 million.  Each share has a liquidation preference of $10 per share, which is effective on or after June 25, 2012.  The Series D Preferred Stock is not convertible into or exchangeable for any other of our properties or securities.  The Series D Preferred Stock is listed on the American Stock Exchange under the symbol “VXC.prD”.  We used the proceeds from this offering for working capital and for general corporate purposes.  RBC Capital Markets Corporation acted as the sole underwriter for the offering.

On April 15, 2005, we issued 10,000 shares of Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) through a private placement with an institutional investor as part of a pooled transaction.

The Series C Preferred Stock was issued at $1,000 per share for aggregate proceeds of $9.7 million, net of fees and expenses.  Each share of Series C Preferred Stock is entitled to a noncumulative, annual dividend at the rate of three-month LIBOR plus 3.80%, payable quarterly.  Cash dividends are payable January 1, April 1, July 1, and October 1 of each year, and must be declared by our Board of Directors prior to the dividend payment date.  The Series C Preferred Stock is not convertible into or exchangeable for any other of our properties or securities and is callable after five years at a premium and at a decreasing premium scale over the following ten years until year fifteen when the instrument is callable at par.

The Series C Preferred Stock and Series D Preferred Stock rank equally with each other and rank senior to our common stock.  During 2007, we declared $0.9 million and $0.8 in cash dividends on Series C Preferred Stock and Series D Preferred Stock, respectively.

As discussed in “Item 1. Business – Supervision and Regulation – Dividends and Other Transfer of Funds,” because we have an accumulated deficit and do not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law, we are currently legally prohibited from paying dividends on our Series C Preferred Stock and Series D Preferred Stock.  In addition, as discussed in “Item 1. Business – Regulatory Actions,” we expect that prior FRB approval will now be required in order for us to pay future dividends on our Series C Preferred Stock and Series D Preferred Stock.

Trust Preferred Securities

On May 16, 2006, we raised capital through Vineyard Statutory Trust XI (“Trust XI”), which issued $18.0 million of trust preferred securities to preferred investors and $0.6 million of common securities to us.  In conjunction with the issuance of the trust preferred securities, we issued junior subordinated debentures to Trust XI, and we used the proceeds of the debt issuance to support the growth of the Bank.

At December 31, 2007, we had an aggregate of $115.5 million of junior subordinated debentures outstanding.  The terms of these junior subordinated debentures are discussed in Note #12 to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Report.

As of December 31, 2007, the weighted average interest rate being paid on our junior subordinated debentures was 7.5%.  At December 31, 2007, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $9.2 million in the aggregate, based on the applicable interest rate during the year.

As discussed in “Item 1. Business – Regulatory Actions,” we expect that prior FRB approval will now be required in order for us to make payments of interest and principal under our outstanding junior subordinated debentures.

Return on Equity and Assets

The following table sets forth our ratios of net income to average total assets (return on assets), net income to average total equity (return on equity), cash dividend payout ratio (cash dividends paid per common share to basic earnings per common share) and average equity to average total assets (equity to asset ratio).  We have also included some variations on these ratios, specifically to eliminate the effects of preferred stock and intangible assets.

	2007	2006	2005
Return on average assets	-1.67%	1.00%	1.21%
Return on average tangible assets (1)	-1.67%	1.03%	1.21%
Return on average total equity	-25.21%	16.18%	19.60%
Return on average common equity (2)	-30.32%	16.77%	20.50%
Return on average common tangible equity (3)	-43.36%	20.54%	20.58%
Cash dividend payout ratio	-7.83%	16.41%	13.20%
Total stockholders' equity to asset ratio	6.61%	6.18%	6.18%
Common stockholders' equity to asset ratio (4)	5.73%	5.69%	5.74%
Common tangible stockholders' equity to asset ratio (5)	3.94%	4.72%	5.72%

__________

(1)
Return on average tangible assets is computed by dividing tangible net income for the period by average tangible assets.  Tangible net income is calculated by subtracting core deposit intangible expense from net income for the period.  Average tangible assets are derived by subtracting average identifiable intangible assets and goodwill from average total assets.

(2)
Return on average common equity is computed by dividing net income applicable to common shareholders for the period by average common equity.  Average common equity is derived by subtracting average preferred equity from average total stockholders’ equity.

(3)
Return on average common tangible equity is computed by dividing tangible net income applicable to common shareholders for the period by average common tangible equity.  Tangible net income applicable to common shareholders can be calculated by subtracting core deposit intangible expense and preferred dividends from net income for the period.  Average common tangible equity is derived by subtracting average preferred equity and average identifiable intangible assets and goodwill from average total stockholders’ equity.

(4)
Common stockholders’ equity to asset ratio is calculated by dividing average common stockholder’s equity, which equals average total stockholders’ equity less average preferred equity, by average assets.

(5)
Common tangible stockholders’ equity to asset ratio is calculated by dividing average common tangible stockholder’s equity, which equals average total stockholders’ equity less average preferred equity and average identifiable intangible assets and goodwill, by average assets.

Total cash dividends paid on common stock during 2007 were $3.4 million.

All share and per share data have been adjusted to reflect the 5% stock dividend that was issued in June 2007.  The terms of the stock dividend is discussed in Note #20 to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Report.

Economic Conditions, Government Policies, Legislation and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on our interest-earning assets, such as loans extended to customers and securities held in our investment portfolio, will comprise the major portion of our earnings.  These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”).  The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities.  The nature and impact of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Dramatic negative developments in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn in 2008.  Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue.  Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  There is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations and supervisory policies, would have on our financial condition or results of operations.  In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Supervision and Regulation

General

VNB and the Bank are extensively regulated under both federal and state laws.  This regulation and supervision is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the FDIC and not for the benefit of shareholders.  Set forth below is a brief description of key laws and regulations which relate to our operations.  These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

VNB

As a bank and financial holding company, VNB is subject to regulation and examination by the FRB under the BHCA.  Accordingly, VNB is subject to the FRB’s authority to:

•	require periodic reports and such additional information as the FRB may require.

•	require VNB to maintain certain levels of capital. See “Capital Requirements.”

•
require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

•
terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

•
approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

A bank holding company will be designated to be in a “troubled condition” by the FRB if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System or under the Federal Reserve Bank Holding Company Rating System, (ii) it is subject to a cease and desist order or formal written agreement that requires action to improve the financial condition of the institution, unless otherwise informed by the FRB, or (iii) it is informed in writing by the FRB that as a result of an examination it has been designated in “troubled condition.”  A bank holding company that is designated to be in a “troubled condition” may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB in its sole discretion. In addition, a bank holding company that is designated to be in a “troubled condition” may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

On May 16, 2008, the FRB notified VNB that, as a result of an examination, it expects to designate VNB to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  Upon such designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including, without limitation, dividend payments to the holders of its common stock and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval.

Non-banking and Financial Activities

Subject to certain prior notice or FRB approval requirements, VNB may engage in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  VNB may also engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”).  Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

VNB is also a bank holding company within the meaning of the California Financial Code.  As such, VNB and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Securities Registration

VNB’s securities are registered with the SEC under the Exchange Act.  As such, VNB is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

VNB is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC.  To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal nonpublic or formal public memoranda of understanding or written agreements;

•	enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties; and

•	take possession and close and liquidate the Bank.

In addition, a national bank will be designated to be in a “troubled condition” by the OCC if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System, (ii) it is subject to a cease and desist order, a consent order, or a formal written agreement, unless otherwise informed by the OCC, or (iii) it is informed in writing by the OCC that as a result of an examination it has been designated in “troubled condition.”  A national bank that is designated to be in a “troubled condition” may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC. In addition, a national bank that is designated to be in a “troubled condition” may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors, without complying with certain statutory restrictions including prior approval of the OCC and FDIC.

On May 5, 2008, the Bank was informed in writing by the OCC that, as a result of an examination, the Bank has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  This designation does not affect the Bank’s designation as a “well-capitalized” institution.

Various requirements and restrictions under the laws of the State of California and federal banking laws and regulations affect the operations of the Bank.  State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements.  Furthermore, the Bank is required to maintain certain levels of capital (See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources”)

As a national bank, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, and, further, pursuant to GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate.  The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs.  The final rules will not be effective until 2009 and are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Dividends and Other Transfer of Funds

VNB

VNB is a legal entity separate and distinct from the Bank.  Our ability to pay cash dividends is limited by California law.  Under California law, our shareholders may receive dividends when and as declared by our Board of Directors out of funds legally available for such purpose.  With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.  VNB currently has an accumulated deficit and does not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, VNB is legally prohibited from paying dividends on both its common stock and preferred stock.

The banking agencies have the authority to prohibit VNB from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that VNB must act as a source of financial and managerial strength to the Bank.  In this regard, we expect that FRB approval will now be required before VNB can pay dividends on both its common stock or preferred stock.  See “Item 1. Business – Regulatory Actions.”  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit VNB from paying any dividends if the Bank is classified as “undercapitalized.”  See “Prompt Corrective Action”.

Bank

Dividends from the Bank constitute the principal source of funds to VNB.  The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends.  Under such restrictions, the Bank did not have any undivided profits available for payment of dividends to VNB at December 31, 2007.  However, the board of directors of the Bank may approve the transfer of certain capital surplus to undivided profits, subject to approval by regulatory authorities, as additional funds available for dividends to VNB.  The banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit VNB from paying any dividends if the Bank is classified as “undercapitalized.”  See “Prompt Corrective Action”.

Capital Requirements

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a bank holding company or bank’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items.  The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk.  Under the capital guidelines, a bank holding company or bank’s total capital is divided into tiers.  “Tier I capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision.  A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, and is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards.  A separate rule is expected to be released and issued in final by the federal regulatory agencies in 2008 to offer U.S. banks that will not adopt Basel II an alternative “standardized approach under Basel II” option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

The Federal Deposit Insurance Act (“FDI Act”) gives the federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan.  The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired.  The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

VNB

At December 31, 2007, VNB’s capital ratios exceed the minimum percentage requirement for bank holding companies.  The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.  Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

Bank

At December 31, 2007, the Bank’s capital ratios exceed the minimum percentage requirements for “well capitalized” institutions.  The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0% and a minimum ratio of Tier I capital to risk-adjusted assets of 4.0%.

A bank’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification.  A bank is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.0% or more; its core capital to risk-weighted assets ratio is 6.0% or more; and its core capital to adjusted total assets ratio is 5.0% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio.  For a bank to be rated “well-capitalized,” the minimum leverage ratio of Tier I capital to total assets must be 5.0%.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and Note #21 to the audited financial statements for further information regarding the regulatory capital guidelines as well as VNB’s and the Bank’s actual capitalization as of December 31, 2007.

FDIC Deposit Insurance

Through the DIF, the FDIC insures Bank customers’ deposits up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.  The Federal Deposit Insurance Reform Act of 2006, or FDIRA, and implementing regulations provide for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.  The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the OCC.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that  any borrower (including certain related entities) may owe to a national bank at any one time may not exceed 15% of the unimpaired capital and surplus of the Bank, plus an additional 10%, of unimpaired capital and surplus for loans fully seasoned by readily marketable collateral.  The Bank has established internal loan limits which are lower than these legal lending limits.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•
a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•
must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate must not exceed the Bank’s unimpaired capital and unimpaired surplus.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies whereby the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10.0% of the Bank’s capital and surplus;

•	limit such loans and investments to or in any affiliate in the aggregate to 20.0% of the Bank’s capital and surplus; and

•
require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.  Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion.  Such enforcement actions could also have serious reputation consequences for VNB and the Bank.

Consumer Laws

The Bank and VNB are subject to many federal and state consumer protection statutes and regulations and laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•
The Home Ownership and Equity Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•
Privacy policies are required by federal and state banking laws regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.

•
The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•
The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act (“TILA”) requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•
The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•
The CRA requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  In its last examination for CRA compliance, as of April 2, 2007, the Bank was rated “satisfactory.”

•
The Home Mortgage Disclosure Act (“HMDA”) includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•
The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act (“NFIA”) requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries may be subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

Accounting Changes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes in a company’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Because we do not have any uncertain tax positions, FIN No. 48, which became effective January 1, 2007, did not have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective January 1, 2008 and we do not anticipate the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet under current practice.  This new guidance applies when uncorrected misstatements affect the current year.  To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of SAB No. 99.  SAB No. 108 was effective for errors identified beginning in the year ended December 31, 2006.  The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value.  This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of our fiscal year beginning January 1, 2008.  While we adopted SFAS No. 159 as of January 1, 2008, we did not elect the fair value option for any of our existing financial assets or liabilities.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combination” (“SFAS No. 141(R)”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  The implementation of this standard will not affect our current financial condition.

Item 1A. Risk Factors

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known by us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks. These risks should be read in conjunction with the other information contained in this Annual Report on Form 10-K.

Our operations and activities are now subject to heightened regulatory oversight.

The OCC has designated the Bank to be in a “troubled condition”, and we have been advised that the FRB expects to designate VNB to be in a "troubled condition" for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of those designations, and  in addition to the extensive regulation which normally applies to us, our operations and activities are now subject to heightened regulatory oversight, and additional restrictions on our operations and activities may become applicable depending upon whether further regulatory action is taken. We can give no assurance that further regulatory action will not be taken. Our ability to conduct our operations and meet our obligations will require, in many circumstances, that we obtain prior regulatory approval. Such approval is discretionary and we can give no assurance that such approval would be granted, or granted on the terms requested.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations.  Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations.  If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict our ability to originate or sell loans, further limit or restrict the amount of origination fees, interest or other charges earned on loans we originate or sell, or otherwise materially and adversely affect our business, financial condition, prospects or profitability.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank.

A substantial source of our funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice.  As a result of any such assertion, the Bank could be prohibited or otherwise restricted from paying dividends to us.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities.  The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is also subject to regulatory limits and other restrictions.

The banking agencies have the authority to prohibit us from servicing our debt, paying dividends and otherwise satisfying our obligations as they come due depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks.  In this regard, we expect that FRB approval will now be required before we can make any payments to third parties, including, without limitation, payments to service our debt, payments of dividends to our shareholders and payments to satisfy our other obligations.  See “Item 1. Business – Regulatory Actions.”  If we are unable to secure FRB approval to make such payments on a timely basis, our business, financial condition, results of operations and prospects would be adversely affected.

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

At December 31, 2007, our allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded commitments, as a percentage of gross loans was 2.48% and our allowance for loan losses as a percentage of gross loans was 2.43%.  Regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses.  Although we believe that our allowance for credit losses is adequate to absorb probable losses in our loan portfolio and in unfunded commitments, we cannot predict with certainty these losses or whether the allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

Our operations will likely require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We do not believe that our existing capital resources will satisfy our capital requirements for the foreseeable future nor be sufficient to offset further problem assets.  Our asset quality may continue to erode and require significant additional provision, causing continued net operating losses at the Bank.  Because our capital levels have and may continue to decline, we will likely need to raise capital.  Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance.  Additionally, we may enter into agreements with the OCC and FRB which may include requirements to raise capital to a level sufficient to meet operating needs.  Accordingly, we cannot be certain of our ability to raise additional capital or on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to operate could be materially impaired.

Our pursuit of strategic alternatives may lead to uncertainty or may not be successful.

On May 1, 2008, we announced that we have engaged financial advisors to explore strategic alternatives, including potential significant capital raises, in order to address the financial impact of the abrupt and severe decline in real estate values and the consequent increase in our provision for loan losses.  We also announced that we were in discussions with one party regarding a potential capital infusion transaction. There can be no assurance that the exploration of strategic alternatives will result in any transaction. During the process, there may be risks that certain customers, employees, and shareholders may react negatively to the uncertainty of the process. These same constituencies may react negatively in the event the process does not result in any transaction. The pursuit of strategic alternatives may also involve significant expenses and management time and attention, and otherwise disrupt our business.

Recent negative developments in the financial industry and U.S. and global credit markets may impact our operations and results.

Negative developments in 2007 in the sub-prime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn beginning in 2008.  Commercial as well as consumer loan portfolio performance has deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue.  Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Our business strategy may result in increased volatility of earnings.

Our business strategy is focused on commercial, commercial real estate, multifamily, commercial real estate construction, and residential real estate construction lending.  These types of lending activities, while potentially more profitable, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an on-going basis.  During 2007, real estate markets experienced a downturn as a result of nationwide sub-prime loan problems.  Further declines in real estate values, particularly in California, may reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans.  In addition, the repayment of commercial real estate and multifamily loans is generally dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family residential and consumer loans.  Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family residential and consumer loans.  A secondary market for most types of commercial real estate and commercial business loans may not be readily liquid, so we may have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Potential acquisitions may disrupt our business, dilute shareholder value and adversely affect our operating results.

In December 2007 and July 2006, we completed acquisitions of the Exchange Companies and Rancho Bank, respectively.  In conjunction with our strategic plan, we may continue to grow by acquiring banks, related businesses or banking centers of other banks that we believe provide a strategic fit with our business.  To the extent that we grow through acquisitions, we cannot be certain that we will be able to adequately or profitably manage this growth.  Acquiring other banks, businesses or banking centers involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the acquired banks, businesses or banking centers we acquire;
•	exposure to potential asset quality issues of the acquired banks, businesses or banking centers;
•	difficulty and expense of integrating the operations and personnel of the acquired banks, businesses or banking centers we acquire;
•	potential disruption to our business;
•	potential diversion of management’s time and attention;
•	the possible loss of key employees and customers of the acquired banks, businesses or banking centers we acquire;
•	difficulty in estimating the value of the acquired banks, businesses or banking centers to be acquired; and
•	potential changes in banking, tax laws, and/or regulations that may affect the acquired banks or businesses to be acquired.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely affect our growth strategy and prospects.

Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. If our core banking and commercial deposits are not sufficient to meet our funding needs, we may increase our utilization of brokered deposits, Federal Home Loan Bank advances and other wholesale funding sources necessary to continue our growth strategy. Because these funds generally are more sensitive to rates than our core deposits, they are more likely to move to the highest rate available. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business strategy relies upon our key employees.

The implementation of our operating strategy depends heavily upon the active involvement of key employees.  The loss of their services could have a negative impact on the implementation and success of our business strategy.  Our success will also depend in large part upon our ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan.  We will need to retain persons with diversified skills in order to manage our specialty lines of business.  Competition for qualified personnel, especially those in management, sales and marketing, is intense.  We cannot be certain that we will be able to attract and retain these persons.  In addition, the OCC has designated the Bank to be in a “troubled condition,” and we have been advised that the FRB expects to designate VNB to be in a “troubled condition.” As a result of these designations, neither VNB nor the Bank will be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the applicable regulatory body with prior written notice.  Such appointment or change in responsibilities may be disapproved by the applicable regulatory body.  Moreover, neither VNB nor the Bank will be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors, without complying with certain statutory restrictions including prior regulatory approval.  These restrictions may adversely affect our ability to attract and retain key employees.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Real Estate Construction Loans

We make residential and commercial real estate construction loans to individuals and developers for the construction of residential and commercial properties.  These loans include single-family luxury construction loans which are targeted at attached and detached luxury homes located within the coastal communities and in other affluent areas of California.  We originate these loans whether or not the property is under contract for sale.  Residential real estate construction loans also include single-family tract construction loans which target the construction of entry level units.  We have a significant amount of residential real estate construction loans in our loan portfolio, both in dollar amounts and as a percentage of our total loans.  At December 31, 2007, $729.6 million or 36.3% of our total loan portfolio consisted of residential real estate construction loans.  Commercial construction loans include loans for office buildings and retail space, with the majority of projects originating throughout Southern California.  At December 31, 2007, $198.2 million or 9.9% of our total loan portfolio consisted of commercial real estate construction loans.

Our construction loans are based upon estimates of costs and value associated with the completed project.  These estimates may be inaccurate.  Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, there may be inadequate security for the repayment of the loan upon completion of construction of the project and we may incur a loss.  Our ability to continue to originate a significant amount of construction loans is dependent on a recovery of the housing market in the California communities of Los Angeles, Marin, Orange, San Diego and Santa Clara counties and in the Inland Empire region of Southern California as well as elsewhere in California.  To the extent there is continued decline in the demand for new housing in these communities, the demand for construction loans would likely continue to decline and our net income may be adversely affected.

Commercial Real Estate Loans

We originate commercial real estate loans to individuals and businesses, including non-profit organizations, for various purposes.  These loans are secured by commercial real estate.  At December 31, 2007, $553.5 million or 27.6% of our total loan portfolio consisted of commercial real estate loans.

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

Multifamily Residential Real Estate Loans

Our multifamily loans are subject to collateral risk similar to other real estate secured products.  While our primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand.  At December 31, 2007, $93.7 million or 4.7% of our total loan portfolio consisted of multifamily residential real estate loans.

Commercial Business Loans

Our commercial business loans generally consist of loans to small businesses, including SBA loans.  At December 31, 2007, $157.0 million or 7.8% of our total loan portfolio consisted of commercial business loans.

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

Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing sector experienced an economic slowdown.  Further deterioration in economic conditions, in particular within the California real estate market, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans.

Further downturns in the California real estate market could hurt our business.

Our business activities and credit exposure are primarily concentrated in California.  While we do not have any sub-prime loans, our residential tract and luxury construction and land loan portfolios have been affected by the downturn in the residential real estate market.  We anticipate that continued declines in the California real estate market will hurt our business.  As of December 31, 2007, the majority of our loan portfolio consisted of loans secured by real estate located in California.  If real estate values continue to decline, especially in California, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  Real estate values in California could also be affected by, among other things, earthquakes and other natural disasters particular to California.

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

We cannot control or accurately predict changes in market rates of interest.  The following are some factors that may affect market interest rates, all of which are beyond our control:

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

Our ability to pay dividends is subject to restrictions under California.

Our ability to pay dividends is limited by California law.  Under California law, our shareholders may receive dividends when and as declared by our Board of Directors out of funds legally available for such purpose.  With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.  We currently have an accumulated deficit and do not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.

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

We compete for loans principally on the basis of interest rates and loan fees, the types of loans which we originate, and the quality of service which we provide to borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  If we are not able to effectively compete in our market area, our profitability may be negatively affected and could further limit our ability to pay dividends.

The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

If we cannot attract deposits, our growth may be inhibited.

 Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates.  We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets.  We cannot assure you that these efforts will be successful.

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

Negative publicity could damage our reputation.

Reputation risk, or the risk to our earnings and capital from negative publicity or public opinion, is inherent in our business.  Negative publicity or public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences.  Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.  The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

Our business and operations have been, and could further be, negatively impacted as a result of the efforts by our former chief executive officer, Norman Morales, and a stockbroker, Jon Salmanson, to elect alternative nominees to our Board of Directors.

In February 2008, our former chief executive officer, Norman Morales, and a stockbroker, Jon Salmanson, publicly announced their intention to solicit written shareholder consents to amend our Bylaws to permit them to nominate a slate of directors for possible election at our 2008 Annual Meeting of Shareholders.  We incurred substantial costs and management expended substantial time and energy in opposing this consent solicitation.  We have now received notice that Messrs. Morales and Salmanson will be submitting a slate of seven alternate nominees to stand for election at our 2008 Annual Meeting of Shareholders.  As a result, we will likely be engaged in a proxy contest with respect to the election of directors that will require significant additional time and expense and further divert the attention of our management and disrupt our business.  This disruption also could make it more difficult for us to attract and retain experienced executives and employees.

If we cannot maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.

As more fully described under “Item 9A. Controls and Procedures,” we have identified five material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

As a result of the material weaknesses we have identified in our internal control over financial reporting, we identified certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed on The NASDAQ Global Select Market and the American Stock Exchange. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 may adversely impact our ability to access the capital markets.

Our inability to timely file our Form 10-K for the year ended December 31, 2007 may have an adverse impact on our ability to access the capital markets. In particular, we expect that we will not be eligible to use a registration statement on Form S-3 until we have filed all of our periodic reports in a timely manner for a period of twelve months.  The inability to use Form S-3 may impair our ability or increase our costs and the complexity of our efforts to access the capital markets.

Our common stock is subject to delisting from The NASDAQ Global Select Market and our 7.5% Series D Noncumulative Preferred Stock is subject to delisting from the American Stock Exchange as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007.

Our common stock is currently listed on The NASDAQ Global Select Market (“NASDAQ”), and our 7.5% Series D Noncumulative Preferred Stock is currently listed on the American Stock Exchange (“AMEX”).  In the future, we may not be able to meet the continued listing requirements of NASDAQ and AMEX.

On April 2, 2008, we received a NASDAQ Staff Determination letter notifying us that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 constitutes a failure to satisfy the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14) and, therefore, trading in our common stock is subject to suspension and delisting unless we request an appeal of the determination.  We filed an appeal and a hearing before the NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) is scheduled on May 22, 2008 to review the determination.  Pending a decision by the NASDAQ Panel, our common stock will remain listed on NASDAQ.  While we believe the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 satisfies the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14), there can be no assurance that the NASDAQ Panel will grant our request for continued listing.

On April 2, 2008, we received a letter from AMEX notifying us that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 constitutes a failure to satisfy the requirements of Sections 134 and 1101 of the AMEX Company Guide and is a material violation of our listing agreement and, therefore, trading in our 7.5% Series D Noncumulative Preferred Stock is subject to suspension and delisting unless we submit a plan (“Plan”) to AMEX advising AMEX of action we have taken, or will take, that would bring us into compliance with Sections 134 and 1101 of the AMEX Company Guide.  Although we have submitted a Plan to AMEX, such Plan has not been accepted by the AMEX Listings Qualifications Panel as of the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.  While we believe the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 satisfies the filing requirements of Sections 134 and 1101 of the AMEX Company Guide, there can be no assurance that the AMEX Listings Qualifications Panel will grant our request for continued listing.

A delisting of our common stock or our 7.5% Series D Noncumulative Preferred Stock would significantly affect the ability of investors to trade such securities and the value and liquidity of such securities.  In addition, such a delisting would likely affect our ability to raise capital on terms acceptable to us and would likely result in the loss of confidence by our shareholders, customers and employees.

Item 1B. Unresolved Staff Comments

None

ITEM 2.  Properties

The following table sets forth certain information with respect to our properties at December 31, 2007.

Office Location	Leased/Owned	Lease Expiration Date

9590 Foothill Boulevard (1) (6)	Owned	N/A
Rancho Cucamonga, California 91730

5455 Riverside Drive (1)	Owned	N/A
Chino, California 91710

23840 Lake Drive (1)	Owned	N/A
Crestline, California 92325

2009 West Foothill Boulevard (1)	Owned	N/A
Upland, California 91786

2225 East Bayshore Road, Suite 200 (8)	Leased	N/A
Palo Alto, California 94303

303 Webster Street (6)	Leased	July 2008
Monterey, California 93940

2659 Townsgate Road, Suite 102 (3)	Leased	February 2009
Westlake Village, California 91361

2100 East Foothill Boulevard (1)	Leased	October 2009
La Verne, California 91750

16008 Foothill Boulevard (1)	Leased	December 2009
Irwindale, California 91702

500 North State College Boulevard, Suite 530 (3)	Leased	January 2010
Orange, California 92868

8748 Industrial Lane (5)	Leased	March 2010
Rancho Cucamonga, California 91731

8105 Irvine Center Drive, Suite 600 (4) and 650 (1)	Leased	April 2010
Irvine, California 92618

1200 South Diamond Bar Boulevard (1)	Leased	April 2010
Diamond Bar, California 91765

681 Encinitas Boulevard, Suites 403 and 404 (7)	Leased	August 2010
Encinitas, California 92024

20 First Street (3)	Leased	August 2012
Los Altos, California 94022

28200 State Highway 189, Suite K-100 (1)	Leased	July 2013
Lake Arrowhead, California 92352

1230 Rosecrans Avenue, Suites 120 (1), 600 (4), and 660 (4)	Leased	August 2013
Manhattan Beach, California 90266

1016 Irwin Street (1)	Leased	January 2014
San Rafael, California 94901

7676 Hazard Center Drive, Suites 200 (1), 201 (6), and 1540 (6)	Leased	November 2014
San Diego, California 92108

576 South Grand Avenue (1)	Leased	August 2016
Covina, California 91724

200 South Main Street, Suite 150, 320, and 130 (1)	Leased	December 2018
Corona, California 92882

1260 Corona Pointe Court (6) (2)	Leased	January 2018
Corona, California 92879

20401 East Valley Boulevard (1)	Leased	March 2020
Walnut, California 91789

530 West Bonita Avenue (1)	Leased	May 2020
San Dimas, California 91773
________________

(1)           This location serves as a full-service banking center of the Bank.

(2)           This location also serves as our corporate headquarters.
(3)           This location serves as an RFC of the Bank.
(4)           This location serves as an administrative and loan production office.
(5)           This location serves as the Bank’s warehouse facility.
(6)           This location serves as an administrative office.
(7)           This location serves as our Exchange Companies headquarters, which we acquired in December 2007.
(8)           This location serves as a temporary facility for our Santa Clara RFC and is a month-to-month lease.

ITEM 3.  Legal Proceedings

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “VNBC”.  The following table sets forth the high and low closing prices and dividend information for our common stock during each quarter for the past two years.  All per share amounts have been adjusted to give retroactive effect, as applicable, to the 5% stock dividend issued in June 2007.  We had approximately 3,600 shareholders that owned 10,220,465 shares of our common stock, which includes 336,024 of restricted shares, as of April 21, 2008.

	Sales Prices of		Dividends per
	Common Stock		Common Share
	High	Low
2007
First Quarter	$24.86	$20.42	$0.08
Second Quarter	$24.64	$20.87	$0.08
Third Quarter	$22.97	$16.12	$0.08
Fourth Quarter	$17.71	$9.28	$0.08

2006
First Quarter	$29.32	$26.88	$0.08
Second Quarter	$28.60	$23.20	$0.08
Third Quarter	$26.72	$24.72	$0.08
Fourth Quarter	$23.82	$20.17	$0.08

Stock Price Performance

The following graph compares our stock price performance in each of the years in the five year period ended December 31, 2007 with that of (i) companies in the Nasdaq Composite Index, which measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq Stock Market and (ii) companies included in an index, published by SNL Securities L.C., which is made up of banks and bank holding companies with assets between $1 billion and $5 billion, the shares of which are traded on the Nasdaq Stock Market.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Vineyard National Bancorp	100.00	231.15	430.61	404.66	305.86	143.58
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended December 31, 2007.

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2007	305,000	$15.54	305,000	$22,424
November 1 - 30, 2007	238,000	11.16	238,000	$19,767
December 1 - 31, 2007	-	-	-	$19,767
Total	543,000	$13.62	543,000
_____________________

(1)
In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million.  In each of December 2003, January 2005 and May 2005, we announced increases to our stock repurchase program of $5.0 million, and in October 2005 and August 2007, we announced an additional increase of $20.0 million in our stock repurchase program for a total amount of $57.0 million.  Under our stock repurchase program, we have been acquiring our common stock in the open market from time to time.  Our stock repurchase program does not have an expiration date.

Recent Sales of Unregistered Securities

There have not been any recent sales of unregistered securities that have not been previously disclosed in a quarterly report on Form 10-Q or periodic report on Form 8-K.

ITEM 6.  Selected Financial Data

Certain selected consolidated financial data set forth below for the fiscal years ended December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements included in Item 8 hereof and should be read in conjunction with those consolidated financial statements.  Certain selected consolidated financial data for the fiscal years ended December 31, 2005, 2004 and 2003 are derived from previously audited financial statements which are not included herein.

(Dollars in thousands, except per share data)	Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data
Interest Income	$189,434	$158,320	$110,859	$75,056	$39,537
Interest Expense	95,923	75,230	43,345	22,054	11,383
Net Interest Income	93,511	83,090	67,514	53,002	28,154
Provision for Loan Losses	(38,400)	(4,125)	(1,886)	(4,881)	(3,597)
Other Income	4,580	5,622	5,305	5,457	5,828
Other Expenses (3)	99,766	51,017	38,746	29,922	16,853
(Loss) / Income Before Taxes	(40,075)	33,570	32,187	23,656	13,532
Income Tax Provision	36	(13,825)	(13,276)	(9,669)	(5,540)
Net (Loss) / Income	$(40,039)	$19,745	$18,911	$13,987	$7,992
(Loss) / Earnings Per Share of Common Stock (1)
Basic	$(3.96)	$1.86	$1.88	$1.64	$1.15
Diluted	$(3.96)	$1.80	$1.80	$1.49	$1.04
Weighted Average Number of Shares (1)
Basic	10,540,928	10,153,919	9,776,770	8,065,209	6,401,871
Diluted	10,540,928	10,493,968	10,231,286	9,332,684	7,528,833
Ratio of net charge-offs during the year to
average loans outstanding during the year	0.45%	0.02%	0.01%	0.03%	0.02%
Return on average assets	-1.67%	1.00%	1.21%	1.20%	1.29%
Return on average tangible assets	-1.67%	1.03%	1.21%	1.21%	1.29%
Return on average equity	-25.21%	16.18%	19.60%	23.47%	28.06%
Cash dividend declared per common share (2)	$0.31	$0.30	$0.25	$0.11	$0.02
Average stockholders’ equity to average asset ratio	6.61%	6.18%	6.18%	5.13%	4.58%

Balance Sheet Data
Assets	$2,483,279	$2,257,739	$1,713,638	$1,312,529	$887,979
Deposits	$1,935,652	$1,806,413	$1,276,701	$965,348	$603,326
Net Loans	$2,078,649	$1,882,555	$1,359,337	$1,015,068	$589,649
Long Term Obligations	$255,470	$180,470	$151,913	$91,139	$58,147
Redeemable Preferred Stock	$31,615	$9,665	$9,665	$-	$28,999
Stockholders' Equity	$113,025	$143,060	$99,985	$85,227	$52,175
Ratio of allowance for loan losses
to loans at year-end	2.43%	1.04%	1.00%	1.17%	1.23%
 ___________________

(1)
Basic earnings / (loss) per share excludes dilution and is computed by dividing income / (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In a net loss scenario, diluted earnings per share equals basic earnings per share.  The weighted average number of shares and the earnings per share were adjusted to reflect our two-for-one stock split in August 2004 and the 5% stock dividend issued in June 2007, January 2004, and January 2003.

(2)	Cash dividends declared per common share have been adjusted to reflect the 5% stock dividends issued in June 2007, January 2004, and January 2003 and the two-for-one stock split in August 2004.

(3)	Operating expenses for the year ended December 31, 2007 includes $40.8 million related to the write-down of goodwill.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements, the accompanying notes to the consolidated financial statements, and the other information included or incorporated by reference herein.

Executive Overview and Highlights

We are a financial holding company whose principal asset is the capital stock of the Bank, a national banking association, headquartered in the Inland Empire region of Southern California.  We are dedicated to relationship banking and the success of our customers, and we focus on the core values of creativity, integrity and flexibility.

Through the Bank, we focus on serving the needs of small-to-mid-size commercial businesses, commercial and residential real estate developers, investors and other local private and public organizations by offering specialty lending and depository solutions.  At December 31, 2007, we had $2.0 billion in loans held-for-investment and $119.4 million of loans held-for-sale.  Our loan portfolio, excluding loans held-for-sale, at December 31, 2007 was comprised of 51.4% construction and land loans, 27.6% commercial real estate loans, 7.5% residential real estate loans, 7.8% commercial loans, and 5.7% consumer loans.  The majority of our loans are originated in our primary market areas throughout southern and northern California.  Therefore, our loan portfolio’s credit quality and value may be affected significantly by the California real estate market.

We attract deposits from the communities where we have established banking centers by offering competitive interest rate products and providing value-added banking services.  Our deposit portfolio at December 31, 2007 was comprised of 47.2% in time certificate of deposits, 36.4% in savings deposits (which include money market, NOW, and savings deposits) and 16.4% in demand deposits.  We continue to endeavor to obtain non-interest bearing deposits in order to reduce our cost of funds.

We also strive to add value for our shareholders by optimizing our net interest margin and expanding the volume of our earning assets.  To optimize our net interest margin, we focus on loan yields and deposit costs, as net interest income comprises over 90% of our net revenues (defined as net interest income before provision for loan losses plus other income).

The following information provides the operating highlights for 2007.

Preferred Stock Offering

On June 26, 2007, we sold 2.3 million shares of Series D Preferred Stock in a registered public offering.  We received net proceeds of $22.0 million from the Series D Preferred Stock offering, which were used for working capital and general corporate purposes.  On August 20, 2007, the Series D Preferred Stock was listed on the American Stock Exchange (“AMEX”) and began trading under the symbol “VXC.PR.D”.  See Note #19 of the Notes to the Consolidated Financial Statements for additional information.

Stock Repurchase Program

On August 2, 2007, our Board of Directors announced a $20.0 million increase to our stock repurchase program. We established the stock repurchase program in July 2002 for $2.0 million and we have increased the balance by $35.0 million over the past four years. The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions, our capital ratios and our liquidity position. The shares repurchased by us under the stock repurchase program are to be held as authorized but unissued shares.

Acquisition of the Exchange Companies

On December 5, 2007, VNB acquired all of the outstanding capital stock of the Exchange Companies, which are nationwide providers of qualified intermediary services and are equipped to structure and administer all types of 1031 exchange transactions.  The Exchange Companies, which will continue to operate as VNB’s wholly-owned subsidiaries, act as preferred exchange accommodators to many real estate firms, attorneys, CPAs, and investors nationwide.  On the closing date of this transaction, we assumed $25.1 million in exchange balances and we recorded $2.8 million in associated goodwill.

Recent Developments

Resignation of Norman Morales

On January 23, 2008, Norman A. Morales agreed to resign as a director and his employment as President and Chief Executive Officer of VNB and the Bank was terminated.  In connection with such resignation and termination, we entered into an Agreement and Release with Mr. Morales dated January 23, 2008 (the “Agreement”), under which Mr. Morales received (a) a lump sum payment in the amount of One Million One Hundred Fifty Thousand Dollars ($1,150,000), (b) reimbursement of premiums incurred in continuing group health insurance coverage pursuant to COBRA through January 23, 2009, (c) any and all interest of VNB and the Bank in Mr. Morales’ country club membership, and (d) title to the vehicle currently leased by VNB on Mr. Morales’ behalf.  We also agreed to use commercially reasonable best efforts to facilitate the transfer to Mr. Morales of our entire interest in the “key-man” term life insurance policies under which Mr. Morales is the insured party and we are the beneficiary.  Pursuant to the Agreement, Mr. Morales agreed to, among other things, provide us with consulting services for a period of one year, release any and all claims against us arising from or in any way related to his employment with us, and refrain from soliciting our customers and employees for a period of one year.  As a result of the Agreement, that certain Amended and Restated Employment Agreement dated April 9, 2007, by and among VNB, the Bank and Mr. Morales has been terminated.

     Consent Solicitation and Proxy Content

On February 25, 2008, our former President and Chief Executive Officer, Norman A. Morales, and a stockbroker, Jon Salmanson, publicly announced their intention to solicit written shareholder consents to amend our Bylaws to permit them to nominate a slate of directors for possible election at our 2008 Annual Meeting of Shareholders.  On April 21, 2008, IVS Associates, Inc., the independent inspector of elections retained by VNB in connection with this consent solicitation, certified that the Bylaw amendments proposed by Messrs. Morales and Salmanson were approved by our shareholders.  We have now received notice that Messrs. Morales and Salmanson will be submitting a slate of seven alternate nominees to stand for election at our 2008 Annual Meeting of Shareholders.  As a result of the FRB’s designation of VNB as an institution in “troubled condition,” none of the alternate nominees will be eligible to serve on our Board of Directors without the consent of the FRB.

We incurred substantial costs and management expended substantial time and energy in opposing the consent solicitation initiated by Messrs. Morales and Salmanson, and we will likely be engaged in a proxy contest with respect to the election of directors that will require significant additional time and expense and further divert the attention of our management and disrupt our business.

Investigation of Internal Controls

We were unable to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) within the prescribed time period because of an ongoing review and assessment by our Audit Committee regarding the nature, scope and circumstances of certain internal violations of security policies, procedures and controls concerning our Information Technology function, and the impact, if any, of such violations on our internal control over financial reporting.

The investigation found no evidence that the violations of security policies resulted in the disclosure of customer information, sensitive Company documents or confidential information to unintended recipients.  The investigation also found no evidence that the violations of security policies resulted in a material misstatement of our financial statements.  However, as a result of the investigation, management has concluded that a material weakness existed at December 31, 2007 in the Company’s operating procedures and oversight in the Information Technology function.  This material weakness in internal controls is more fully described under "Item 9A. Controls and Procedures."

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the OCC that, as a result of an examination, the Bank has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including prior approval of the OCC and FDIC.  This designation does not affect the Bank’s status as a well-capitalized institution.

On May 16, 2008, the FRB notified VNB that, as a result of an examination, it expects to designate VNB to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  Upon such designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB should not make payments to third parties, including, without limitation, dividend payments to the holders of its common stock and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval.

Other Restrictions on the Payment of Dividends

We currently have an accumulated deficit and do not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.

Strategic Alternatives

On May 1, 2008, we announced that we have engaged financial advisors to explore strategic alternatives, including potential significant capital raises, in order to address the financial impact of the abrupt and severe decline in real estate values and the consequent increase in our provision for loan losses.  We also announced that we were in discussions with one party regarding a potential capital infusion transaction and such discussions are ongoing.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments.  The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments.  It accounts for probable credit losses in both the on-balance and off-balance sheet loan portfolios.  The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The allowance for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit.  The allowance for unfunded commitments is included in other liabilities on our Consolidated Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statement of Operations.

Goodwill and Intangible Assets

We added $43.3 million in goodwill and core deposit intangible assets as a result of our merger with Rancho Bank in 2006 and $2.8 million in goodwill from our acquisition of the Exchange Companies in 2007.  Although we amortize core deposit intangibles over their estimated useful lives, goodwill, which is considered to be a long-lived asset, may not be amortized, in accordance with generally accepted accounting standards.  We evaluate goodwill at least annually for impairment.

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

Due to the recent volatility within the banking industry and the related decline in market value for many banks, including VNB, we incurred a fourth quarter 2007 non-cash charge of $40.8 million for the write-off of all goodwill associated with the Bank.  Our goodwill was primarily associated with our acquisition of Rancho Bank on July 31, 2006. The four former Rancho Bank banking centers which we acquired continue to be contributors to our operations and have been integrated into our core operations. However, the market valuation of the Company has been significantly impacted with concerns related to the financial sector, Californiahousing and real estate lending operations. GAAP requires that we use the most readily available indicator of market value as part of our assessment of goodwill impairment, which we determined to be the market price of our common stock as of December 31, 2007. Because the market value of our common stock was not sufficient to support the carrying value of our goodwill, we deemed it appropriate to record a permanent write-down of $40.8 million of goodwill.

This charge does not affect our tangible equity or our liquidity position. Further, the Bank’s regulatory capital ratios are unaffected by this write-off of goodwill, with all ratios in excess of the “well capitalized” designation. Separately, neither VNB nor the Bank is operating under any regulatory order or directive to increase capital resources.   However, we may enter into agreements with the OCC and FRB which could include such orders or directives.  As the goodwill was not tax deductible at the time of acquisition, there is no corresponding tax impact for the write-off of this asset.  This charge is not expected to impact our ongoing operations or management’s strategic plan, which calls for a reduced risk profile amongst other objectives to enhance shareholder value.  Our tangible book value, which was $7.64 per share at December 31, 2007, remained unchanged with this action.

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

Results of Operations

Overview

We recorded a net loss of $40.0 million for the year ended December 31, 2007, and net income of $19.7 million and $18.9 million for the same periods in 2006 and 2005, respectively, representing a decrease of 302.8% for the year ended 2007 compared to the year ended 2006 and an increase of 4.4% for the year ended 2006 as compared to the year ended 2005. On a per share basis, we had a net loss of $3.96 per common share for the year ended December 31, 2007 and net earnings of $1.80 per common share for each of the years ended December 31, 2006 and 2005. These changes in earnings per common share represented a 320.0% decrease from 2006 to 2007 and no change from 2005 to 2006. All per share data has been retroactively adjusted for the 5% stock dividend issued in June 2007.

During the fourth quarter of 2007, operating results were significantly affected by the $40.8 million non-cash goodwill write-off described above, as well as credit-related activity including a provision for loan losses of $35.7 million, a write-down of assets of $2.3 million in foreclosed real estate owned, interest reversal of $0.5 million from corresponding non-accrual loans, and $0.2 million of expenses relating to foreclosure, including legal fees, appraisals, and taxes.

Our earnings are derived predominately from net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  The net interest margin is the net interest income divided by the average interest earning assets.  Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest bearing liabilities; (2) the relationship between repricing or maturity of our variable rate and fixed rate loans and securities and our deposits and borrowings; and (3) the magnitude of our non-interest earning assets, including non-accrual loans and other real estate loans.

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate changes, was 8.25% at December 31, 2006. In the third quarter of 2007, the FRB decreased the targeted federal funds rate by 50 basis points to 4.75% which led the prime rate to decrease to 7.75%. During the fourth quarter of 2007, the FRB again decreased the targeted federal funds rate by 50 basis points to 4.25%; the prime rate, in turn, decreased to 7.25% by December 31, 2007.

We have implemented an interest rate risk management strategy to optimize our net interest income while maintaining a relatively interest rate neutral position.  This strategy is built around the elements of interest rate, asset duration and funding risks.  We conduct ongoing analysis of our interest rate risk to ensure that we are not subject to undue risk from volatility in the movement of interest rates.

Total net revenue (defined as net interest income and non-interest income) for the year ended December 31, 2007 increased by $9.4 million or 10.6% to $98.1 million as compared with the same period in 2006.  Total net revenue for the year ended December 31, 2006 increased by $15.9 million or 21.8% to $88.7 million as compared with the same period in 2005.

With the current real estate market facing heightened pressures, management conducted a review of our tract construction loan and land loan portfolios, identifying additional loans which we will monitor on an ongoing basis.  Consistent with this review, we had $9.2 million in net charge-offs, or 0.45% of average loans, in 2007 and $0.3 million in net charge-offs, or 0.02% of average loans, in 2006.  The risks associated with our loan portfolio necessitated an increase in our provision for loan losses in the amount of $38.4 million, $4.1 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Of the provision for the year ended December 31, 2007, $20.8 million was a specific valuation allowance which corresponds to specific, identified loans. The ALL was 2.43%, 1.03% and 1.00% of gross loans at December 31, 2007, 2006 and 2005, respectively and the allowance for credit losses was 2.48%, 1.11% and 1.10% of gross loans for the same periods, respectively.  At December 31, 2007, 2006 and 2005, we had $75.4 million, $16.7 million, and $1.0 million in non-performing loans, respectively. We had $17.4 million of OREO through foreclosure for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, we did not have any OREO through foreclosure.

Net Interest Income

Our net interest income before our provision for loan losses, which is the main driver of our earnings, increased by $10.4 million or 12.5% to $93.5 million for the year ended December 31, 2007 as compared with the same period in 2006 and increased by $15.6 million or 23.1% to $83.1 million for the year ended December 31, 2006 as compared with the same period in 2005.

Total interest income for the years ended December 31, 2007, 2006 and 2005 was $189.4 million, $158.3 million and $110.9 million, respectively, while total interest expense was $95.9 million, $75.2 million and $43.3 million, respectively.  Therefore, the net interest income was $93.5 million, $83.1 million and $67.5 million for each of the years ended December 31, 2007, 2006 and 2005, respectively, yielding a net interest margin of 4.10%, 4.37% and 4.47%, respectively.

During the year ended December 31, 2007, we experienced loan growth, as our average gross loan balance increased $418.1 million to $2.1 billion from $1.6 billion during the same period in 2006.  Although we experienced loan growth in 2007, yields on our loan portfolio decreased.   Yields on our loan portfolio were 8.7%, 9.0% and 8.1% for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease in loan yield was the result of several factors including 1) interest income lost on non-accrual loans, 2) the increase in our production of commercial real estate and commercial loans, which have a lower effective yield than our construction loan portfolio, and 3) decrease in interest rates due to the decrease in the prime rate.

During 2007, we had $2.8 million in unrecognized interest income as a result of our non-accrual loans.  Of this balance $1.5 million relates to four loans that were transferred to OREO status during 2007, $0.6 million relates to one condo construction loan that has been on non-accrual since the first quarter of 2007, and $0.5 million relates to loans placed on non-accrual during the fourth quarter of 2007.

Loan origination fees, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans generate the majority of loan origination fee income.  Our loan fee income has decreased during 2007 due to the origination of longer duration assets, such as commercial real estate loans, causing fees to be amortized over a longer period.  The decrease in fees is a result of the strategy to diversify and reduce the risk profile of the loan portfolio.

For the year ended December 31, 2007, loan fee income represented $8.9 million of the $177.9 million in loan income, or 5.0% of total loan-related income.  For the year ended December 31, 2006, loan fee income represented $11.9 million of the $146.2 million in loan income, or 8.2% of total loan-related income.  For the year ended December 31, 2005, loan fee income was $11.2 million of the $98.3 million in total loan income, or 11.4% of total loan-related income.

While a portion of our loan origination focus is shifting toward commercial real estate loans, we continue our origination of single-family luxury home construction loans, concentrating on California’s coastal communities in Los Angeles, Orange and San Diego counties and affluent communities in northern California including Marin and Santa Clara counties.  The loan fees we generate from these construction loan products continue to generate greater loan yields relative to other loan types we offer.  Construction loans generally have a duration of 15 to 18 months.  As a result, construction loans generate higher yields than longer term loans because the loan fees are recognized over the shorter life of the construction loan compared to longer term loans.

While the yield on investment securities increased slightly in 2007 and 2006, the majority of investment securities in our investment portfolio are fixed-rate, and thus the yield from these investments does not change as the market rates change.  During 2007, our average investment securities balance decreased by $33.3 million as a result of sales and principal paydowns on the mortgage-backed securities in our investment portfolio.

As part of our strategy to maintain a strong net interest margin, we strive to obtain low-cost deposit accounts.  During 2007, our demand deposit balance increased $24.0 million, or 8.2%, as a result of organic growth.  Savings deposit accounts, including savings, money market, and NOW accounts, increased by $72.3 million, or 11.4%, representing a significant portion of the $129.2 million increase in deposits we experienced during 2007.  In addition, during the fourth quarter 2007, we acquired the Exchange Companies, through which we assumed low cost exchange balances.  The exchange balances are generally held at the Bank as demand deposits and contribute to the overall cost of funds.   These funds held at the Bank are eliminated upon consolidation.

As a result of our deposit growth in 2007, interest expense on deposits increased $14.2 million for the year ended December 31, 2007 as compared with the same period in 2006.  Aggregate interest expense on deposits was $72.0 million, $57.9 million and $28.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, our deposits were comprised of 16.4% in non-interest bearing deposits, 36.4% in money market, NOW and savings deposits, and 47.2% in time certificates of deposit, while the composition of deposits as of December 31, 2006 was 16.2%, 35.1% and 48.7%, respectively.  For the year ended December 31, 2007, the total cost of deposits was 4.0% as compared with 3.7% for the same period in 2006.  The increase in our cost of deposits corresponded mainly to rate increases from promotional offerings in response to competitive pressures, and the growth of our money market accounts, which had an effective cost of 4.4% in 2007 compared to 4.1% in 2006 and 3.0% in 2005.

Interest expense on borrowings was $23.9 million, $17.4 million and $15.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Because loan growth in 2007 exceeded deposit growth, we relied more on high-cost borrowings than in 2006.  At December 31, 2007, FHLB advances totaled $175.0 million, representing an increase of $49.0 million as compared to December 31, 2006.  The effective cost of FHLB borrowings increased from 4.7% for the year ended December 31, 2006 to 4.9% for the same period in 2007.

During 2007, we utilized our secured and unsecured borrowing lines, increasing the average balance of other borrowings from $14.8 million for the year ended December 31, 2006 to $31.3 million for the same period in 2007.  These balances correspond to effective costs of 7.5% and 7.2% for the same years, respectively. The decrease in effective cost is attributable to the recent cuts in interest rates.  The cost of subordinated debt and junior subordinated debentures increased from 8.3% and 7.7% respectively, for the year ended December 31, 2006 to 8.6% and 7.9%, respectively, for the year ended December 31, 2007.

Our consolidated cost of funds for the year ended December 31, 2007 was 4.3%, up from 4.1% for the year ended December 31, 2006.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with changes in the interest rates, resulted in a net interest margin of 4.1% for the year ended December 31, 2007.  This margin represents a decrease from the 4.4% and 4.5% levels of the years ended December 31, 2006 and 2005, respectively.   The shift is due to strategic changes in assets, from higher yielding loans to lower yielding loans for diversification purposes, and higher cost of funds, including borrowings utilized to fund loan growth.

The following table presents the distribution of our average assets, liabilities, and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resulting yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates.  Loans include non-accrual loans where non-accrual interest is excluded.

	For the Years Ended December 31,
	2007			2006
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,051,107	$177,852	8.67%	$1,632,995	$146,183	8.95%
Investment securities (2)	210,120	10,137	4.82%	243,401	10,886	4.47%
Federal funds sold	5,839	287	4.91%	7,594	386	5.09%
Other investments	21,834	1,158	5.30%	16,293	865	5.31%
Total interest-earning assets	2,288,900	189,434	8.28%	1,900,283	158,320	8.33%
Other assets	136,536			91,397
Less: allowance for loan losses	(21,198)			(16,390)
Total average assets	$2,404,238			$1,975,290

Liabilities and Stockholders' Equity
Savings deposits (3)	$667,588	27,087	4.06%	$540,654	20,053	3.71%
Time deposits	865,587	44,935	5.19%	801,113	37,805	4.72%
Subordinated debt	5,000	436	8.60%	5,000	423	8.34%
Junior subordinated debentures	115,470	9,244	7.90%	108,606	8,477	7.70%
FHLB advances	239,713	11,931	4.94%	156,430	7,353	4.70%
Other borrowings	31,262	2,290	7.23%	14,799	1,119	7.45%
Total interest-bearing liabilities	1,924,620	95,923	4.97%	1,626,602	75,230	4.62%
Demand deposits	289,036			206,782
Exchange balances	2,586			-
Other liabilities	29,145			19,868
Total average liabilities	2,245,387			1,853,252
Stockholders' equity	158,851			122,038
Total liabilities and
stockholders' equity	$2,404,238			$1,975,290

Net interest spread (4)			3.31%			3.71%
Net interest income
and net interest margin (5)		$93,511	4.10%		$83,090	4.37%

(Footnotes on the following page)

	For the Year Ended December 31,
	2005
(Dollars in thousands)	Average		Average
	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,210,673	$98,303	8.12%
Investment securities (2)	284,416	11,838	4.16%
Federal funds sold	144	4	3.07%
Other investments	16,547	714	4.32%
Total interest-earning assets	1,511,780	110,859	7.33%
Other assets	63,564
Less: allowance for loan losses	(13,737)
Total average assets	$1,561,607

Liabilities and Stockholders' Equity
Savings deposits (3)	$447,424	12,289	2.75%
Time deposits	486,938	15,719	3.23%
Subordinated debt	5,000	333	6.66%
Junior subordinated debentures	84,089	5,352	6.36%
FHLB advances	290,731	9,624	3.31%
Other borrowings	447	28	6.26%
Total interest-bearing liabilities	1,314,629	43,345	3.30%
Demand deposits	141,380
Exchange balances	-
Other liabilities	9,122
Total average liabilities	1,465,131
Stockholders' equity	96,476
Total liabilities and
stockholders' equity	$1,561,607

Net interest spread (4)			4.03%
Net interest income
and net interest margin (5)		$67,514	4.47%
 ______________________

(1)	Interest on loans includes loan fees, which totaled $8.9 million, $11.9 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)           The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(3)           Includes savings, NOW, and money market deposit accounts.
(4)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
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

(Dollars in thousands)	2007-2006			2006-2005
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in:
Interest income:
Loans (1)	$37,441	$(5,772)	$31,669	$34,031	$13,849	$47,880
Investment securities	(1,571)	822	(749)	(1,706)	754	(952)
Federal funds sold	(89)	(10)	(99)	229	153	382
Other investments	294	(1)	293	(11)	162	151
	36,075	(4,961)	31,114	32,543	14,918	47,461
Increase (Decrease) in:
Interest expense:
Savings deposits (2)	4,604	2,430	7,034	2,511	5,253	7,764
Time deposits	3,043	4,087	7,130	10,142	11,944	22,086
Subordinated debt	-	13	13	-	90	90
Junior subordinated debentures	536	231	767	1,560	1,565	3,125
FHLB advances	3,915	663	4,578	(4,446)	2,175	(2,271)
Other borrowings	1,112	59	1,171	982	109	1,091
	13,210	7,483	20,693	10,749	21,136	31,885
Increase (Decrease)
in Net interest income	$22,865	$(12,444)	$10,421	$21,794	$(6,218)	$15,576
__________

(1)	Interest on loans includes loan fees, which totaled $8.9 million, $11.9 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Includes savings, NOW, and money market deposit accounts.

Provision for Loan Losses & Unfunded Commitments

For the years ended December 31, 2007, 2006 and 2005, our provision for loan losses was $38.4 million, $4.1 million and $1.9 million, respectively.  Our ALL was $48.8 million or 2.4% of gross loans at December 31, 2007 as compared to $19.7 million or 1.0% of gross loans at December 31, 2006 and $13.8 million or 1.0% of gross loans at December 31, 2005.  The provision for loan losses was increased as a result of management’s examination of our tract construction and related land loan portfolios and the potential impact on the portfolios associated with continued deterioration in California in those sectors.  The increases also reflect the inherent risk of construction and commercial loans.  Additions to the reserve are effected through the provision for loan losses.

The reserve for unfunded commitments was $1.0 million and $1.4 million as of December 31, 2007 and 2006, respectively.  The combined ALL and the reserve for unfunded commitments (the “Allowance for Credit Losses”) totaled $49.8 million or 2.5% of gross on-balance sheet loans at December 31, 2007 and $21.1 million or 1.1% of gross on-balance sheet loans as of December 31, 2006.

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

Non-Interest Income

Non-interest income for the years ended December 31, 2007, 2006 and 2005 was $4.6 million, $5.6 million and $5.3 million, respectively, for a decrease of $1.0 million or 18.5% for the year ended December 31, 2007 as compared with the same period in 2006 and an increase of $0.3 million or 6.0% for the year ended December 31, 2006 as compared with the same period in 2005.

A significant portion of non-interest income was derived from the sale of the guaranteed and non-guaranteed portion of SBA loans.  To the extent we originate SBA loans, we generally sell the guaranteed portion.  The guaranteed and non-guaranteed portions of SBA loans sold generated a gain on sale as well as broker fee income amounting to $1.8 million in 2007 as compared to $2.8 million in 2006 and $2.9 million in 2005.

For each of the years ended December 31, 2007 and 2006, we recorded a $0.5 million gain from the sale of non-SBA loans and a $0.7 million gain for the year ended December 31, 2005.

Non-Interest Expenses

Our non-interest expense for the years ended December 31, 2007, 2006 and 2005 was $99.8 million, $51.0 million and $38.7 million, respectively.  The increase for the year ended December 31, 2007 of $48.8 million or 95.6% as compared with the same period in 2006, was primarily due to the $40.8 million non-cash write-down of goodwill.  The increase for the year ended December 31, 2006 was $12.3 million or 31.7% as compared with the same period in 2005.  Non-interest expense consists primarily of (i) write down of assets; (ii) salaries and employee benefits; (iii) occupancy expense; (iv) furniture and equipment expense; and (v) marketing, office supplies, postage and telephone, insurance, data processing, professional fees, reserve for unfunded commitments and other non-interest expense.

(i)
During 2007, we had $43.4 million in write-downs of assets, including a $40.8 million write-down of goodwill, a $2.3 million write-down of other real estate owned and $0.4 million write down of loans held-for-sale.  These write-downs occurred, in part, as a result of market forces impacting the financial sector and the slowdown in residential tract construction in Southern California.   As it relates to the other real estate owned, we are actively pursuing disposition of the related foreclosed assets.

(ii)
Salaries and employee benefits, which increased $2.4 million or 8.5% during 2007, is the second largest component of non-interest expense.  We believe that seasoned and experienced banking personnel increase the likelihood of success and significant contributions to our operations, and our salary and benefit expense reflects the cost of that talent.  We also believe that performance-based incentive compensation is instrumental to motivation and success of the employees and the Company.  In March 2007, we hired a Chief Lending Officer together with several experienced bankers to support our commercial real estate lending operations.  These changes have increased our compensation expense by $2.4 million or 8.5% to $31.2 million for the year ended December 31, 2007 as compared to the same period in 2006 and by $7.0 million or 31.9% to $28.8 million for the year ended December 31, 2006 as compared to $21.8 million for the same period in 2005.

(iii)
Occupancy expense amounted to $5.7 million, $4.9 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  This represents an increase of $0.8 million or 17.2% for the year ended December 31, 2007 as compared with the same period in 2006 and an increase of $1.0 million or 25.8% for the year ended December 31, 2006 as compared with the same period in 2005.  The increases in occupancy expense are primarily due to our expansion.  In February 2007, we opened a RFC in Santa Clara County.  We also recognized a full year of expense for the former Rancho Bank banking centers, which we acquired in mid-2006, as compared to a partial year of occupancy expense in 2006.  In 2006, we established a new RFC in Westlake Village, California and expanded the RFC in San Rafael, California into a full-service banking center.

(iv)
With the expansion of our banking network, expenses related to furniture and fixtures continued to increase.  We redesigned several of our banking centers, enhancing the traditional branch design of teller lines with client service desks, equipped with state-of-the-art cash machines.  These banking center redesigns were begun in 2004 and have continued through 2007.  The Bank has not yet redesigned the banking centers acquired through the Rancho Bank merger.  Expense related to furniture and fixtures was $4.3 million, $4.4 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(v)
Other expenses, which include professional services, office supplies, business development, and other expenses, were $15.1 million, $13.0 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Other expenses increased $2.1 million or 16.2% for the year ended December 31, 2007 as compared with the same period in 2006 and increased $3.3 million or 34.4% for the year ended December 31, 2006 as compared with the same period in 2005.  Almost all categories of non-interest expense have increased, including professional services, insurance, telephone and other overhead.

Our efficiency ratio, which is a measure of non-interest expense divided by total net revenue (defined as net interest income plus non-interest income), was 101.7%, 57.5% and 53.2% for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase in this ratio is a result of the non-interest expense increases described above.  The significant increase in the company’s efficiency ratio during 2007 was primarily a result of the write-off of $40.8 million in goodwill.  For the year ended December 31, 2007, we believe the following components to be of significance with regards to the efficiency ratio:

(Dollars in thousands)	For the year ended
	December 31, 2007
		Efficiency
	Balance	Ratio
GAAP Operating Expenses	$99,766	102%
Less: Write-down of goodwill	(40,771)	42%
Non-GAAP Operating Expenses,
net of goodwill write-down	$58,995	60%

Given that the write-down of goodwill is not expected to occur as part of our ongoing operations, we believe that the non-GAAP efficiency ratio of 60% for the year ended December 31, 2007, as compared to the actual ratio of 102% for the same period, is a more meaningful measurement.

Income Tax

For the year ended December 31, 2007, we had a federal and state tax benefit of approximately $36,000, representing a tax benefit rate of 0.1%.  Our provision for federal and state taxes for the years ended 2006 and 2005 was $13.8 million and $13.3 million, respectively, representing an effective tax rate of 41.2% for both periods.  The effective tax rate in 2007 was affected by the non-taxable write-off of $40.8 million in goodwill during the fourth quarter of 2007.

Financial Condition

Assets

At December 31, 2007, total assets were $2.5 billion as compared with $2.3 billion at December 31, 2006.  Total assets at December 31, 2007 were comprised primarily of $2.1 billion in loans, net of unearned income, and $0.2 billion in investment securities.  This is an increase of $105.8 million, or 5.6% in loans, net of unearned income and deferred fees, an increase of $119.4 million, or 100%, in loans held-for-sale, and a decrease of $40.6 million, or 18.6%, in investment securities from December 31, 2006.

We emphasize the growth of our commercial loan portfolio and have augmented our traditional commercial and residential loans and services with several specialty lending services.  In light of the significant and continuing deterioration in several of the residential tract construction markets in which we have lending exposure, we accelerated our efforts to close out certain lending projects that we have financed.  We remain committed to executing our plan to reduce the risk profile in the current loan portfolio through diversification by re-mixing and balancing our luxury home construction, commercial real estate and business lending product lines, while reducing our exposure in the tract home construction and land financing lines.  Due to the continued volatile market conditions, management made the decision to substantially exit tract construction lending and as a result there was a significant decrease in tract construction loan originations for 2007.

Our investment securities balance decreased as a result of paydowns of mortgage-backed securities and sales of securities.  The resulting liquidity allowed us to fund additional loans and paydown borrowings.

Liabilities

We fund our growth in earning assets through deposits, exchange balances and borrowings. We initially pursue non-interest-bearing deposits, the lowest cost of funds to us, followed by interest-bearing deposits and finally, we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total fundings (total deposits plus borrowed funds) were 15.0% at December 31, 2007, as compared to 13.7% at December 31, 2006.  Although we experienced deposit growth in 2007, our borrowings increased as a result of the loan growth exceeding deposit growth.

Deposits represent our primary source of funding our loan activities.  At December 31, 2007, we increased our deposits by $129.2 million or 7.2% as compared to December 31, 2006.  The total increase in deposits was mainly attributable to the following increases by deposit types: $24.0 million or 8.2% increase in demand deposit accounts, $32.9 million or 3.7% increase in time certificates of deposit, $6.1 million or 1.1% increase in money market accounts, and an increase of $66.2 million or 93.6% in savings and NOW accounts over the prior year.

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

Our core deposit franchise has been built around the community banking system, which has resulted in deposit growth of 7.2% for the year ended December 31, 2007 as compared to the same period in 2006.  Consolidated total deposits amounted to $1.9 billion at December 31, 2007 and $1.8 billion at December 31, 2006.  Non-interest bearing demand deposits amounted to $316.9 million at December 31, 2007 and $292.9 million at December 31, 2006.

The acquisition of the Exchange Companies in December 2007 further contributed to our deposit franchise, as our exchange balances were $47.5 million at December 31, 2007.  Exchange balances are generally held as demand deposits by the Bank, which increased our ability to fund loans, decreased certain high-cost borrowings, and increase the Bank’s liquidity.  The acquisition of the Exchange Companies fits well into our strategic plan, which calls for continued growth of our core, low-cost funding sources.

The following schedule shows selected deposit information of the Bank for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	As of December 31,
	2007			2006
Deposit Accounts:	Aggregate Balance	Average Account Balance	Number of Accounts	Aggregate Balance	Average Account Balance	Number of Accounts
Demand	$368,653	$26.2	14,096	$306,394	$23.7	12,923
NOW	$41,927	$14.5	2,892	$47,759	$14.9	3,213
Money Market	$568,713	$156.5	3,634	$562,622	$144.2	3,901
Savings	$95,055	$21.4	4,442	$22,982	$5.4	4,285
Time	$913,052	$73.2	12,481	$880,133	$66.9	13,165

As of December 31, 2007, time deposits included $552.8 million with an account balance of $100,000 or more.

The Bank has an advance line with the FHLB which allows us to borrow up to 40% of the Bank’s total assets as of December 31, 2007.  Pursuant to the collateral agreement with the FHLB, advances are secured by a capital stock investment with the FHLB, certain investment securities and certain eligible loans.  FHLB advances were $175.0 million and $126.0 million at December 31, 2007 and 2006, respectively.  Because our loan growth exceeded our deposit growth in 2007, we increased our FHLB borrowings as of December 31, 2007.  The Bank also has $137.8 million in unsecured borrowing lines with eight correspondent banks.  There were no outstanding borrowings on our unsecured borrowing lines at December 31, 2007 and 2006.

At December 31, 2007, VNB had a $70.0 million secured line of credit with a correspondent bank.  The line of credit, which is secured by 100% of the Bank’s common stock, had an outstanding balance of $45.3 million and $40.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including : 1) a return on assets  percentage not less than 0.9%, 2)  a percentage of non-performing loans to the Bank’s gross loan balance  not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than  7.0%.  VNB was granted a waiver of such financial covenant failures as of December 31, 2007.

Effective March 16, 2008, VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant failures through June 30, 2008.  In connection with the Agreement, VNB repaid $5.0 million of the outstanding balance plus a lender fee in an amount equal to 0.25% of the outstanding balance.  In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

The line of credit had an outstanding balance of $53.3 million at March 31, 2008.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.

Our junior subordinated debentures totaled $115.5 million at December 31, 2007 and 2006. Junior subordinated debentures represent the amounts that we owe to the Trusts.  Most of the proceeds from these issuances were down-streamed to the Bank as working capital to support the Bank’s growth.  Under FASB Interpretation No. 46R (“FIN 46R”), we are not allowed to consolidate the Trusts into our consolidated financial statements.  Prior to the issuance of FIN 46R, holding companies typically consolidated these entities. We have excluded the Trusts from our consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final ruling, qualifying mandatory convertible preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The qualitative limits become effective on March 31, 2009, after a four-year transition period.  As of December 31, 2007, we have included the junior subordinated debentures in our Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.

Additionally, we had $5.0 million of subordinated debentures outstanding at December 31, 2007 and 2006.  This debt bears a floating rate of interest of 3.05% over the three month LIBOR and has a fifteen-year maturity with quarterly interest payments.

Stockholders’ Equity

At December 31, 2007 and 2006, stockholders’ equity was $113.0 million and $143.1 million, respectively.  The decrease in stockholders’ equity was due primarily to the $40.0 million net loss for the year ended December 31, 2007, $5.1 million in preferred and common dividends declared, and $10.3 million in repurchases of common stock.  These decreases in stockholders’ equity were offset by $22.0 million in net proceeds from the issuance of preferred stock.

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

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors.  Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities.  We strive to maintain a liquidity ratio at the Bank of 10% to 15% of net liquid assets to total assets.  The Bank’s liquidity ratio at December 31, 2007 was 12.95%. To achieve our liquidity objectives, we employ various strategies including funding growth, increasing borrowing facilities, and asset distribution strategy. Our primary sources of funds are deposits; however, we also utilize alternative sources of funds such as FHLB advances, exchange balances, brokered deposits and other unsecured borrowings as an important part of our liquidity plan to have flexibility and efficient execution of the asset-liability management strategy.

Our loan to deposit and borrowing ratio is another indicator of liquidity which management reviews regularly.  This ratio was 96.1% and 96.8% at December 31, 2007 and 2006, respectively.  We strive for a loan to deposit and borrowing ratio in a range based on a 10% deviation above and below the Bank’s peer group for the loan to borrowing ratio.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs.  The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs.  The Bank has unsecured borrowing lines with eight correspondent banks totaling $137.8 million as well as an advance line with the FHLB allowing the Bank to borrow up to 40% of its total assets as of December 31, 2007.

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

The table below sets forth our known contractual obligations at December 31, 2007:

(Dollars in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$913,052	$824,179	$88,873	$-	$-
Exchange liabilities	47,515	47,515	-	-	-
Long-Term Debt Obligations	295,470	40,000	135,000	-	120,470
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	31,939	4,002	7,541	6,625	13,771
Purchase Obligations	-	-	-	-	-
Total	$1,287,976	$915,696	$231,414	$6,625	$134,241

Capital Resources

As of December 31, 2007, we were not subject to commitments for capital.

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

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital to risk-weighted assets:
Bank	$287,392	11.93%	$192,700	8.00%	$240,900	10.00%
Consolidated	$252,528	10.36%	$195,000	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$257,032	10.67%	$96,400	4.00%	$144,500	6.00%
Consolidated	$147,886	6.07%	$97,500	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$257,032	10.30%	$99,800	4.00%	$124,800	5.00%
Consolidated	$147,886	5.89%	$100,400	4.00%	N/A	N/A

As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.00%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.00%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.00%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.00%	N/A	N/A
Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include commitments to extend credit and letters of credit.  To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(Dollars in thousands)	As of December 31,
	2007	2006
Commitments to extend credit	$618,336	$684,794
Commitments to extend credit
to directors and officers	$365	$1,411
Standby letters of credit	$7,425	$10,547
Commercial letters of credit	$-	$-

We maintain an allowance for unfunded commitments, based on the level and quality of our undisbursed loan funds, which comprises the majority of our off-balance sheet risk.  As of December 31, 2007 and 2006, our allowance for unfunded commitments was $1.0 million and $1.4 million, respectively, which represents 0.2% of the undisbursed loan funds for both periods.  For further information on commitments and contingencies, see Item 8. Financial Statements and Supplementary Data; Note #8 – Related Party Transactions; Note #14 – Commitments and Contingencies.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

See “Item 1A. Risk Factors” and “Item 1. Business - Asset Liability Management”.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VINEYARD NATIONAL BANCORP AND SUBSIDIARIES

Independent Auditors’ Reports	67

Financial Statements

Consolidated Balance Sheets
December 31, 2007 and 2006	69

Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005	70

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income / (Loss)
For the Years Ended December 31, 2007, 2006 and 2005	71

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005	74

Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vineyard National Bancorp:

We have audited the accompanying consolidated balance sheets of Vineyard National Bancorp and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income/(loss), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 19, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Costa Mesa, California
May 19, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Vineyard National Bancorp
Corona, California

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Vineyard National Bancorp and Subsidiary (the “Company”) for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, changes in its stockholders’ equity and its cash flows of Vineyard National Bancorp and Subsidiary for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 14, 2006

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(Dollars in thousands)	December 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$83,537	$35,129
Investment securities	177,321	217,907
Loans held-for-sale	119,427	-
Loans, net of unearned income	2,008,071	1,902,244
Less: Allowance for loan losses	(48,849)	(19,689)
Net Loans	1,959,222	1,882,555
Bank premises and equipment, net	18,326	20,402
Accrued interest	11,834	11,577
Other real estate owned	17,375	-
Federal Home Loan Bank ("FHLB") and other stock, at cost	25,066	15,693
Deferred income tax asset	28,357	15,475
Goodwill and other intangibles	4,637	43,265
Other assets	38,177	15,736
TOTAL ASSETS	$2,483,279	$2,257,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$316,905	$292,917
Interest-bearing	1,618,747	1,513,496
Total Deposits	1,935,652	1,806,413

Exchange balances	47,515	-
FHLB advances	175,000	126,000
Other borrowings	45,250	40,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	46,367	21,796
TOTAL LIABILITIES	2,370,254	2,114,679

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2007 and 2006	9,665	9,665
Series D - no par value, issued and outstanding 2,300,000
and 0 shares in 2007 and 2006, respectively	21,950	-
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 10,285,775 and 10,939,310 shares
in 2007 and 2006, respectively	92,772	88,819
Additional paid-in capital	1,727	2,149
Retained (deficit) / earnings	(5,372)	52,105
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(5,168)	(5,765)
Accumulated other comprehensive loss, net of income taxes	(2,549)	(3,913)
TOTAL STOCKHOLDERS' EQUITY	113,025	143,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,483,279	$2,257,739

The accompanying notes are an integral part of these consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)
	2007	2006	2005
Interest Income
Interest and fees on loans	$177,852	$146,183	$98,303
Interest on investment securities	11,295	11,751	12,552
Interest on federal funds sold	287	386	4
TOTAL INTEREST INCOME	189,434	158,320	110,859

Interest Expense
Interest on savings deposits (1)	27,087	20,053	12,289
Interest on time deposits in denominations of $100,000 or more	27,212	21,330	6,766
Interest on other time deposits	17,723	16,475	8,953
Interest on FHLB advances and other borrowings	23,901	17,372	15,337
TOTAL INTEREST EXPENSE	95,923	75,230	43,345
NET INTEREST INCOME	93,511	83,090	67,514

Provision for Loan Losses	(38,400)	(4,125)	(1,886)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	55,111	78,965	65,628

Other Income
Fees and service charges	1,847	1,825	1,413
Gain on sale of SBA loans and SBA broker fee income	1,768	2,839	2,903
Gain on sale of securities and other loans	486	456	660
Other income	479	502	329
TOTAL OTHER INCOME	4,580	5,622	5,305

Other Expenses
Salaries and employee benefits	31,205	28,764	21,802
Occupancy	5,714	4,875	3,875
Furniture and equipment	4,286	4,372	3,391
Professional services	3,362	2,766	1,342
Office supplies, postage and telephone	2,328	2,097	1,577
Business development	2,224	2,216	1,785
Write-down of assets	2,671	-	-
Write-down of goodwill	40,771	-	-
Other	7,205	5,927	4,974
TOTAL OTHER EXPENSES	99,766	51,017	38,746
(LOSS) / INCOME BEFORE INCOME TAXES	(40,075)	33,570	32,187
INCOME TAX (BENEFIT) / PROVISION	(36)	13,825	13,276
NET (LOSS) / INCOME	$(40,039)	$19,745	$18,911

(LOSS) / EARNINGS PER SHARE (2)
BASIC	$(3.96)	$1.86	$1.88
DILUTED	$(3.96)	$1.80	$1.80

The accompanying notes are an integral part of these consolidated financial statements.
___________________

(1) Includes savings, NOW, and money market deposit accounts.
(2) Per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

								Accumulated
(Dollars in thousands)	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2004	$-	10,060,995	$70,536	$3,772		$20,513	$(6,856)	$(2,738)	$85,227
Issuance of preferred stock	9,665								9,665
Exercise of stock options		152,217	807						807
Exercise of warrants		71,389	463						463
Exercise of additional investment rights		126,813	3,530						3,530
Purchase of common stock		(512,384)	(14,364)						(14,364)
Tax benefit from exercise of
non-qualified stock options				499					499
Release of ESOP shares				172			552		724
Cash dividends declared on preferred
stock						(540)			(540)
Cash dividends declared on common
stock						(2,430)			(2,430)
Comprehensive income
Net Income					$18,911	18,911			18,911
Unrealized security holding
losses (net of $1,815
tax benefit)					(2,507)			(2,507)	(2,507)
Total comprehensive income					$16,404
Balance, December 31, 2005	$9,665	9,899,030	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985

									(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(continued)

								Accumulated
(Dollars in thousands)	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance December 31, 2005	$9,665	9,899,030	$60,972	$4,443		$36,454	$(6,304)	$(5,245)	$99,985
Issuance of common stock		1,260,000	30,287						30,287
Exercise of stock options		112,427	339						339
Purchase of common stock		(107,802)	(2,779)						(2,779)
Purchase of restricted stock		(47,512)		(1,310)					(1,310)
Vesting of restricted stock		51,072							-
Reclassification of restricted stock		(227,905)		(3,134)					(3,134)
Amortization of restricted stock				962					962
Share-based compensation expense				27					27
Release of ESOP shares				108			539		647
Tax benefit from exercise of
non-qualified stock options				1,053					1,053
Cash dividends declared on preferred
stock						(900)			(900)
Cash dividends declared on common
stock						(3,194)			(3,194)
Comprehensive income
Net Income					$19,745	19,745			19,745
Unrealized security holding
gains (net of $965
tax provision)					1,332			1,332	1,332
Total comprehensive income					$21,077
Balance, December 31, 2006	$9,665	10,939,310	$88,819	$2,149		$52,105	$(5,765)	$(3,913)	$143,060

									(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (continued)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional		Retained		Other
	Preferred	Number of		Paid-in	Comprehensive	Earnings/	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	(Deficit)	ESOP	Loss	Total
Balance at December 31, 2006	$9,665	10,939,310	$88,819	$2,149		$52,105	$(5,765)	$(3,913)	$143,060

Issuance of 5% stock dividend			12,309			(12,309)			-
Exercise of stock options		50,229	169						169
Restricted shares surrendered to the Company		(7,942)	(150)						(150)
Transfer of unissued common stock to
restricted stock			1,903	(1,903)					-
Purchase of common stock		(693,000)	(10,278)						(10,278)
Issuance of preferred stock	21,950								21,950
Purchase of restricted stock		(36,750)		(858)					(858)
Vesting of restricted stock		33,928							-
Amortization of restricted stock				1,379					1,379
Share-based compensation expense				149					149
Release of ESOP shares				(33)			597		564
Tax benefit from exercise of non-qualified
stock options and timing differences				833					833
Disgorgement of short swing profit				11					11
Cash paid for fractional shares in
stock dividend distribution						(18)			(18)
Cash dividends declared on preferred
stock						(1,735)			(1,735)
Cash dividends declared on common
stock						(3,376)			(3,376)
Comprehensive loss
Net Loss					$ (40,039)	(40,039)			(40,039)
Unrealized security holding
gains (net of $988
tax provision)					1,364			1,364	1,364
Total comprehensive loss					$ (38,675)
Balance at December 31, 2007	$31,615	10,285,775	$92,772	$1,727		$(5,372)	$(5,168)	$(2,549)	$113,025

The accompanying notes are an integral part of these consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)	2007	2006	2005

Cash Flows from Operating Activities
Net (Loss) / Income	$(40,039)	$19,745	$18,911
Adjustments to Reconcile Net (Loss) / Income to Net
Cash Provided by Operating Activities

Depreciation and amortization	6,219	6,221	5,141
Allocation of ESOP shares	564	647	724
FHLB stock dividends	(619)	(731)	(607)
Share-based compensation	149	27	-
Provision for credit losses	37,970	4,175	2,200
Deferred income taxes	(13,870)	(3,815)	(1,635)
(Increase) / decrease in net taxes	(625)	(2,478)	1,356
Changes in assets and liabilities, net effects from
mergers and acquisitions
Increase in other assets	(3,893)	(2,311)	(6,952)
(Increase) / decrease in unearned loan fees	(2,504)	(1,956)	1,548
Increase in interest receivable	(257)	(2,651)	(2,853)
Increase in interest payable	199	1,459	525
Increase in accrued expense and other liabilities	5,019	7,733	1,264
Origination, disbursement, and purchase of
loans held-for-sale, net of principal payments	(13,637)	-	-
Gain on sale of loans	(1,366)	(1,722)	(2,141)
Proceeds from sale of loans held-for-sale	14,290	-	-
Impairment of assets	43,442	-	-
Gain on sale of assets	(3)	(1)	-
Total Adjustments	71,078	4,597	(1,430)
Net Cash Provided By Operating Activities	31,039	24,342	17,481

Cash Flows From Investing Activities
Proceeds from sales of mortgage-backed
securities available-for-sale	16,164	-	-
Purchase of investment securities, net of effects from
mergers and acquisitions	-	1,648	(95,653)
Proceeds from principal reductions and maturities
of mortgage-backed securities available-for-sale	28,009	37,453	64,716
Purchase of FHLB and other stock	(14,453)	(9,945)	(8,755)
Redemption of FHLB stock	5,699	14,138	2,442
Net cash acquired in mergers and acquisitions	23,173	34,165	-
Origination, disbursement, and purchase of loans, net of principal
payments and net of effects from mergers and acquisitions	(353,254)	(505,566)	(514,490)
Proceeds from sale of loans	101,931	98,597	168,928
Capital expenditures, net of effects from mergers
and acquisitions	(1,682)	(3,392)	(9,773)
Proceeds from sale of property, plant, and equipment	-	4	-
Net Cash Used in Investing Activities	$(194,413)	$(332,898)	$(392,585)

    (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(continued)

(Dollars in thousands)	2007	2006	2005

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits, net
of effects from mergers and acquisitions	$23,988	$52,821	$27,085
Net increase in interest-bearing deposits, net of effects from
mergers and acquisitions	105,251	278,705	284,268
Increase in exchange balances, net of effects from
mergers and acquisitions	22,414	-	-
Proceeds from issuance of preferred stock, net	21,950	-	9,665
Proceeds from issuance of common stock	-	30,287	-
Proceeds from issuance of junior subordinated debentures	-	18,000	25,000
Increase in other borrowings, net of effects from
mergers and acquisitions	4,582	30,000	10,000
Purchase of common stock	(10,428)	(2,779)	(14,364)
Purchase of restricted stock	(858)	(1,310)	-
Increase / (decrease) in FHLB advances	49,000	(88,000)	37,000
Proceeds from exercise of Series A warrants	-	-	463
Dividends paid on preferred stock	(1,735)	(867)	(340)
Dividends paid on common stock	(3,377)	(3,194)	(2,430)
Cash paid in lieu of fractional shares of stock dividend	(18)	-	-
Cash received for disgorgement of short swing profit	11	-	-
Proceeds from exercise of additional investment rights	-	-	3,530
Tax benefit for exercise of non-qualified stock options
and timing differences	833	1,053	499
Proceeds from exercise of stock options	169	339	807
Net Cash Provided by Financing Activities	211,782	315,055	381,183

Net Increase in Cash and Cash Equivalents	48,408	6,499	6,079

Cash and Cash Equivalents, Beginning of Year	35,129	28,630	22,551

Cash and Cash Equivalents, End of Year	$83,537	$35,129	$28,630

Supplementary Information
Non-cash Items
Transfer of loans to other real estate owned	$19,649	$-	$-
Transfer of loans held-for-investment to loans held-for-sale	$141,078	$-	$-
Issuance of 5% stock dividend	$12,309	$-	$-
Other Required Disclosures
Net change in unrealized loss on investment securities	$1,364	$1,332	$(2,507)
Income taxes paid	$15,125	$17,460	$13,075
Interest paid	$95,724	$73,771	$42,620

The accompanying notes are an integral part of these consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Summary of Significant Accounting Policies

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  A summary of our significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation

The consolidated financial statements include the Company, the Bank and the Exchange Companies.  All inter-company balances and transactions have been eliminated.

Nature of Operations

We are a financial holding company.  Our principal asset is the capital stock of the Bank, a national banking association headquartered in Southern California.  The Bank operates sixteen banking centers within Marin, San Bernardino, Riverside, Orange County and Los Angeles counties of California, as well as three RFCs in Orange, Santa Clara and Ventura counties of California.  We are dedicated to relationship banking and the success of our customers.  We cater to the needs of small-to-mid-size commercial businesses, retail community businesses, single family residence developers/builders, individuals and local public and private organizations by offering specialty lending and deposit product solutions.  We attract deposits from the communities where we have established banking centers by offering competitive interest rate products and providing value-added banking services.  In addition to banking operations, we operate the Exchange Companies, which provide exchange accommodator services nationally.

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

We use available information to recognize probable losses on loans and real estate owned, however future additions to these allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their periodic examination process, periodically review our allowance for losses on loans and valuation of real estate owned.  Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans and valuation of real estate owned may change.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the FRB.  The Bank complied with the FRB reserve requirements as of December 31, 2007.

We maintain amounts due from banks that exceed federally insured limits.  We have not experienced any losses in such accounts as of or during the year ended December 31, 2007.

Investment Securities

In accordance with SFAS No. 115 which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities deemed as available-for-sale are measured at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity.  Gains or losses on sales of investment securities are determined on the specific identification method.  Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  The accrual of interest on loans is discontinued when in the opinion of management, there is reasonable doubt as to collectibility, or when principal or interest is past due 90 days, unless the loan is both well secured and in process of collection.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value of the loan, if one exists, or the fair value of the collateral for a collateral-dependent loan.  We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  We recognize interest income on impaired loans based on our existing methods of recognizing interest income on non-accrual and troubled debt restructured loans.

Loan commitments are promises by us to lend a fixed amount of funds for a specific time period under certain conditions.  Commitments to lend include revolving credit lines, letters of credit and loans that require the maintenance of undisbursed funds.

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate. Thereafter, OREO is carried at the lower of this new cost basis or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Expenses of operating or holding the property are expensed as incurred and included in other non-interest expense. Subsequent declines in the fair value of OREO below the new cost basis are recorded through the use of a valuation allowance. In connection with the determination of the foreclosed real estate value, management obtains independent appraisals for significant properties. We had $17.4 million and $0 in OREO on our Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.

Loans Held-for-Sale

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated market value. At the time of transfer from loans held-for-investment to loans held-for-sale, any write-down in the loan’s cost basis attributable to its credit quality is reflected with a corresponding decrease in the ALL.  Net unrealized losses due to changes in market rates are recognized through a valuation allowance by charges to income.  Gains or losses on the sales are recognized at the time of sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Net gains and losses on sales of loans are included in non-interest income.

Transfers and Servicing of Financial Assets

We record servicing rights in connection our SBA loan operations.  In accordance with SFAS No. 156, we record servicing assets at fair value in conjunction with the sale of SBA loans. We determine the fair value of servicing rights using discounted cash flow techniques, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees are reflected as a servicing asset which is amortized to other expense over the servicing asset’s estimated life using the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.  The Bank uses a range of assumptions for the discount rate and prepayment speed in calculating the gain on sale of loans and the related servicing asset.  Different prepayment speeds are used based on the loan terms.

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

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on the level of the undisbursed loan portfolio and letters of credit.  The reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statements of Operations.

Loans are charged off in whole or in part when the obligation is considered uncollectible or when its carrying value has decreased significantly in value.

Premises and Equipment

Land is carried at cost.  Bank premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.  Total depreciation expense for the reporting periods ending December 31, 2007, 2006 and 2005, was $3.8 million, $3.8 million and $3.0 million, respectively.
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

Income Taxes

Provisions for income taxes are based on amounts reported in the Consolidated Statements of Operations (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.  We compute deferred taxes on the liability method as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired.

Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment no less than annually.  Our current year impairment tests resulted in a $40.8 million impact to our results of operations and financial condition, due to a write-down of all goodwill associated with the Bank. Our regulatory capital ratios are unaffected by this write-off of goodwill, with all ratios in excess of the “well capitalized” designation.  The market valuation of the whole Bank has been significantly impacted with concerns related to the financial sector, California housing and real estate lending operations. SFAS No. 142 requires that we use the most readily available indicator of market value as part of our assessment of goodwill impairment, which we have determined to be the market price of our common stock.  The current market value of our stock was not sufficient to support the carrying value of goodwill under the current accounting guidance.

Intangible assets with estimable useful lives are amortized over their useful lives to their estimated residual values, and reviewed annually for impairment.  The amortization expense represents the estimated decline in the value of the intangible asset in the related period.

Core deposit intangibles (“CDI”) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties.  In preparing these valuations, we consider variables including deposit servicing costs, attrition rates, and market discount rates.  CDI are amortized to expense using the sum-of-the-years digits method over their useful lives, which we have estimated to be 8 years, and are reviewed for impairment no less than annually.  If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of its fair value at that time.  If the fair value is below the carrying value, the intangible asset would be reduced to fair value and a loss would be recognized.

Investments in Unconsolidated Subsidiaries

We account for our investments in our wholly owned special purpose entities, the Trusts, using the equity method under which their net earnings are recognized in our Consolidated Statements of Operations and the investment in the Trusts is included in Other Assets on our Consolidated Balance Sheets.

Earnings / (Loss) Per Share (“EPS”)

We account for EPS in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic EPS excludes dilution and is computed by dividing income/(loss) available to common stockholders by the weighted-average number of common shares outstanding (excluding unvested restricted stock and unallocated and unreleased ESOP shares) for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings/(loss) of the entity.  In accordance with SFAS No. 128, due to the net loss for the year ended December 31, 2007, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective method.  Accordingly, compensation expense for stock option awards is measured at grant date fair value and amortized over the requisite service period of the award.  Compensation expense related to restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period by the straight-line method.  The impact of adopting SFAS No. 123(R) is discussed in Note #16 to the Consolidated Financial Statements.

For the year ended December 31, 2005, we accounted for share-based payments in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).  Had we recorded compensation expense for our stock option plan consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No.123”), our net income and EPS would have been reduced to the following pro forma amounts:

(Dollars in thousands)	Year Ended December 31,
2005
Net income:
As reported	$18,911
Stock-based compensation that would have been reported	(110)
using the fair value method of SFAS No. 123	$18,801
Pro forma net income

Basic Shares	9,776,770
Diluted Shares	10,231,286

Basic earnings per share:
As reported	$1.88
Pro forma	$1.87

Diluted earnings per share:
As reported	$1.80
Pro forma	$1.78

Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gains / (losses) on available-for-sale securities, net of income taxes, is our only component of accumulated other comprehensive income, which we disclose in our Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income / (Loss).

Business Segments

We have determined that banking is our only material reportable business segment.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to 2007 presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes in an entity’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial condition or operating results because we do not have any uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, a statement that provides enhanced guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value. Under the statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.  We adopted SFAS No. 157 on January 1, 2008 and we do not anticipate the impact that the adoption of SFAS No. 157 will have on our financial condition and operating results to be material.

In September 2006, the SEC staff issued SAB No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This new guidance applies when uncorrected misstatements affect the current year.  To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of Staff Accounting Bulletin No. 99 “Materiality”.  SAB No. 108 was effective for errors identified during the year ended December 31, 2006.  The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value.  This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value.  This statement also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We adopted this statement as of our fiscal year beginning January 1, 2008 and we chose not to take the fair value option on any of our qualified financial assets or liabilities.  Therefore, the adoption of SFAS No. 159 did not have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), which is a revision to SFAS No. 141 “Business Combinations”, (“SFAS No. 141”). The provisions of this statement establish principles in which the acquirer in a business combination is required to recognize and measure in its financial statements all identifiable assets acquired, liabilities assumed, and any noncontrolling interesting in the acquiree at the acquisition date, measured at their fair values as of that date. As such, contingent consideration will need to be recognized based on estimated fair value at the date of acquisition.  In addition, the costs related to the acquisition are to be recognized separately from the acquisition rather than allocated to the individual assets and liabilities. Also, if applicable, where the fair value of the assets acquired exceeded the acquisition cost, the excess asset value will be recognized as income. This statement makes significant amendments to other statements and other authoritative guidance. The provisions of this statement apply prospectively to business combinations with acquisition dates on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”). This statement clarifies that a noncontrolling interest (minority interest) in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Sufficient disclosure should be provided to identify and distinguish between the interests of the parents and the interest on the noncontrolling owners. This statement also establishes that purchases or sales of equity securities that do not result in a change in control will be accounted for as equity transactions. Upon loss of control, the interest sold, as well any interest retained will be measured at fair value with any gain or loss recognized in earnings. This statement will be effective as of our fiscal year beginning January 1, 2009.

Note #2 –   Intangible Assets and Goodwill

Goodwill and intangible assets arise from purchase business combinations.  Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.  Our current year impairment tests of goodwill resulted in a $40.8 million impact to our results of operations and financial condition, due to a write-down of all goodwill associated with the Bank.  The market valuation of the whole Bank has been significantly impacted with concerns related to the financial sector, California housing and real estate lending operations. SFAS No. 142 requires that we use the most readily available indicator of market value as part of our assessment of goodwill impairment, which management determined to be the market price of our common stock. Because the market value of our stock at December 31, 2007 was not sufficient to support the carrying value of goodwill under the current accounting guidance, we wrote-off $40.8 million in goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are summarized in the following table:

(Dollars in thousands)	As of December 31,
	2007	2006
Balance, beginning of year	$40,771	$238
Goodwill acquired during the year	2,813	40,533
Write-down of goodwill	(40,771)	-
Balance, end of year	$2,813	$40,771

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually.  The amortization expense represents the estimated decline in the value of the intangible asset in the related period.

The following table sets forth our intangible assets and accumulated amortization as of December 31, 2007 and 2006.

(Dollars in thousands)	For the years ended December 31,
	2007		2006
Amortizable intangible assets:	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Core deposit intangibles	$1,824	$670	$2,494	$324

The estimated amortization expense for the next five fiscal years relating to intangible assets with definite lives is set forth below:

(Dollars in thousands)

Estimated amortization expense for	Core deposit
the year ending December 31:	intangibles
2008	$498
2009	$416
2010	$334
2011	$252
2012	$170

Note #3 – Mergers and Acquisitions

On December 5, 2007, we completed the acquisition of all of the issued and outstanding capital stock of the Exchange Companies, which together held $25.1 million in exchange balances (deposit funds) at the close of the acquisition.  Pursuant to the terms of the merger agreement, the Exchange Companies became wholly-owned subsidiaries of the Company (the “Acquisition”), with their former president and chief executive officer continuing to serve in the same capacity.

We paid a purchase price for the issued and outstanding capital stock of the Exchange Companies consisting of (1) an initial cash payment upon closing of the Acquisition in an amount equal to 2.625% of the Exchange Companies’ average client deposit balances over the six months preceding the closing of the Acquisition, and (2) future cash payments over a four-year period following the closing of the Acquisition in an aggregate amount not to exceed 4.875% of the Exchange Companies’ average client deposit balances over the six months preceding the anniversary dates of the Acquisition, subject to reduction, based upon the operational performance of the Exchange Companies over such four-year period.

In conjunction with the merger, we assumed $25.1 million in exchange balances as of the closing date of acquisition.  At December 31, 2007, we had $47.5 million in exchange balances.  In conjunction with our strategy to obtain low cost deposits, exchange balances are held as demand deposits at the Bank.  These funds held at the Bank are eliminated upon consolidation.

Note #4 - Investment Securities

At December 31, 2007 and 2006, our investment securities portfolio was comprised of securities classified as available-for-sale and trading securities.  In accordance with SFAS No. 115, investment securities available-for-sale and trading investment securities are carried at fair value and adjusted for amortization of premiums and accretions of discounts. All unrealized gain and losses on our available-for-sale securities are included in other comprehensive income (loss) in our stockholder’s equity section of the Consolidated Balance Sheets. Unrealized gains and losses on trading securities are included in our Consolidated Statements of Operations.

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date. These investments are classified as trading securities with a corresponding liability in other liabilities on our Consolidated Balance Sheets in accordance with Emerging Issues Task Force Abstract Issue No. 97-14 as these assets are considered assets of the Company.  Unrealized gains and losses, as well as dividend and interest income, including amortization of any premium or discount, are included in earnings.  Trading securities held in connection with the deferred compensation plan amounted to $5.8 million and $4.7 million at December 31, 2007 and 2006, respectively.

The amortized cost and fair values of investment securities at December 31, 2007, were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$5,516	$268	$-	$5,784

Available-for-sale securities:
U.S. agency securities	13,328	-	(193)	13,135
Mortgage-backed securities	160,214	9	(4,111)	156,112
Mutual funds	2,310	-	(20)	2,290
Total available-for-sale securities	175,852	9	(4,324)	171,537
Total Investment Securities	$181,368	$277	$(4,324)	$177,321

The amortized cost and fair values of investment securities at December 31, 2006, were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,707	$-	$-	$4,707

Available-for-sale securities:
U.S. agency securities	12,515	-	(181)	12,334
Mortgage-backed securities	205,139	-	(6,437)	198,702
Mutual funds	2,213	-	(49)	2,164
Total available-for-sale securities	219,867	-	(6,667)	213,200
Total Investment Securities	$224,574	$-	$(6,667)	$217,907

The amortized cost and fair values of investment securities available-for-sale at December 31, 2007, by expected maturity are shown below.  At December 31, 2007 we did not have any investment securities with contractual maturities of less than ten years.  Mortgage-backed securities have contractual terms to maturity, but require period payments to reduce principal.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds of $2.3 million and deferred compensation investments of $5.8 million are excluded from the following table, as they do not have a stated maturity date.

(Dollars in thousands)	Securities Available-for-Sale
	Maturing after 10 years
	Amortized
	Cost	Fair Value
U.S. agency securities	$13,328	$13,135
Mortgage-backed securities	160,214	156,112
Total	$173,542	$169,247

Our investment portfolio at December 31, 2007 decreased $40.6 million or 18.6% compared to December 31, 2006.  The decrease resulted mainly from the sale of $16.2 million of investments, as well as $28.0 million of regularly scheduled principle paydowns on our mortgage-backed securities.  We recorded approximately $3,000 of gain in conjunction with the sale of securities in 2007.  There were no sales of investment securities during 2006 and 2005.

Included in stockholders’ equity at December 31, 2007 and 2006 was $2.5 million and $3.9 million, respectively, of net unrealized losses (net of $1.8 million and $2.8 million estimated tax benefit, respectively) on investment securities available-for-sale.

Securities with a carrying value and fair value of $169.2 million and $211.0 million at December 31, 2007 and 2006, respectively, were pledged to secure FHLB advances and public monies as required by law.

The table below shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.  We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, or if we intend to sell the security at a loss, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, we would write down the cost basis of the security to its fair value as the new cost basis and account for the write down as a realized loss.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$13,135	$(193)	$-	$-	$13,135	$(193)
Mortgage-backed securities	21,308	(241)	129,955	(3,870)	151,263	(4,111)
Mutual funds	2,290	(20)	-	-	2,290	(20)
Total	$36,733	$(454)	$129,955	$(3,870)	$166,688	$(4,324)

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

As of December 31, 2007 and 2006, we had 17 and 22 investment securities, respectively, that were in an unrealized loss position.  Despite the unrealized loss position of these securities, we have concluded, as of December 31, 2007, that these investments are not other-than-temporarily impaired.  This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Note #5 – Loans

Almost all of our loans, commitments, and commercial and standby letters of credit are granted to customers in our market area, which includes Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California.  These loans are collateralized in accordance with our policy.  The concentrations of credit by type of loan are outlined as follows:

(Dollars in thousands)	As of
	December 31, 2007	December 31, 2006

Commercial and industrial	$156,966	$122,257
Real estate construction and land:
Single-family luxury	582,962	514,385
Single-family tract	146,627	152,060
Commercial	198,186	134,404
Land:
Single-family luxury	22,931	20,982
Single-family tract	64,405	67,647
Commercial	15,439	22,550
Other	909	1,239
Real estate mortgage:
Commercial	553,531	531,159
Multi-family residential	93,662	222,470
All other residential	56,257	49,353
Consumer loans	115,702	65,914
All other loans (including overdrafts)	264	98
	2,007,841	1,904,518
Less:
Unearned premium (discount) on loans	3,272	1,696
Deferred loan fees	(3,042)	(3,970)
Loans, net of unearned income	$2,008,071	$1,902,244
Loans held-for-sale	$119,427	$-

We had approximately $563.3 million and $568.7 million in loans pledged to secure FHLB borrowings at December 31, 2007 and 2006, respectively.

The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	At December 31,
	2007	2006	2005
Impaired loans with a valuation allowance	$103,732	$-	$-
Impaired loans without a valuation allowance	36,156	16,715	964
Total impaired loans	$139,888	$16,715	$964

Specific valuation allowance related to impaired loans	$20,848	$-	$-

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Average recorded investment in impaired loans	$13,923	$9,285	$3,472
Cash receipts applied to reduce principal balance	$9,787	$1,093	$4,705
Interest income recognized for cash payments	$107	$185	$338

Our impaired loan balance is comprised of non-accrual and substandard loans.  We have a specific valuation allowance of $20.8 million associated with certain of the impaired loans.   Of the $20.8 million in specific valuation allowance, $19.8 million relates to tract construction loans.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $2.8 million, $0.8 million and $0.3 million for the years ended 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, we had approximately $54,000 and $2.3 million, respectively, in loans past due 90 days or more in interest or principal which were still accruing interest.  We had $17.4 million and $0 in OREO on our Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. We did not have any loans classified as troubled debt restructurings for the years ended December 31, 2007 and 2006.

Note #6 – Loan Servicing Rights

To the extent we originate SBA loans, we generally sell the guaranteed and/or unguaranteed portions of the loans, while retaining the servicing rights.  At December 31, 2007 and 2006, the unpaid principal balance of SBA loans serviced for others totaled $57.7 million and $50.4 million, respectively.  The gain on sale of SBA loans was $0.9 million, $1.3 million, and $1.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The balance of capitalized servicing rights included in “other assets” on our Consolidated Balance Sheets at December 31, 2007 and 2006 was $0.7 million and $0.9 million, respectively.  The fair values of these rights approximate their book values respectively.  The following table sets forth the activity relating to servicing rights for the years ended December 31, 2007, 2006 and 2005.

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Servicing rights, beginning of year	$933	$1,358	$1,705
Servicing rights added in year, net	261	318	324
Servicing rights amortized	(445)	(743)	(671)
Servicing rights, end of year	$749	$933	$1,358

In order to determine the assumptions used in the capitalization of the SBA servicing rights, we group together the SBA loans sold based on the term of the loan, and determine an appropriate prepayment speed and discount rate for each group.  We perform an analysis each quarter to reassess these assumptions.  In calculating the gain on sale of SBA loans and the related servicing asset, we used the following ranges of assumptions for sales recorded in 2007:

Assumption	Range
Discount Rate	9.25% to 11.00%
Prepayment Speed (CPR)	10.36 to 37.29

The following summarizes servicing rights capitalized and amortized:

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Mortgage servicing rights capitalized	$261	$318	$324
Mortgage servicing rights amortized	$445	$743	$671
Valuation allowances	$-	$-	$-

Note #7 – Allowance for Credit Losses

We maintain an allowance for credit losses at a level which we believe to be adequate to absorb the estimated known and inherent risks in our on-balance sheet loan portfolio as well as in our unfunded commitments.

Transactions in the allowance for credit losses are summarized as follows:

(Dollars in thousands)	Years ended December 31,
	2007	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$19,689	$13,762	$11,969
Additions due to acquisitions	-	2,097	-
Recoveries on loans previously charged off	85	71	67
Loans charged off	(9,325)	(366)	(160)
Provision charged to operating expense	38,400	4,125	1,886
Balance, end of period	$48,849	$19,689	$13,762

Reserve for Unfunded Commitments
Balance, beginning of period	$1,396	$1,346	$1,032
Net increase charged to other expenses	(430)	50	314
Balance, end of period	$966	$1,396	$1,346

Allowance for Credit Losses
Allowance for loan losses	$48,849	$19,689	$13,762
Reserve for unfunded commitments	966	1,396	1,346
Allowance for credit losses	$49,815	$21,085	$15,108

The allowance for credit losses at December 31, 2007 and 2006 totaled $49.8 million and $21.1 million, respectively, which equates to 2.5% and 1.1% of gross on-balance sheet loans for the same periods, respectively.

Note #8 – Related Party Transactions

In the ordinary course of business, we grant loans to certain Directors and Officers and the companies with which they are associated.  The terms of these loans are consistent with our normal lending policies.  The outstanding loans to Directors and Officers at December 31, 2007 and 2006 amounted to $1.2 million and $0.5 million, respectively.  Not included in the balances outstanding at December 31, 2007 and 2006 were undisbursed commitments to lend of $0.4 million and $1.4 million, respectively.  There were no non-accruing loans to Directors and Officers or loans classified by us or our regulators in 2007 and 2006.

The following table shows the activity of loans to Officers and Directors for the dates specified:

(Dollars in thousands)	As of December 31,
	2007	2006
Balance, Beginning of year	$490	$458
Credit granted, including renewals	1,239	684
Repayments	(569)	(652)
Balance, End of year	$1,160	$490

Deposits from our related parties at December 31, 2007 and 2006 amounted to $1.1 million and $1.2 million, respectively.

Note #9 – Premises and Equipment

Major classifications of our premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2007	2006
Buildings	$5,605	$5,349
Furniture and equipment	18,337	16,770
Leasehold improvements	9,526	9,359
Bank owned autos	791	797
	34,259	32,275
Less: Accumulated depreciation and amortization	(18,388)	(14,628)
Projects in progress	560	860
Land	1,895	1,895
Total	$18,326	$20,402

We are obligated under leases for equipment and property.  The original terms of the leases range from six months to fifteen years.  Property leases contain options to extend for periods from one year to ten years.  Options to extend which have been exercised and the related lease costs are included below.  The following is a schedule of our future minimum lease payments based upon obligations at December 31, 2007.

(Dollars in thousands)

Year Ending December 31,
2008	$4,002
2009	4,082
2010	3,459
2011	3,288
2012	3,337
Thereafter	13,771
Total	$31,939

Total property and equipment lease expense for the years ended December 31, 2007, 2006 and 2005, was $3.3 million, $2.8 million and $2.4 million, respectively.

Note #10 – Interest Bearing Deposit Liabilities

Our interest-bearing deposits as of December 31, 2007 and 2006 were comprised of the following:

(Dollars in thousands)	As of December 31,
	2007	2006

Money market deposits	$568,713	$562,622
Savings and NOW deposits	136,982	70,741
Time deposits under $100,000	360,249	362,365
Time deposits of $100,000 or more	552,803	517,768
Total	$1,618,747	$1,513,496

The aggregate amount of time certificates of deposit in denominations of $100,000 or more at December 31, 2007 and 2006 was $552.8 million and $517.8 million, respectively, and total time certificates of deposit amounted to $913.1 million and $880.1 million, respectively.

At December 31, 2007, the scheduled maturities of total time certificates of deposit are as follows:

(Dollars in thousands)

Maturity
2008	$824,179
2009	88,836
2010	37
2011	-
$913,052

Note #11 – Borrowings

Lines of Credit

At December 31, 2007, VNB had a $70.0 million secured line of credit with a correspondent bank.  The line of credit, which is secured by 100% of the Bank’s common stock, had an outstanding balance of $45.3 million and $40.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants  including : 1) a return on assets  percentage not less than 0.9%, 2)  a percentage of non-performing loans to the Bank’s gross loan balance  not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than  7.0%.  VNB was granted a waiver of such financial covenant failures as of December 31, 2007.

Effective March 16, 2008, VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant failures through June 30, 2008.  In connection with the Agreement, VNB repaid $5.0 million of the outstanding balance plus a lender fee in an amount equal to 0.25% of the outstanding balance.  In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

The line of credit had an outstanding balance of $54.3 million at March 31, 2008.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.

In addition, we have $137.8 million of unsecured borrowing lines with eight correspondent banks.  At December 31, 2007, we had $45.3 million outstanding on our credit facility and no outstanding balance on our unsecured borrowing lines.  As of December 31, 2006, there was $40.0 million outstanding on our credit facility and no outstanding balance on our unsecured borrowing lines.

FHLB Advances

We have a secured borrowing line with the FHLB totaling $976.1 million as of December 31, 2007, representing 40% of the Bank’s total assets.  Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in FHLB, certain investment securities, and certain qualifying loans.  FHLB advances were $175.0 million and $126.0 million at December 31, 2007 and 2006, respectively, of which $155.0 million and $60.0 million were putable advances at the same dates, respectively.

Of the putable advances at December 31, 2007, $65.0 million are three-year putable advances with a one year non-put period, $70.0 million are two-year putable advances with a twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances consist of the following as of December 31, 2007:

(Dollars in thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2008	5.08%	$40,000	$20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.86%	$175,000	$155,000

Subordinated Debentures

During 2002, we issued $5.0 million in subordinated debt.  The debt bears a floating rate of interest of 3.05% over the three month LIBOR, and has a fifteen-year maturity, with quarterly interest payments.  The outstanding balance of this subordinated debt was $5.0 million at December 31, 2007 and 2006, and the effective interest rate at December 31, 2007 was 7.91%.

Note #12 – Junior Subordinated Debentures

In December 2001, December 2002, September 2003, December 2003, March 2004, May 2004, December 2004, April 2005, August 2005 and May 2006, we issued Floating Rate Junior Subordinated Debentures (the “junior subordinated debentures”) to the Trusts.  These junior subordinated debentures are effectively subordinated to all of our borrowings.  We also own the common stock of each of the Trusts.  The balance of the equity of the Trusts is comprised of mandatorily redeemable preferred securities and is included in “other assets” on our Consolidated Balance Sheets.

The following table sets forth information on each of the Trusts:

(Dollars in thousands)				As of December 31, 2007
			Common	Effective
	Interest Rate	Due Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	8.57%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	8.59%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	8.29%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	7.83%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	8.09%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	8.00%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	7.12%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	7.27%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	6.72%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	6.48%	18,557
			$3,470	7.55%	$115,470

Under FIN 46(R), we do not consolidate the Trusts into our consolidated financial statements.  Prior to the issuance of FIN 46(R), holding companies typically consolidated these entities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The qualitative limits become effective on March 31, 2009, after a four-year transition period.  As of December 31, 2007, we have included the junior subordinated debentures in our Tier 1 capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier 2 capital.  There is no impact to our capital upon the effective date of this new ruling.

In August 2005, we filed a shelf registration statement with the SEC.  In conjunction with this shelf registration statement, we established Vineyard Statutory Trust X, which may be used at a future date to publicly issue trust preferred securities, should we choose to raise capital through this method.

Note #13 – Income Taxes

The provision for income taxes consists of the following:

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Federal Income Tax
Current	$10,216	$13,831	$11,255
Deferred / (credit)	(10,377)	(3,359)	(1,353)
Total Federal Income Tax	(161)	10,472	9,902

State Franchise Tax
Current	3,550	4,787	3,656
Deferred / (credit)	(3,425)	(1,434)	(282)
Total State Franchise Tax	125	3,353	3,374

Change in valuation allowance	-	-	-
Total Income Taxes	$(36)	$13,825	$13,276

As a result of the following items, the total income tax (benefit) / provision for the years ended December 31, 2007, 2006 and 2005, was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in thousands)	2007		2006		2005
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Loss	Amount	Income	Amount	Income
Federal rate	$(14,027)	-35.0%	$11,749	35.0%	$11,265	35.0%
Changes due to state income
tax, net of federal tax benefit	(65)	-0.2%	2,365	7.0%	2,268	7.0%
Change in valuation allowance	-	0.0%	-	0.0%	-	0.0%
Goodwill impairment	14,270	35.6%	-	0.0%	-	0.0%
Other	(214)	-0.5%	(289)	-0.8%	(257)	-0.8%
Total	$(36)	-0.1%	$13,825	41.2%	$13,276	41.2%

Our deferred tax assets and liabilities are composed of the following tax-affected cumulative timing differences:

(Dollars in thousands)	December 31,
	2007	2006
Deferred Tax Assets
Reserve for loan losses	$20,610	$7,382
Reserve for other real estate owned	956	-
Deferred compensation	2,432	1,979
Non-deductible reserves	1,856	1,767
Net operating loss	725	1,030
Deferred income	1,797	1,946
Fixed assets	369	36
Stock compensation	720	121
Other assets and liabilities	1,281	2,189
Other unrealized loss on securities	1,766	2,753
	32,512	19,203
Deferred Tax Liabilities
Other assets and liabilities	(1,800)	(1,393)
Deferred costs	(2,355)	(2,335)
	(4,155)	(3,728)
Net Deferred Tax Assets	$28,357	$15,475

We believe it is more likely than not that our carryback provision and results of future operations will generate sufficient taxable income to realize the deferred tax assets.

In conjunction with the acquisition of Rancho Bank in July 2006, we have a net operating loss available for carry forward for state income tax purposes which we will utilize through 2008.  During 2007, we utilized $1.0 million of the net operating loss, and as of December 31, 2007, the net operating loss available for carry forward amounted to $0.1 million.

We also have net operating losses available for carry forward for federal and state income tax purposes relating to the acquisition of Southland Business Bank in July 2003 which we will utilize through 2021 and 2013, respectively.  As of December 31, 2007, the federal and state net operating losses available for carry forward amounted to $1.9 million and $0.8 million, respectively.

Due to the “ownership change” as defined under Internal Revenue Code Section 382, our net operating losses are subject to limitation, which amounts to approximately $2.4 million per year for the Rancho Bank acquisition and approximately $139,000 per year for the Southland Business Bank acquisition.  Under Section 382, which has been adopted under California law, if, during any three-year period there is more than a 50 percent change in the ownership, then the future use of any pre-change net operating losses or built-in losses are subject to an annual percentage limitation based on the value at the ownership change date.

We adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption we determined that there are no significant uncertain tax positions which require the establishment of a liability in our financial statements.  Our evaluation was performed for those tax years which remain open to audit.  As of December 31, 2007, all the federal returns filed since 2004 and state returns filed since 2003 are still subject to adjustment upon audit. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.  There were no unrecognized tax benefits under FIN 48 for the year ended December 31, 2007.

Note #14 – Commitments and Contingencies

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include commitments to extend credit and letters of credit.  To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.  Our exposure to credit losses in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments.  At December 31, 2007 and 2006, the amounts of our undisbursed loan funds were $618.3 million and $684.8 million, respectively, and obligations under standby and commercial letters of credit were $7.4 million and $10.5 million, respectively.

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

Standby letters of credit, substantially all of which are within the scope of FIN 45, are written conditional commitments which we issue to guarantee the performance of a customer to a third party.  Commercial letters of credit are conditional commitments which we issue to facilitate trade or commerce. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

In the normal course of business, we are subject to legal actions and complaints.  At December 31, 2007, we are not aware of any material pending legal action or complaint asserted against us.

Note #15 – Share Based Compensation Plans

Incentive Stock Plans

In conjunction with the 2006 Proxy Statement on Form DEF 14A filed with the SEC on April 17, 2006, our Board of Directors and shareholders approved the 2006 Incentive Stock Plan (the “2006 Plan”), which offers stock options, restricted stock and stock appreciation rights to attract, retain, and motivate employees, directors and officers.  The 2006 Plan authorized 1.1 million shares (as adjusted to reflect the 5% stock dividend issued in June 2007) to be granted as share-based awards.  The 2006 Plan grants awards to recipients at a purchase price equal to the fair market value of our common stock on the date of grant.  The awards will vest and become exercisable at a rate specified by the Board of Directors.  Unexercised awards expire on the tenth anniversary of the award grant, unless otherwise specified by the Board of Directors.  As of December 31, 2007, we granted 105,000 stock options under the 2006 Plan, all of which were unvested and unexercised.   Subsequent to year-end, in conjunction with the resignation of our former President and Chief Executive Officer on January 23, 2008, these outstanding stock options were forfeited.

As of December 31, 2007, we also had 285,850 outstanding stock options under the Amended and Restated 1997 Incentive Stock Option Plan (the “1997 Plan”), all of which were exercisable.  The 1997 Plan authorized a total of 926,100 shares (as adjusted to reflect the 5% stock dividend issued in June 2007) of our unissued common stock to be granted to our employees and directors.  Options vest at a rate which was determined by the Board of Directors.  Options granted expire on such date as the Board of Directors may determine, but not later than the tenth anniversary date on which the option is granted.  On November 12, 2007, the 1997 plan expired; therefore we are no longer able to issue shares from this plan.

Restricted Stock Plans

We adopted Restricted Stock Plans in 2002, 2003, 2004 and 2005 (the “Restricted Stock Plans”), pursuant to which we may grant restricted share awards to key employees and directors.  As of December 31, 2007, an aggregate of 1,164,198 shares remain available for issuance under the Restricted Stock Plans and the 2006 Plan.  During 2007, 2006, and 2005, 148,973, 107,185 and 99,784 shares of restricted stock were granted, respectively, which generally cliff vest in four years.  All amounts have been adjusted to reflect the 5% stock dividend issued in June 2007. Our compensation expense is based upon the fair market value of the stock on the grant date and is recognized ratably over the vesting period. If a participant’s employment with us terminates for any reason other than death, disability or retirement, prior to the vesting of all or any portion of the award, the unvested award will generally be cancelled and the participant shall forfeit any rights or interests in and with respect to any such unvested award.

Note #16 – Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) and SAB No. 107, requiring the measurement and recognition of all share-based compensation under the fair value method.  Prior to January 1, 2006, we accounted for share-based awards under APB No. 25, which resulted in compensation expense recorded only for restricted share awards.  We adopted SFAS No. 123(R) using the modified prospective transition method, therefore prior period results are not restated and do not reflect the recognition of share-based compensation.

Stock Option Awards

Under the modified prospective transition method adopted under SFAS No. 123(R), we are required to record share-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  All option exercises result in the issuance of new shares.

Under the provisions of SFAS No. 123(R), we began recognizing share-based compensation costs relating to stock option awards effective January 1, 2006 over the requisite service period of the award, which is generally the option vesting term.  We measure the fair value of the award as of the award’s grant date using the Black Scholes option pricing model.  Expected volatility is based on the historical volatility of our common stock.  We also use historical data to estimate stock option exercise and forfeiture rates within our valuation model.  The expected life of the options granted is derived from the award’s vesting period and the award recipient’s exercise history, if applicable, and represents the period of time that we expect the options to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate at the time of the grant.

During each of the years ended December 31, 2007 and 2006, we granted 52,500 stock options to our former President and Chief Executive Officer, in conjunction with a revision to his employment contract.  There were no other stock option grants during the years ended December 31, 2007, 2006 and 2005.  The assumptions in our stock option grant for the year ended December 31, 2007 were as follows:

	Years Ended December
	2007	2006
Dividend yield	1.42%	1.45%
Expected life (in years)	3.25	3.25
Expected volatility	27.14%	27.24%
Risk-free rate	4.48%	4.69%
Weighted average grant date fair value of options granted	$4.79	$4.76

Our Consolidated Statements of Operations for the year ended December 31, 2007 included $0.1 million of share-based compensation expense, relating to new and existing stock options as a result of adopting SFAS No. 123R.  Due to the termination of our former President and Chief Executive Officer’s employment on January 23, 2008, all related unvested shares have been forfeited.  Therefore, we will not record compensation expense associated with our outstanding unvested awards in future years.

A summary of stock option activity under the 1997 Plan and 2006 Plan during the years ended December 31, 2007, 2006 and 2005 is presented below:

(Dollars in thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2004	600,723	$4.05	7.22 years	$-
Granted	-	-	-	-
Exercised	(152,217)	5.31	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2005	448,506	$3.65	6.15 years	$11,371
Exercisable at December 31, 2005	440,109	$3.66	6.17 years	$11,158

(Dollars in thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	448,506	$3.65	6.15 years	$-
Granted	52,500	21.06	-	-
Exercised	(112,427)	3.01	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$6,114
Exercisable at December 31, 2006	336,079	$3.87	5.21 years	$6,069

(Dollars in thousands, except per share amounts)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$-
Granted	52,500	21.44	-	-
Exercised	(50,229)	3.37	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2007	390,850	$8.60	3.89 years	$586
Exercisable at December 31, 2007	285,850	$3.96	4.20 years	$1,755

A summary of the vesting of our stock options during the years ended December 31, 2007, 2006 and 2005 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2004	98,434	$2.05
Granted	-	-
Vested	(90,037)	2.10
Forfeited or expired	-	-
Nonvested at December 31, 2005	8,397	$1.54
Granted	52,500	4.76
Vested	(8,397)	1.54
Forfeited or expired	-	-
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at December 31, 2007	105,000	$4.78

The following table summarizes information about incentive stock options outstanding as of December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$1.30 - $2.16	69,457	3.13 Years	$1.66	69,457	$1.66
$2.81 - $3.89	188,830	4.40 Years	$3.69	188,830	$3.69
$7.26 - $12.70	27,563	5.56 Years	$11.61	27,563	$11.61
$21.06 - 21.44	105,000	3.02 Years	$21.25	-
	390,850	3.89 Years	$8.60	285,850	$3.96

Restricted Share Awards

We grant restricted share awards periodically for the benefit of employees and directors.  Restricted shares generally cliff vest after four years of service.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We recorded compensation expense relating to restricted share awards, which amounted to $1.4 million, $1.0 million, and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, we had $4.5 million of unamortized restricted shares, with a weighted average life to vest of 2.6 years, which are included in “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the change during the year ended December 31, 2007 is presented in the table below:

		Weighted-Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2006	224,344	$23.82
Granted	148,973	21.64
Forfeited	(40,923)	21.55
Vested	(33,928)	17.85
Outstanding at December 31, 2007	298,466	$23.72

Note #17 – Employee Stock Ownership Plan

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

To fund the purchase of shares of our common stock in the open market, the ESOP Trust initially secured a loan in the amount of $7.0 million with a third party bank which we guaranteed.  The ESOP loan, which bore a floating interest rate of 0.5% over the national prime rate, was scheduled to mature ten years after the date of initial advance.  During the fourth quarter of 2004, the ESOP Trust refinanced the ESOP loan with a new note with the same terms through the Company and paid off the note with the third party bank, therefore eliminating the loan payable balance on our financial statements.  We guarantee the outstanding balance of the ESOP loan, which is collateralized by the assets of the ESOP.  We may elect to pay debt service or trustee fees with the dividends paid on the unallocated shares owned by the ESOP.  Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid.

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock.  The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized $0.6 million of compensation expense for the release of ESOP shares for each of the years ended December 31, 2007 and 2006.

For purposes of EPS computations and in accordance with SOP 93-6, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released.  In December 2005 and 2006, the ESOP allocated 25,490 and 27,746 shares, respectively, to participants. During the year ended December 31, 2007, 5,296 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 49,776 allocated shares.  During 2007, the ESOP released 26,047 shares, respectively, in conjunction with paydowns of the ESOP loan, and in December 2007, 31,343 shares were allocated to participants.

As of December 31, 2007, 81,119 shares held by the ESOP had been allocated to participants.  The 231,781 unallocated shares represented 2.3% of the total number of common shares outstanding at December 31, 2007.  The fair value of unallocated ESOP shares as of December 31, 2007 was $2.3 million.

Note #18 – Registration Statements

On August 31, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC.  The shelf registration statement was declared effective on September 27, 2005.  As a result of our failure to file our Form 10-K for the year ended December 31, 2007 within the prescribed time period, we expect that we will not be eligible to use our existing registration statement on Form S-3 or any other registration statement on Form S-3 until we have filed of our periodic reports in a timely manner for a period of twelve months.

On December 15, 2005, we filed a registration statement on Form S-8 with the SEC to register shares of our common stock issuable under the 2005 Restricted Share Plan, 2004 Restricted Share Plan and 2003 Restricted Share Plan.

Note #19 – Perpetual Preferred Stock

On June 26, 2007, we sold 2.3 million shares of Series D Preferred Stock through a public stock offering. The Series D Preferred Stock was offered through a prospectus supplement pursuant to our effective shelf registration statement. The Series D Preferred Stock was issued at $10.00 per share for aggregate net proceeds of $22.0 million. We used the proceeds from this offering for working capital and for general corporate purposes. RBC Capital Markets Corporation acted as sole underwriter for the offering. The Series D Preferred Stock ranks equally to our Series C Preferred Stock and senior to our common stock and is not convertible into or exchangeable for any other of our properties or securities.

Each share of Series D Preferred Stock bears a fixed annual dividend rate of 7.50%. Cash dividends are payable on the 15th day of each March, June, September, and December of each year commencing on September 15, 2007 on a noncumulative basis.

The Series D Preferred Stock does not have a maturity date but may be redeemed at any time by us in whole or part on or after June 25, 2012 for cash at its $10.00 per share liquidation preference, plus any declared and unpaid dividends to the redemption date.  On August 20, 2007, the Series D Preferred Stock was listed on the AMEX and began trading under the symbol “VXC.PR.D”.

Note #20 – Dividends

We initiated a cash dividend program in 2003 through which we paid $0.08 per common share each quarter of 2007 and 2006. We paid $0.05, $0.06, $0.07 and $0.08 cash dividend per common share in February 2005, May 2005, September 2005 and December 2005, respectively. The total amount of cash dividends on common stock paid during the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $3.2 million and $2.4 million, respectively.

On May 23, 2007, we declared a 5% stock dividend issued on June 22, 2007 to shareholders of record as of June 8, 2007. We retroactively adjusted all share and per share data contained herein to reflect the 5% stock dividend.

Note #21 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  We believe, as of December 31, 2007, that we meet all capital adequacy requirements to which we are subject.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.  The following table also sets forth our actual regulatory capital amounts and ratios:

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital to risk-weighted assets:
Bank	$287,392	11.93%	$192,700	8.00%	$240,900	10.00%
Consolidated	$252,528	10.36%	$195,000	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$257,032	10.67%	$96,400	4.00%	$144,500	6.00%
Consolidated	$147,886	6.07%	$97,500	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$257,032	10.30%	$99,800	4.00%	$124,800	5.00%
Consolidated	$147,886	5.89%	$100,400	4.00%	N/A	N/A

As of December 31, 2006
Total capital to risk-weighted assets:
Bank	$266,813	12.17%	$175,400	8.00%	$219,200	10.00%
Consolidated	$227,164	10.34%	$175,800	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$245,728	11.20%	$87,800	4.00%	$131,600	6.00%
Consolidated	$137,386	6.25%	$87,900	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$245,728	11.41%	$86,100	4.00%	$107,700	5.00%
Consolidated	$137,386	6.36%	$86,400	4.00%	N/A	N/A

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

Note #22 – Employee and Director Benefit Plans

A.          Deferred Compensation Plan

We have a Nonqualified Deferred Compensation Plan for certain key management personnel (participants) which allows them to defer compensation which will then provide for certain payments at the benefit distribution date.  The plan provides for payments commencing upon retirement, death, participant termination or plan termination.  The plan also permits hardship withdrawals.  Participants immediately have a fully vested right to benefits attributable to deferrals and our contributions made under this plan.  We make matching contributions of participants’ deferrals of 25% to 100% to a maximum of 10% of the participant’s pre-tax annual base salary.  Our contribution, in the aggregate, for all participants will not exceed 4% of compensation of all of our employees.  The deferred compensation expense was $0.9 million, $0.4 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

B.          Defined Contribution Plan

We have a qualified defined contribution plan (401(k) Retirement Savings Plan) for all eligible employees.  Employees may contribute up to 100% of their compensation with a maximum of $15,500 for 2007.  We have a catch-up provision, which allows an additional annual employee contribution of $5,000 for any eligible employee who is at least 50 years old.  Our contribution to the plan is based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation.  Our matching contribution becomes vested immediately.  Our expense relating to this plan was $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

C.          Directors’ Deferred Compensation Plan

We have a Directors’ Deferred Compensation Plan which allows directors to defer board of directors’ fees and interest which will then provide for retirement benefits to be paid upon retirement, resignation, death, or disability.  We are under no obligation to make matching contributions to the plan.  During each of the years ended December 31, 2007, 2006 and 2005, $0.3 million, $0.3 million, and  $0.2 million, respectively, (inclusive of deferred board fees and interest at a rate equal to the national bank prime (at the first day of each calendar year) plus 2% fixed for the term of the calendar year) was expensed for this plan.

D.          Supplemental Executive Retirement Plan

We have a supplemental executive retirement plan, which will provide retirement benefits for our former chief executive officer, Steven Sensenbach, and some former Rancho Bank executives.  The benefits to be paid to Mr. Sensenbach amount to $75,000 per year for 15 years, and commenced in 2003.  Benefits to be paid to the former Rancho Bank executives will commence upon their retirement.  Benefits under this plan are fully vested upon participation.  During each of the years ended December 31, 2007, 2006 and 2005, $0.1 million was expensed for this plan.

Note # 23 – Stock Repurchase Program

In July 2002, we adopted a stock repurchase program in the initial amount of $2.0 million.  In each of December 2003, January 2005 and May 2005, we approved increases in our stock repurchase program of $5.0 million, and in October 2005 and August 2007, we announced additional $20.0 million increases to the program, for a total of $57.0 million.  Under the stock repurchase program, we have acquired our common stock in the open market.  The shares we repurchase under the stock repurchase program are held as authorized but unissued shares.  Our stock repurchase program does not have an expiration date.  During the year ended December 31, 2007, we purchased 729,750 shares on the open market under our stock repurchase program.  As of December 31, 2007, we had $19.8 million remaining for the repurchase of common stock shares under the stock repurchase program.

Note #24 – Restriction on Subsidiary Transactions

The Bank is subject to certain OCC regulations governing banks and federal laws which limit the Bank’s ability to provide funds to the Company as cash dividends.  The Bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total net income for that year combined with the retained net income for the two proceeding years.  Under this regulatory requirement, the Bank was not eligible at December 31, 2007 to pay additional dividends.  The Bank paid $18.0 million in dividends to the Company in 2007, $15.0 million in 2006 and $11.0 million in 2005.

Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings.  Under this regulatory requirement, the Bank was eligible as of December 31, 2007 to extend credit in the amount of $51.3 million to its affiliates.

Note #25 – Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2007, 2006 and 2005:

(Dollars in thousands)	2007	2006	2005
Other non-interest expense:
Data processing	$1,503	$1,064	$819
Marketing	928	1,253	1,103
Insurance and assessments	1,627	905	793
Administrative	772	602	535
Loan related	1,282	883	835
Other	1,093	1,220	889
Total other non-interest expense	$7,205	$5,927	$4,974

Note #26 – Income / (Loss) per Common and Common Equivalent Share

The following is a reconciliation of net income/(loss) and shares outstanding to the net income/(loss) and number of shares used to compute EPS.  All share and per share data have been adjusted to reflect the 5% stock dividend issued in June 2007.

(Dollars in thousands)	2007		2006		2005
	Income	Shares	Income	Shares	Income	Shares
Net (loss)/income, as reported	$(40,039)		$19,745		$18,911
Less: Preferred stock dividends declared	(1,735)		(900)		(540)
Shares outstanding at year-end		10,285,775		10,939,310		9,899,030
Unreleased and unallocated ESOP shares		(231,781)		(257,828)		(281,913)
Impact of weighting shares
issued during the year		486,934		(527,563)		159,653
Used in basic EPS	(41,774)	10,540,928	18,845	10,153,919	18,371	9,776,770
Dilutive effect of outstanding
stock options and warrants		-		340,049		454,516
Used in diluted EPS (1)	$(41,774)	10,540,928	$18,845	10,493,968	$18,371	10,231,286
______________

(1) In accordance with SFAS No. 128, due to the net loss, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

Note #27 – Fair Value of Financial Instruments

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

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2007 and 2006, respectively.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

(Dollars in thousands)	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$83,537	$83,537	$35,129	$35,129
Investment securities	177,321	177,321	217,907	217,907
FHLB and other stock	25,066	25,084	15,693	15,693
Loans, net of unearned income	2,127,498	2,107,892	1,902,244	1,896,692
Accrued interest receivable	11,834	11,834	11,577	11,577

Liabilities
Non-interest bearing deposits	$316,905	$316,905	$292,917	$292,917
Interest bearing deposits	1,618,747	1,620,140	1,513,496	1,512,818
Exchange balances	47,515	47,515	-	-
FHLB advances	175,000	177,729	126,000	125,827
Other borrowings	45,250	45,257	40,000	40,008
Subordinated debentures	5,000	5,002	5,000	5,000
Junior subordinated debentures	115,470	113,820	115,470	116,968
Accrued interest payable	4,320	4,320	4,121	4,121

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit and
standby letters of credit	$625,761	$6,258	$695,341	$6,953

We used the following methodologies and assumptions in the estimation fair value disclosures:

•	Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values due to the short-term nature of the assets.

•	Investment Securities

Fair values are based upon quoted market value since the investment portfolio is designated as available-for-sale.

•	Loans

Loan fair value was estimated using the discounted cash flow analysis, inclusive of loan instrument level details (e.g. repricing and maturity speeds, prepayment behavior). Discount rates are determined based on market interest rates currently being offered for credit facilities with similar terms to borrowers of similar credit quality. For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are expected to approximate its carrying value. Fixed rate loans, without repricing characteristics and generally longer term, may have fair value above or below its carrying value. The carrying amount of accrued interest receivable approximates its fair value.

•	Deposits

The fair value for certificates of deposit was estimated using the discounted cash flow analysis that applies discount rates equivalent to certificate of deposit interest rates currently being offered by the bank.  The carrying amount of accrued interest payable approximates fair value.  The fair values of the non-maturity deposits (i.e. interest and non-interest bearing checking, money market, saving) and exchange balances were determined to approximate their carrying value.

•	FHLB Advances

The fair value of the FHLB advances was determined by discounting cash flows at current market FHLB borrowing rates.  Putable advances were assumed to be held to maturity as part of this calculation.

•	Junior Subordinated Debentures and Subordinated Debt

The fair values of junior subordinated debentures and subordinated debt were estimated by discounting each instrument by the current 3-month LIBOR rate plus the current estimated market spread.  The fair value of junior subordinated debentures was determined assuming we will call them on the next callable date.

•	Off-Balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note #28 – Condensed Financial Information of Vineyard National Bancorp (Parent Company)

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2007	2006	2005
Assets
Cash and cash equivalents	$16,281	$12,822	$12,716
Investment in consolidated subsidiaries	256,359	285,748	191,961
Prepaid expenses	2,103	2,236	2,360
Goodwill	2,813	-	-
Other assets	5,671	5,637	7,526
Total Assets	$283,227	$306,443	$214,563

Liabilities
Accrued interest and other liabilities	$4,482	$2,913	$2,665
Debt payable	45,250	40,000	10,000
Subordinated debentures	5,000	5,000	5,000
Junior subordinated debentures	115,470	115,470	96,913
Total Liabilities	170,202	163,383	114,578

Stockholders' Equity
Preferred stock	31,615	9,665	9,665
Common stock	92,772	88,819	60,972
Additional paid-in capital	1,727	2,149	4,443
Retained (deficit)/earnings	(5,372)	52,105	36,454
Unallocated ESOP shares	(5,168)	(5,765)	(6,304)
Accumulated other comprehensive loss	(2,549)	(3,913)	(5,245)
Total Stockholders' Equity	113,025	143,060	99,985
Total Liabilities and Stockholders' Equity	$283,227	$306,443	$214,563

Condensed Statements of Income

(Dollars in thousands)	For the years ended December 31,
	2007	2006	2005
Income
Other income	$275	$253	$159
Total Income	275	253	159

Expenses
Interest expense	11,657	10,013	5,709
Salaries and benefits	2,735	2,441	2,111
Other	1,616	1,242	1,132
Allocated income tax benefit	(6,482)	(5,733)	(3,760)
Total Expenses	9,526	7,963	5,192

Loss Before Equity in Undistributed
Income/(Loss) of Subsidiaries	(9,251)	(7,710)	(5,033)

Equity in Undistributed (Loss)/Income of Subsidiaries	(30,788)	27,455	23,944

Net (Loss)/Income	$(40,039)	$19,745	$18,911

Condensed Statements of Cash Flows

(Dollars in thousands)	For the years ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net (Loss) / Income	$(40,039)	$19,745	$18,911
Adjustments to Reconcile Net (Loss) / Income
to Net Cash Used In Operating Activities
Restricted stock amortization	1,379	962	814
Share based compensation expense	149	27	-
Increase in other assets	(1,965)	(564)	(3,642)
Allocation of ESOP shares	564	647	724
Undistributed loss / (earnings) of subsidiaries	30,788	(27,455)	(23,944)
Increase in other liabilities	1,570	215	951
Net Cash Used In Operating Activities	(7,554)	(6,423)	(6,186)

Cash Flows From Investing Activities
Investment in Bank subsidiary	(18,000)	(80,000)	(36,000)
Cash paid for acquisition of Exchange Companies	(784)	-	-
Dividends received from Bank subsidiary	18,000	15,000	11,000
Net Cash Used In Investing Activities	(784)	(65,000)	(25,000)

Cash Flows From Financing Activities
Proceeds from issuance of junior subordinated debentures	-	18,000	25,000
Proceeds from issuance of common stock	-	30,287	-
Proceeds from issuance of preferred stock, net	21,950	-	9,665
Increase in other borrowings	5,250	30,000	10,000
Purchase of common stock	(10,428)	(2,779)	(14,364)
Tax benefit from exercise of non-qualified
stock options and timing differences	833	1,053	499
Purchase of restricted stock	(858)	(1,310)	-
Cash dividends paid	(5,112)	(4,061)	(2,770)
Cash paid in lieu of fractional shares	(18)	-	-
Cash received for disgorgement of short swing profit	11	-	-
Proceeds from exercise of additional investment rights	-	-	3,530
Proceeds from exercise of warrants	-	-	463
Proceeds from exercise of stock options	169	339	807
Net Cash Provided By Financing Activities	11,797	71,529	32,830

Net Increase in Cash and Cash Equivalents	3,459	106	1,644

Cash and Cash Equivalents, Beginning of Year	12,822	12,716	11,072

Cash and Cash Equivalents, End of Year	$16,281	$12,822	$12,716

Note #29 – Subsequent Events

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the OCC that, as a result of an examination, the Bank has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including prior approval of the OCC and FDIC.  This designation does not affect the Bank’s status as a well-capitalized institution.

On May 16, 2008, the FRB notified VNB that, as a result of an examination, it expects to designate VNB to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  Upon such designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB should not make payments to third parties, including, without limitation, dividend payments to the holders of its common stock and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval.

Dividend Restrictions

We have an accumulated deficit and do not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.  The banking agencies also have the authority to prohibit us from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks.  In this regard, we expect that FRB approval will now be required before we can pay dividends on our common stock or preferred stock.  See “Item 1. Business – Regulatory Actions.”  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit us from paying any dividends if the Bank is classified as “undercapitalized.”

Borrowing Line changes

On April 21, 2008, the FHLB decreased the Bank’s borrowing capacity on its secured borrowing line with the FHLB from 40% of the Bank’s assets to 30% of the Bank’s assets.  The amount that we borrow from the FHLB is limited by the amount of collateral that we pledge.  Although we do not have sufficient collateral to retain our prior borrowing limits based on the reduction in the advance percentage, because we did not rely on the maximum borrowing capacity under the old limits, our operations were not adversely affected by the decrease in borrowing capacity.

During May 2008, we were notified in writing by three lenders that our unsecured borrowing lines have been suspended.  The suspensions comprise $40.0 million in unsecured borrowing lines.  We have five remaining unsecured borrowing lines which comprise $91.7 million in aggregate borrowing capacity.

Line of Credit extension

At December 31, 2007, VNB had a $70.0 million secured line of credit with a correspondent bank.  The line of credit, which is secured by 100% of the Bank’s common stock, had an outstanding balance of $45.3 million and $40.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  VNB was granted a waiver of such financial covenant failures as of December 31, 2007.

Effective March 16, 2008, VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant failures through June 30, 2008.  In connection with the Agreement, VNB repaid $5.0 million of the outstanding balance plus a lender fee in an amount equal to 0.25% of the outstanding balance.  Although VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit, VNB will seek renewal of the line upon maturity, subject to lender approval.

The line of credit had an outstanding balance of $53.3 million at April 30, 2008.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.

New Operating lease

The Bank entered into a five-year operating lease for office space in Sherman Oaks effective February 1, 2008.  The Bank opened this office as an RFC at the end of March 2008.

Resignation of Chief Executive Officer

On January 23, 2008, Norman A. Morales agreed to resign as a director and his employment as President and Chief Executive Officer of VNB and the Bank was terminated.  In connection with such resignation and termination, we entered into an Agreement and Release with Mr. Morales dated January 23, 2008 (the “Agreement”), under which Mr. Morales received (a) a lump sum payment in the amount of One Million One Hundred Fifty Thousand Dollars ($1,150,000), (b) reimbursement of premiums incurred in continuing group health insurance coverage pursuant to COBRA through January 23, 2009, (c) any and all interest of VNB and the Bank in Mr. Morales’ country club membership, and (d) title to the vehicle currently leased by VNB on Mr. Morales’ behalf.  We have also agreed to use commercially reasonable best efforts to facilitate the transfer to Mr. Morales of our entire interest in the “key-man” term life insurance policies under which Mr. Morales is the insured party and we are the beneficiary.  Pursuant to the Agreement, Mr. Morales agreed to, among other things, provide us with consulting services for a period of one year, release any and all claims against us arising from or in any way related to his employment with us, and refrain from soliciting our customers and employees for a period of one year.  As a result of the Agreement, that certain Amended and Restated Employment Agreement dated April 9, 2007, by and among VNB, the Bank and Mr. Morales has been terminated.

Notification of Delisting

On April 2, 2008, we received a NASDAQ Staff Determination letter notifying us that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 constitutes a failure to satisfy the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14) and, therefore, trading in our common stock is subject to suspension and delisting unless we request an appeal of the determination.  We filed an appeal and a hearing before the NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) is scheduled on May 22, 2008 to review the determination.  Pending a decision by the NASDAQ Panel, our common stock will remain listed on NASDAQ.  While we believe the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 satisfies the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14), there can be no assurance that the NASDAQ Panel will grant our request for continued listing.

On April 2, 2008, we received a letter from AMEX notifying us that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 constitutes a failure to satisfy the requirements of Sections 134 and 1101 of the AMEX Company Guide and is a material violation of our listing agreement and, therefore, trading in our 7.5% Series D Noncumulative Preferred Stock is subject to suspension and delisting unless we submit a plan (“Plan”) to AMEX advising AMEX of action we have taken, or will take, that would bring us into compliance with Sections 134 and 1101 of the AMEX Company Guide.  Although we have submitted a Plan to AMEX, such Plan has not been accepted by the AMEX Listings Qualifications Panel as of the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.  While we believe the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 satisfies the filing requirements of Sections 134 and 1101 of the AMEX Company Guide, there can be no assurance that the AMEX Listings Qualifications Panel will grant our request for continued listing.

Note #30 – Selected Quarterly Data

	For the Year Ended December 31, 2007
(Dollars in thousands, except per share	First	Second	Third	Fourth
amounts)	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$45,149	$47,485	$48,685	$48,115	$189,434
Interest expense	22,656	24,115	24,368	24,784	95,923
Net interest income	22,493	23,370	24,317	23,331	93,511
Provision for loan losses	(1,200)	(500)	(1,000)	(35,700)	(38,400)
Net interest income/(loss) after provision
for loan losses	21,293	22,870	23,317	(12,369)	55,111
Non-interest income	1,202	1,462	691	1,225	4,580
Non-interest expense	13,127	14,174	14,715	57,750	99,766
Income/(loss) before income taxes	9,368	10,158	9,293	(68,894)	(40,075)
Income tax provision /(benefit)	3,859	4,156	3,822	(11,873)	(36)
Net income/(loss)	$5,509	$6,002	$5,471	$(57,021)	$(40,039)
Net income/(loss) per common share:
Basic	$0.49	$0.54	$0.46	$(5.64)	$(3.96)
Fully diluted	$0.48	$0.53	$0.45	$(5.64)	$(3.96)
______________

•	In accordance with SFAS No. 128, due to the net loss, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

	For the Year Ended December 31, 2006
(Dollars in thousands, except per share	First	Second	Third	Fourth
amounts)	Quarter	Quarter	Quarter	Quarter	Annual

Interest income	$34,247	$38,294	$40,926	$44,853	$158,320
Interest expense	15,496	17,948	19,733	22,053	75,230
Net interest income	18,751	20,346	21,193	22,800	83,090
Provision for loan losses	(1,200)	(700)	(1,175)	(1,050)	(4,125)
Net interest income after provision for
loan losses	17,551	19,646	20,018	21,750	78,965
Non-interest income	931	1,797	1,360	1,534	5,622
Non-interest expense	11,349	12,146	13,510	14,012	51,017
Income before income taxes	7,133	9,297	7,868	9,272	33,570
Income tax provision	2,972	3,857	3,214	3,782	13,825
Net income	$4,161	$5,440	$4,654	$5,490	$19,745
Net income per common share:
Basic	$0.43	$0.52	$0.42	$0.49	$1.86
Fully diluted	$0.41	$0.50	$0.40	$0.48	$1.80

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

There were no changes in the Company’s accountants, nor any disagreements with those accountants on accounting and financial disclosure during 2007.

ITEM 9A.Controls and Procedures

a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other processes, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As a result of the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.  Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In evaluating the effectiveness of our internal control over financial reporting, management used the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A “material weakness” is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses as of December 31, 2007:

1.
The Company did not maintain an effective control environment. Specifically, the control environment in several areas was not effective at ensuring that management’s philosophy and operating style promoted commitment and compliance with policies and procedures and the prevention or detection of the override of such policies and procedures.  This weakness resulted in non-compliance with or misinterpretation of policies that rendered or could have rendered adequately designed controls ineffective and contributed to the additional material weaknesses noted below.  Additionally, because the control environment influences the control consciousness of the Company’s people, and is the foundation of all other components of internal control over financial reporting, if uncorrected this material weakness may increase the risk of breakdowns in other internal control components in the future.

2.
The Company’s procedures for assessing financial reporting risks related to the loan portfolio did not effectively identify and assess whether changes in risks, such as those arising from the economic environment, impacted the effectiveness of or required changes in the Company’s existing policies and procedures. As a result, our policies and procedures related to the determination of the allowance for loan losses, including, policies and procedures related to collateral valuation and loss allocation, were not modified in response to the rapid decline in the Company’s lending markets and were therefore ineffective as of December 31, 2007.  These material weaknesses led to material errors in the Company’s preliminary 2007 financial statements.

3.
The Company did not maintain sufficient levels of appropriately qualified and trained accounting personnel to have effective procedures for the selection and application of appropriate accounting and disclosure policies. This material weakness led to inappropriate accounting treatment for non-routine or complex transactions which resulted in errors, including errors related to accounting for goodwill impairment in the preparation of the Company’s preliminary 2007 financial results.

4.
Management oversight and information security policies and procedures in place were inadequate to prevent a breach of information technology security policies by employees.  This gives rise to a material weakness in the ability to prevent potential security breaches by employees which could result in security lapses, inappropriate or unauthorized use, or illegal activities, or negative impacts to the accuracy and completeness of the Company’s financial reporting.

5.
Our policies, procedures and controls related to expense reimbursement were not effective to ensure consistent application of established policies or to detect or prevent unauthorized or potentially fraudulent transactions. This material weakness resulted in certain expenses being submitted through the accounts payable process that were not independently reviewed and approved in accordance with the Company’s policies.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2007, the internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

c) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

D)  Remediation of Material Weaknesses

The Company recognizes the material weaknesses identified under “Management’s Annual Report on Internal Control Over Financial Reporting” above and has determined that a number of preliminary actions are deemed necessary to address the aforementioned material weaknesses, including:

•
Addressing issues arising from management philosophy and operating style which led to the identified weaknesses and reestablishing, through internal communication, training (including training regarding the identification and elevation of control environment issues for corrective action) and monitoring, the appropriate level of control consciousness within the organization.

•	Enhancing audit procedures to aid in the early detection and remediation of potential future breakdowns in other control components which may arise as a result of management action.

•
Enhancing communication among internal audit, the Audit Committee of the Board of Directors and other areas of the Company to ensure that effective, timely and sufficient communication and enhanced oversight is provided on matters which impact the Company’s control environment and that control deficiencies are remediated in a timely manner to protect, preserve and promote a strong control environment.

•	Using external advisors to assist with monitoring and testing of the effectiveness of the Company’s risk mitigation efforts, including its procedures, controls and execution;

•
Hiring additional accounting personnel and/or engaging the services of qualified advisors with the requisite experience, skills and knowledge dictated by the level of transaction complexity and establishing a set of protocols and procedures for the involvement of such parties in the respective transactions;

•
Ensuring that senior accounting personnel, together with the Audit Committee of the Board of Directors and the Company’s accounting or tax advisors (as applicable), evaluate the selection and application of the proposed accounting treatment for non-routine or complex transactions prior to execution;

•
Enhancing the documentation of the processes and procedures employed, and providing appropriate employee training, to ensure that any accounting policies have been established or corrected to conform with U.S. GAAP, are consistently applied in the future;

•	Enhancing the Information Security Monitoring procedures and documentation by expanding the current reporting requirements related to various information technology systems;

•	Documenting the alert and report settings for the information technology systems to establish a baseline of security monitoring for periodic audit assessment;

•
Adapting policies, procedures, methodologies and software (as applicable) used in connection with the Information Security function to address identified and anticipated threats, changing business requirements, and other matters dictated by the Company’s operating environment;

•
Ensuring that our policies, procedures and controls related to expense reimbursement are consistently applied, that any ambiguities or gaps in the policies, procedures and controls are adequately addressed, and that the payment of such expenses are independently reviewed and approved by the parties holding proper authority;

•
Establishing an independent review process, with the oversight of the Audit Committee or its designee, to provide accounting personnel and other employees with a venue to address unauthorized or potentially fraudulent transactions; and

•
With the oversight of the Audit Committee, enhancing our process for the formal review of internal controls over financial reporting to ensure best practices are employed to comply with the SEC’s interpretive guidance and the criteria established in COSO for the five internal control elements (i.e. Control Environment, Risk Assessment, Control Activities, Information and Communication and Monitoring).

Although the Company’s controls effectively detected the breach of information security policies and there was no evidence to support a conclusion that company, employee or customer information was misappropriated or used illegally, upon identifying certain breaches in policy, we immediately instituted certain remedial actions which we believe will provide reasonable assurance that future breaches will be prevented or detected on a timely basis. Further, we commenced the implementation of the other remedial actions identified above during the first quarter of 2008, including the separation of senior officers who overrode the Company’s controls and negatively impacted the control environment.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vineyard National Bancorp:

We have audited Vineyard National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•	The Company’s control environment.

•	The Company’s risk assessment process and its policies and procedures to determine the valuation of the loan portfolio were not effective.

•	Ineffective process for the selection and application of accounting and disclosure policies.

•	Inadequate policies and procedures to prevent a breach of information technology security policies by employees.

•	Ineffective policies, procedures and controls for the detection or prevention of unauthorized or potentially fraudulent transactions related to expense reimbursement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vineyard National Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated May 19, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Costa Mesa, California
May 19, 2008

ITEM 9B. Other Information

None

PART III

ITEM 10.  Directors and Executive Officers and Corporate Governance

Directors of Vineyard National Bancorp

The following table identifies our directors and provides their respective ages and current positions with the Company as of May 13, 2008.  Each director was elected to our Board of Directors at our annual meeting of shareholders held in 2007 for a one-year term that will continue until our annual meeting of shareholders to be held in 2008 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal.  Biographical information for each of our directors is provided below.

Name	Age	Position	Director Since
James G. LeSieur	66	Chairman of the Board and Interim Chief Executive Officer	2004
Frank S. Alvarez	73	Director	1988
David A. Buxbaum	63	Director	2004
Charles L. Keagle	68	Director	1998
Dr. Robb D. Quincey	47	Lead Director	2006
Joel H. Ravitz	62	Director	1988

James G. LeSieur, 66, has served as a Director of the Company since 2004, as a Director of the Bank since 2005 and as Chairman of the Board since January 2007. Mr. LeSieur is currently serving as the interim Chief Executive Officer (“CEO”), following the resignation of Mr. Norman Morales as a director and the termination of his employment on January 23, 2008.  Mr. LeSieur serves as a member of the board for the Lennar Charitable Housing Foundation and Banker Benefits, a subsidiary of the California Bankers Association. Previously, Mr. LeSieur served as the Director of the Ralph W. Leatherby Center for Entrepreneurship and Business Ethics at Chapman University, and was on the board for the Orange County affiliate of Habitat for Humanity, where he also served two terms as Chairman.  Prior to his appointment as a Director of the Company in December 2004, Mr. LeSieur served as the President and Chief Executive Officer of Sunwest Bank and a director for the parent company of Sunwest Bank, West Coast Bancorp.  Prior to Sunwest Bank, Mr. LeSieur served as a management consultant for Arthur Young & Company.

Frank S. Alvarez, 73, has served as a Director of the Company since its inception in 1988 and a Director of the Bank since its inception in 1981.  Mr. Alvarez served as the Chairman of the Board from January 2000 through December 2006.  Mr. Alvarez is a retired certified public accountant, formerly with the accounting firm of Bowen McBeth, Inc.  Mr. Alvarez also serves on the Board of Directors of Casa Colina Rehabilitation Hospital in Pomona, California.

David A. Buxbaum, 63, has served as a Director of the Company and the Bank since 2004. Mr. Buxbaum is one of the three founders of the Bank in 1981. Mr. Buxbaum is an attorney at the law firm of Buxbaum and Chakmak, which he co-founded in 1970. Mr. Buxbaum has served on the City of Claremont Commission for 13 years, including chairman of the Planning Commission and as a member of the Architecture Commission. Mr. Buxbaum has also served as a member of the Board of Trustees of the Gould Foundation at Claremont McKenna College for almost 20 years.  Mr. Buxbaum is a licensed California Real Estate Broker. Mr. Buxbaum also serves as an instructor in the business department (Finance, Real Estate and Law) at California Polytechnic University, Pomona.

Charles L. Keagle, 68, has served as a Director of the Company and the Bank since 1998. Mr. Keagle is a founding organizer and Director of the Bank.  Mr. Keagle is the founding owner, Chairman and CEO of The C & C Organization, which operates restaurants in Southern California known as BlackWood American Grill, The Cask ‘n Cleaver and The Sycamore Inn.  In addition to his community service involvement, Mr. Keagle is a member of the Board of Directors of The California Restaurant Association and The Board of Advisors of the Collins School of Hospitality Management at Cal Poly Pomona.

Dr. Robb D. Quincey, 47, has served as a Director of the Company and the Bank since October 2006. Dr. Quincey has more than 20 years of management experience in the business and public sector.  Currently, Dr. Quincey serves as City Manager for the city of Upland, California.  Prior to his service to the city of Upland, Dr. Quincey served the city of Hesperia, California, as city manager for 5 years. Dr. Quincey also served as CEO for the Inland Empire Utilities Agency, becoming a local advocate for development opportunities in California. Dr. Quincey previously served as president of the board for the Monte Vista Water District for more than 13 years. Dr. Quincey received his Doctorate in public administration with an emphasis in economics and organization development from the University of La Verne in 1987.  Dr. Quincey completed post-doctorate education at Harvard University, Stanford University and University of California, Berkeley.

Joel H. Ravitz, 62, has served as a Director of the Company since 1988 and a Director of the Bank since 1983. Mr. Ravitz is Chairman of the Board and CEO of Quincy Cass Associates, Inc., a Los Angeles-based securities broker dealer and a member of FINRA (formerly NASD), as well as QCA Capital Management, Inc., a registered investment advisor.   Mr. Ravitz has held these positions for more than ten years.  Mr. Ravitz is a past member of the NASD District #2 Committee (2001 through 2004) and has been a member of the NASD Consultative Committee and the District #2 Nominating Committee.  Mr. Ravitz is a past President and serves as Vice President and a Director of Therapeutic Living Centers for the Blind, a non-profit corporation, and is a member of Town Hall of California.

Executive Officers of Vineyard National Bancorp

The following table identifies our executive officers and provides their respective ages and current positions with the Company as of May 13, 2008.  Biographical information for each such person, is provided below other than James G. LeSieur, whose biographical information is provided above under the heading “Directors of Vineyard National Bancorp.”

Name	Age	Position
James G. LeSieur	66	Chairman of the Board and Interim Chief Executive Officer
Maureen Clark	48	Senior Vice President and Chief Information Officer
Lucilio Couto	38	Senior Vice President and Chief Risk Officer
Karyn Elkington	54	Senior Vice President and Chief Culture Officer
Gordon Fong	41	Executive Vice President and Chief Financial Officer
Richard Hagan	55	Executive Vice President and Chief Credit Officer
Donald Pelgrim	46	Executive Vice President, Chief Administrative Officer and Secretary
J. Chris Walsh	49	Executive Vice President and Chief Banking Officer

Maureen Clark, age 48, was hired in December 2007 as Senior Vice President and Chief Information Officer of the Company and the Bank.  Prior to joining the Bank, Ms. Clark served as Senior Vice President and Chief Information Officer at Jackson Federal Bank, from 1999 to 2004.  Upon acquisition of Jackson Federal Bank by Union Bank of California in 2004, Ms. Clark managed merger integration activities and system transitions from 2004 to 2005.  Ms. Clark took a sabbatical from 2005 through 2007.  With over twenty years of experience in financial services and information technology, Ms. Clark has an extensive background in project management, and the development and implementation of institutional technology strategies and policies.

Lucilio Couto, age, 38, is Senior Vice President and Chief Risk Officer of the Company and the Bank.  Mr. Couto was appointed in July 2007.  Mr. Couto is responsible for enterprise risk management, information security, consumer compliance (CRA/BSA) and general regulatory issues. Prior to joining the Bank, Mr. Couto spent over 15 years working for the Federal Deposit Insurance Corporation (FDIC) from August 1991 to July 2007.  Most recently he served as Senior Risk Management Examiner, with expertise in risk management, regulatory compliance, credit analysis and financial statement analysis.

Karyn Elkington, age 54, is Senior Vice President and Chief Culture Officer of the Company and the Bank. Ms. Elkington has been with the Bank since January 2005.  Ms. Elkington has over 25 years of Human Resources expertise in areas such as employee relations, strategic recruitment, performance management, compensation/salary administration, incentive programs, and human resources information systems all within the financial services and banking industry. Prior to joining the Bank, Ms. Elkington served as the Senior Vice President and Human Resources Director at the Geneva Companies/Citigroup from November 1999 to January 2005.

Gordon Fong, age 41, is Executive Vice President and Chief Financial Officer of the Company and the Bank.  Mr. Fong joined the Bank in June 2002.  Prior to joining the Bank, Mr. Fong was the Senior Vice President and Chief Financial Officer of First Coastal Bank in El Segundo, California, from September 1997 to December 2001.  Mr. Fong began his career at Deloitte & Touche, LLP. Mr. Fong is also a certified public accountant.

Richard Hagan, age 55, is Executive Vice President and Chief Credit Officer of the Company and the Bank.  Mr. Hagan joined the Bank in December 2000 and has served as Chief Credit Officer since February 2001.  In August 2002, Mr. Hagan was appointed as Secretary of the Bank and the Company, and served as Secretary until 2007.  Mr. Hagan previously served as Credit Administrator of Manufacturers Bank in Los Angeles, California, from October 1997 to January 2000.  Mr. Hagan served as Senior Credit Administrator of Southern California Bank in La Mirada, California, from March 1993 to October 1997.  Mr. Hagan has 25 years of community-based banking experience and has served in various management positions throughout his career.

Donald Pelgrim, age 46, is Executive Vice President and Chief Administrative Officer of the Company and the Bank.  Mr. Pelgrim is also the Secretary of the Company and the Bank.  Mr. Pelgrim has been with the Bank since October 2004.  Before joining the Bank, Mr. Pelgrim worked as an attorney in private practice for approximately six years and was with the law firm of Rutan and Tucker LLP from 2003 to October 2004 prior to joining the Company.  As an attorney and banker, Mr. Pelgrim brings over twenty years of financial sector experience to the Bank.  As Executive Vice President and Chief Administrative Officer, Mr. Pelgrim oversees corporate services, legal engagements, marketing and sales support, strategic planning and strategic partnering.

J. Chris Walsh, age 49, is Executive Vice President and Chief Banking Officer of the Company and the Bank.  Mr. Walsh joined the Bank in October 2006.  Mr. Walsh is responsible for overseeing and expanding each of the Bank’s focuses in existing and new markets related to community banking, cash management services, business and commercial banking, operation services, entrepreneur services and community services.   Prior to joining the Bank, Mr. Walsh was the Executive Vice President and head of relationship banking at Commercial Capital Bank, a $5 billion institution with over 20 banking offices in California.  Mr. Walsh brings over 25 years of banking experience in southern California.  Starting his career with Security Pacific National Bank, he has held senior management positions with Bank of California, U.S. Trust, California Bank & Trust and was the president of Sunwest Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and executive officers and persons holding more than ten percent of the outstanding shares of any class are required to report their ownership of shares and changes in such ownership to the SEC and the Company.  Based solely on its review of the copies of such reports, the Company believes that, for the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders were complied with on a timely basis, with the following exceptions: (i) Frank Alvarez filed a Form 4 on May 3, 2007 that was due on June 12, 2006 to disclose the transfer of 2,135 shares to minor grandchildren; (ii) David Buxbaum filed a Form 4 on February 15, 2007 that was due on February 8, 2007 to disclose the transfer of 23,900 shares due to dissolution of marriage; (iii) Robb Quincey filed a Form 4 on August 10, 2007 that was due on August 2, 2007 to disclose the purchase of 525 shares; and (iv) Charles Keagle filed a Form 4 on January 25, 2008 that was due on December 14, 2007 to disclose the acquisition of 1,606 shares through an automatic dividend reinvestment program.

Code of Ethics

The Company has adopted a Code of Conduct & Ethics Policy that applies to its executive officers. The Code of Conduct & Ethics Policy is available on the Company’s Investor Relations website at www.vnbcstock.com under corporate governance documents. A copy of the Code of Conduct & Ethics Policy is filed as an exhibit with this Annual Report.

Audit Committee

The Company’s Audit Committee is chaired by Mr. Alvarez, and composed of Messrs. Alvarez, Keagle and Quincey.  The Board has determined that Mr. Alvarez qualifies as an “Audit Committee financial expert” under the regulations promulgated by the SEC and as “independent,” as independence for audit committee members is defined by the applicable rules and regulations of The NASDAQ Global Select Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (“CD&A”) describes the compensation philosophy and objectives the Company, and the processes and procedures of the Board of Directors and Compensation Committee with respect to the compensation earned by our CEO, Chief Financial Officer and our three other most highly compensated executive officers, as named in the “Summary Compensation Table” below.  We refer to all of these officers as named executive officers, (“NEOs”).  Although the compensation programs discussed below are applicable to other executives of the Company, this CD&A focuses primarily on the NEOs.

Compensation Philosophy and Objectives

The Company believes that the most effective executive compensation program is one that is aligned with achievement of its specific annual, long-term and strategic goals.  The Company intends for its compensation program to align executives’ interests with those of the shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value.  The Company evaluates both performance and compensation to ensure that it maintains its ability to attract and retain employees in key positions, and to ensure that compensation provided to key employees keeps these employees focused on franchise value creation.  To that end, the Company believes its executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Compensation Committee (the “Committee”) makes all compensation decisions with respect to the NEOs.  The CEO consistently reviews the performance of each NEO (other than the CEO, whose performance is reviewed by the Committee). Periodic recommendations based on the CEOs reviews, including recommendations on salary adjustments and annual award amounts, are presented to the Committee. The Committee then exercises its discretion and modifies any recommended adjustments or awards to NEOs, to align any such adjustment or award with the overall compensation philosophies of the Company.  The Committee is solely responsible for reviewing the CEOs performance with the input provided by other Board members, and is also solely responsible for the annual review and adjustment of the CEOs compensation.

Setting Executive Compensation

Based on the foregoing objectives, the Company has structured its executive compensation to motivate executives to achieve the business goals set by the Company, and to reward the executives for achieving such goals.

In 2007, though the Committee did not maintain a specific compensation peer group, it frequently reviewed the executive compensation of financial institutions with comparable asset size in the California region.  This compensation data was used for subjective review and confirmation of the reasonableness of the compensation paid to the NEOs.  The data also provided the Committee with valid information concerning market pay practices with respect to the pay mix among base salary, annual bonus and long-term incentives.  The Committee may diverge from the data reviewed to recognize exceptional talent and meet local market conditions, and may provide other benefits to recruit, retain and motivate highly qualified executives.

Administration of the Company’s Compensation Program

The Company monitors its compensation program through the Committee.  The Committee ensures that the total compensation paid to the Company’s NEOs is appropriate given the Company’s compensation goals and philosophies, as well as the skill sets and abilities of each individual recipient.  The Company, through the Committee, endeavors to ensure that each NEOs compensation and benefits are appropriate as compared to similar executive officers within the banking industry.

The Committee’s responsibilities are discussed in detail in its charter.  Among other duties, the Committee has the responsibility to:

▪	establish the base salary, incentive compensation and any other compensation for the Company’s CEO;

▪	review and approve the base salary, incentive compensation and other compensation for the other executive officers in consultation with the Company’s CEO;

▪	perform other functions or duties deemed appropriate by the Board; and

▪	monitor the Company’s management incentive and equity-based compensation plans, retirement and benefit plans and discharge the duties imposed on the Committee by the terms of those plans.

Compensation decisions for the executive management team, which includes the Company’s NEOs, executive officers, and the non-employee Directors, are made by the Committee.

Upon request of the Committee, the Chairman of the Board, the CEO, the Chief Culture Officer, the Chief Administrative Officer, and the Director of Human Resources may also attend Committee meetings. The Committee’s Chairman reports the Committee’s recommendations on executive compensation to the Board. The Company’s Human Resources department supports the Committee in its duties and, along with the CEO, may be delegated authority to fulfill certain administrative duties regarding the compensation programs.

Elements of 2007 Executive Compensation

For the fiscal year ended December 31, 2007, the principal elements of compensation for the NEOs were:
▪	base salary;

▪	performance-based incentive compensation including cash (short term) and equity (long term);

▪	other equity (non-incentive related) compensation; retirement and other benefits; and

▪	perquisites and other personal benefits.

Base Salary

The Company provides NEOs with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for NEOs are determined by using market assessments and internal evaluations for each executive based on his or her position, experience, anticipated contributions and responsibilities.

As part of its review of base salaries for executives, the Committee primarily considers:

▪	market data provided by public proxy information which may be confirmed or reviewed by independent sources;

▪	internal review of the executive’s compensation, both individually and relative to other officers;

▪	scope of the roles, duties and responsibilities of the executive and the impact these duties have on the Company; and

▪	individual performance of the executive.

Salary levels are typically reviewed bi-annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Incentive Compensation

The Company’s performance-based incentive compensation program is designed to provide cash (short-term) and equity-based (long-term) incentive compensation to encourage the growth of shareholder value, promote high performance and achievement of corporate goals by executive management and key employees and allow key employees to participate as an equity shareholder in the long-term growth and profitability of the Company.

The cash portion of the incentive compensation is intended to reward the implementation of shorter-term operating initiatives, which generally produce the current year operating earnings, and the equity portion is intended to reward the creation of long-term shareholder value over a three to four year horizon.

The allocation between cash and equity incentive compensation paid to each NEO depends on the NEOs role and performance within the Company.  For fiscal year 2007, the cash allocation portion of the Company’s performance based incentive compensation was based upon a percentage of Return on Average Common Equity (“ROACE”) and the individual’s base salary.  As discussed below, the equity allocation of this compensation is based upon a percentage of the cash portion.

NEOs are awarded a cash incentive based on the Company’s ROACE for the annual measurement period. Each participant receives a cash award based on a range of 0.25 to 2.0 times the ROACE, multiplied by their respective base salary. The determination of the percentage by which the ROACE is multiplied is determined by comparing the Company’s final operating results with its operating plan targets, and determining whether the final operating results “generally mostly met,” “generally met” or “generally mostly exceeded” the Company’s operating plan targets.  We believe that disclosure of the specific operating targets would provide our competitors with information about certain elements of our strategic plan that could negatively impact our competitiveness in the marketplace and limit our ability to achieve the company’s financial objectives. Moreover, we also believe that such disclosure would provide our competitors with confidential information about our compensation programs that may enable the effective recruitment of certain key executives.  If the Company “generally mostly met” its operating plan targets, the ROACE is multiplied by between 0.25 and 0.75.  If the Company “generally met” its operating plan targets, the ROACE is multiplied by between 0.75 and 1.0. If the Company “generally mostly exceeded” its operating plan targets, the ROACE is multiplied by between 1.0 and 2.0.  In addition, the Committee retains the discretion to adjust an executive officer’s incentive compensation amount (cash and equity) to reflect elements of the executive’s performance that may not have been reflected in the ROACE.

For 2007, if the Company had “generally mostly met” its operating objectives, it would have multiplied the ROACE by 0.50 and the cash portion of the performance-based incentive for the NEOs would have ranged from 25 percent to 80 percent of total compensation.

For the 2007 fiscal year, the Company “did not meet” its operating objectives therefore no cash awards were granted to the NEOs, with the exception of the cash incentive award paid to Mr. Cain as disclosed in the “Summary Compensation Table” set forth below.  Mr. Cain’s offer of employment stated that Mr. Cain would receive a minimum of $250,000 for fiscal year 2007, to be paid quarterly, based on production and an additional minimum of $50,000 to be paid in early 2008 as part of the executive management annual incentive for fiscal 2007. As of May 12, 2008, Mr. Cain’s employment has been terminated

The equity-based component to the annual performance-based incentive compensation was established to align the NEOs with longer-term franchise and shareholder value creation, and to recognize the achievement of individual qualitative performance objectives.  Equity awards are granted to participating individuals, including NEOs, based on the cash awards earned through the ROACE calculation identified above. Although the equity payout is based on the cash awards earned by each individual, the plan is discretionary and the Committee retains the discretion to adjust an executive officer’s equity compensation amount to reflect elements of the executive’s performance that may not have been reflected in the ROACE cash payment.

As identified above, for the fiscal year 2007, the Company “did not meet” its operating objectives therefore, no equity awards were granted to any of the NEOs.

Other Equity Compensation

The Company also utilizes equity compensation to:

▪	enhance the link between the creation of shareholder value and long-term executive compensation;

▪	provide an opportunity for increased equity ownership by executives;

▪	maintain competitive levels of total compensation (relating to base compensation as well as incentive compensation); and

▪	retain employees.

Under the equity-based programs, the Committee may grant participants shares of the Company’s Common Stock, restricted stock, share units, stock options, stock appreciation rights, and incentive Awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. Further, the Committee has the discretion to increase or decrease the amount of any performance based awards. To date, no such adjustments have been deemed necessary.  Some of the factors the Committee considers in making such adjustments include: (i) failure to achieve individual designated performance goals; (ii) exceeding individual designated performance goals; (iii) the Company’s financial performance and other performance based factors. Awards of restricted shares or share units generally cliff vest after four years from the date of the grant. Awards of restricted shares or share units to individuals subject to Section 16 of the Exchange Act require the approval of the Committee.

Subject to certain exceptions set forth below, the Company typically issues restricted stock grants to its NEOs and other executive officers once a year following the disclosure of year-end operating results on Form 8-K. These grants are based on each executive officer’s contribution and performance during the previous year as recommended for approval to the Committee by the CEO. Restricted stock grants may also be issued to select new employees as part of their initial compensation package, and such grants are traditionally issued on the date of hire.

Retirement and Other Benefits

The Company has established and maintains a Non-Qualified Deferred Compensation Plan for certain members of management, which includes NEOs, permitting such individuals to defer base salary and cash incentive compensation which is later paid out at the benefit distribution date.  This plan provides for payments commencing upon retirement, death, participant termination or plan termination.  Participants in this plan always have a fully vested right to benefits attributable to deferrals and Company contributions made under the plan.  The Company’s match for all NEOs is dollar for dollar up to 10% of annual base salary.  The Company’s contribution, in the aggregate, for all participants cannot exceed 4% of the total compensation of all Company employees.  As this is a non-qualified plan, the participants are not limited to the amount in which they can defer annually on an individual basis; potentially each NEO could contribute 100% of their base salary and annual incentive award to this plan each year. Additional information with respect to each NEOs contribution to this Non-Qualified Deferred Compensation Plan and the Company’s matching contribution appears in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” set forth below, and also in the “Non-Qualified Deferred Compensation Table” set forth below.

In addition, the Company has a 401(k) Plan for all eligible employees.  For the fiscal year 2007, employees could contribute between 1% and 100% of their compensation, up to a maximum of $15,500, to this plan.  The Company’s contributions to the plan are based upon an amount equal to 50% of each participant’s eligible contribution for the plan year not to exceed 6% of the employee’s compensation.  The Company’s matching contributions vest immediately.  Additional information with respect to each NEOs contribution to the 401(k) Plan and the Company’s matching contribution thereto appears in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” set forth below.

The Company covers the costs of all health benefits provided to NEOs while such persons are employed by the Company or the Bank.  The health benefits generally include medical, dental and vision benefits.  Additional information with respect to the cost of benefits provided to the NEOs appears in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” set forth below.

The Company also has an ESOP in which all employees are eligible to participate. Additional information with respect to the Company’s contribution provided to the NEOs appears in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” set forth below.

Perquisites and Other Personal Benefits

The Company provides perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation objectives of attracting and retaining superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to NEOs.

Perquisites provided for NEOs may include, but are not limited to, the use of Company automobiles, automobile allowances, travel and transportation accommodations, entertainment expenses, participation in the plans and programs described above and the use of administrative assistant services for personal matters.

Attributed costs of the perquisites received by NEOs for the fiscal year 2006 and 2007 are included in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” set forth below.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). Based on the reviews and discussions referred to above, we recommend to the Board that the Compensation Discussion and Analysis referred to above be included in the Annual Report.

The Compensation Committee
David A. Buxbaum (Chair)
Charles L. Keagle
Joel H. Ravitz
Robb D. Quincey

Summary Compensation Table

The following table includes information concerning compensation for the two year period ended December 31, 2007 for the NEOs.  The compensation for the NEOs is paid by the Bank, except that a portion of Mr. Morales’s incentive compensation was paid by the Company.  None of the other NEOs receive separate compensation from the Company; however the Company reimburses the Bank for a portion of the NEOs compensation based upon estimated time spent on Company-related matters.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year		Salary (1)	Bonus	Awards (2)	Awards (3)	Compensation (4)	Compensation		Total

Norman A. Morales	2007		$475,000	-	-	$149,196	-	$191,727	(5)	$815,923
Former President	2006		$468,269	-	-	$13,898	$285,000	$148,760	(5)	$915,927
and Chief Executive Officer
Gordon Fong	2007		$235,000	-	$138,318	-	-	$62,134	(6)	$435,452
Executive Vice President	2006		$210,000	-	$165,243	-	$20,000	$51,593	(6)	$446,836
and Chief Financial Officer						-
Richard Hagan	2007		$237,500	-	$88,907	-	-	$58,243	(7)	$384,650
Executive Vice President	2006		$220,000	-	$117,886	-	$20,000	$65,122	(7)	$423,008
and Chief Credit Officer						-
Donald Pelgrim	2007		$237,500	-	$141,115	-	-	$58,852	(8)	$437,467
Executive Vice President	2006		$167,500	-	$50,596	-	$20,000	$33,826	(8)	$271,922
and Chief Administrative Officer						-
Michael Cain	2007		$234,231	-	$66,101	-	$300,000	$58,114	(9)	$658,446
Former Executive Vice President	2006	(10)	-	-	-	-	-	-		$-
and Chief Lending Officer

_____________
 * All option and restricted stock grant amounts have been updated to reflect the 5% stock dividend issued in June 2007.

(1)
Reflects the amounts actually earned by the NEOs during the fiscal year, which may not necessarily reflect the annual base salary for such NEO for the fiscal year due to increases to base pay during the year.  In connection with Mr. Pelgrim’s promotion to Executive Vice President in November 2006, his annual base salary was increased to $225,000.  In July 2007 each of Mssrs. Fong, Hagan and Pelgrim received a salary increase bringing each of their respective base salaries to $250,000.  Mr. Cain’s employment commenced in March 2007, with a base salary of $300,000.

(2)
Amounts represent 2007 and 2006 expense recognized for all equity awards as calculated in accordance with SFAS No. 123R. See Note 16 of the consolidated financial statements included herein regarding assumptions underlying valuation of equity awards.

(3)
This amount reflects stock option expense relating to awards granted on October 30, 2006 and March 19, 2007 pursuant to Mr. Morales’ Employment Agreement.  The stock options had an exercise price of $21.06 and $21.44, respectively (which is equal to the closing price of the Company’s Common Stock on the date of grant). They would have vested three years from the date of grant and expired four years from the date of grant. The dollar amounts expensed for these awards were calculated in accordance with SFAS No. 123R. See Note 16 of the consolidated financial statements included herein regarding assumptions underlying valuation of equity awards.

(4)	These amounts represent non-equity cash incentive awards earned in 2006 and 2007 though paid in 2007 and 2008 in accordance with the Company’s performance-based incentive compensation program.

(5)
Includes for 2006: (i) automobile and gasoline allowance in the amount of $28,877; (ii) health benefits paid by the Company in the amount of $15,903; and (iii) perquisites consisting of Company paid disability insurance premium of $4,792, transportation and travel expense (including spouse travel) of $30,058, personal entertainment expense of $6,065, director annual commitment for membership on business council of $22,917, and three club membership dues totaling $40,148.  For 2007: (i) automobile and gasoline allowance in the amount of $98,959; (ii) health benefits paid by the Company in the amount of $18,440; and (iii) perquisites consisting of Company paid disability insurance premium of $4,792, transportation and travel expense (including spouse travel) of $10,671, personal entertainment expense of $10,278, and three club membership dues totaling $48,587.

(6)
Includes for 2006: (i) automobile and gasoline allowance in the amount of $11,759; (ii) $7,724 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2006; (iii) health benefits paid by the Company in the amount of $4,610; (iv) $7,500 allocated to Mr. Fong pursuant to the Company’s 401(k) Plan; and (v) $20,000 allocated to Mr. Fong pursuant to the Company’s Non-Qualified Deferred Compensation Plan. For 2007:(i) automobile and gasoline allowance in the amount of $21,427; (ii) $8,388 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2007; (iii) health benefits paid by the Company in the amount of $5,315; (iv) $7,294 allocated to Mr. Fong pursuant to the Company’s 401(k) Plan; and (v) $19,710 allocated to Mr. Fong pursuant to the Company’s Non-Qualified Deferred Compensation Plan

(7)
Includes for 2006: (i) automobile and gasoline allowance in the amount of $18,567; (ii) $5,234 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2006; (iii) health benefits paid by the Company in the amount of $11,789; (iv) $7,532 allocated to Mr. Hagan pursuant to the Company’s 401(k) Plan; and (v) $22,000 allocated to Mr. Hagan pursuant to the Company’s Non-Qualified Deferred Compensation Plan.  For 2007: (i) automobile and gasoline allowance in the amount of $20,092; (ii) $3,962 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2007; (iii) health benefits paid by the Company in the amount of $11,860; (iv) $8,329 allocated to Mr. Hagan pursuant to the Company’s 401(k) Plan; and (v) $14,000 allocated to Mr. Hagan pursuant to the Company’s Non-Qualified Deferred Compensation Plan.

(8)
Includes for 2006: (i) automobile allowance in the amount of $8,050; (ii) $2,400 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2006; (iii) health benefits paid by the Company in the amount of $7,443; (iv) $5,166 allocated to Mr. Pelgrim pursuant to the Company’s 401(k) Plan, and (v) $10,767 allocated to Mr. Pelgrim pursuant to the Company’s Non-Qualified Deferred Compensation Plan.  For 2007: (i) automobile allowance in the amount of $10,675; (ii) $6,001 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2007; (iii) health benefits paid by the Company in the amount of $11,860; (iv) $5,316 allocated to Mr. Pelgrim pursuant to the Company’s 401(k) Plan, and (v) $25,000 allocated to Mr. Pelgrim pursuant to the Company’s Non-Qualified Deferred Compensation Plan.

(9)
Includes: (i) automobile allowance in the amount of $12,391; (ii) $3,603 in cash dividends paid on restricted stock grants at $0.08 per share, paid in March, June, September and December 2007; (ii) health benefits paid by the Company in the amount of $11,820; (iii) $6,300 allocated to Mr. Cain pursuant to the Company’s 401(k) Plan, and (iv) $24,000 allocated to Mr. Cain pursuant to the Company’s Non-Qualified Deferred Compensation Plan.

(10)	Mr. Cain’s employment commenced in March 2007. Subsequently, Mr. Cain’s employment has been terminated as of May 12, 2008.

Grants of Plan-Based Awards Table

	Grant	Estimated FuturePayouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date	Threshold	Target	Max	Threshold	Target	Max	Units (3)	Options	Awards	Awards(4)
Norman A. Morales(1)	-	$-	$570,000	$570,000	-	-	-	-	-	-	-
	3/19/2007	-	-	-	-	-	-	-	52,500	$21.44	-

Gordon Fong(2)	3/7/2007	-	-	-	-	3,151	-	-	-	-	$73,539
	-	$11,000	$88,000	$88,000	-	-	-	-	-	-	-

Richard Hagan (2)	3/7/2007	-	-	-	-	2,940	-	-	-	-	$68,636
	-	$11,250	$90,000	$90,000	-	-	-	-	-	-	-

Donald Pelgrim(2)	3/7/2007	-	-	-	-	4,200	-	-	-	-	$98,052
	-	$11,250	$90,000	$90,000	-	-	-	-	-	-	-

Michael Cain(2)	3/7/2007	-	-	-	-	-	-	13,933	-	-	$317,286
	-	-	$300,000	-	-	-	-	-	-	-	-
_____________

(1)
Pursuant to Mr. Morales' Employment Agreement, Mr. Morales was entitled to receive an incentive bonus based on the Company's financial performance.  The amounts payable under the incentive compensation plan for calendar year 2006 were determined by a formula based on the Company's ROACE.  For calendar years 2007, 2008 and 2009, the amounts payable under the incentive compensation plan would have been determined by a formula based on both the Company’s ROACE and the Company’s EPS growth. This incentive payout could have ranged between zero and 120% of Mr. Morales' base salary, with a maximum payout of $570,000.  As disclosed in the “Summary Compensation Table”, Mr. Morales received a non-equity incentive award of $285,000 based on the Company's ROACE of approximately 16.8% for fiscal year 2006. Mr. Morales did not receive a non-equity incentive award for fiscal year 2007.  In addition, under the terms of the previous Employment Agreement Mr. Morales was entitled to receive stock option awards.  Stock option awards to acquire 52,500 shares of Common Stock were granted on October 30, 2006 and March 19, 2007, respectively.  The stock options had an exercise price of $21.06 and $21.44, respectively (which is equal to the closing price of the Company’s Common Stock on the date of grant). The stock options would have vested three years from the date of grant and would have expired four years from the date of grant. The dollar amount recognized for this award was calculated in accordance with SFAS No. 123R. See Note 16 of the consolidated financial statements included herein regarding assumptions underlying valuation of equity awards.

(2)
For fiscal year ended December 31, 2007, as disclosed in the Summary Compensation Table, Mr. Cain received a non-equity cash incentive award of $300,000 for fiscal 2007, based on the terms of his offer of employment.  No other NEOs received non-equity cash incentive awards as a portion of the Company’s performance-based incentive compensation. The cash portion of the Company’s performance-based incentive compensation was based upon a percentage of the Company’s ROACE.  If the Company would have met its operating objectives, each participant in the performance-based incentive compensation plan would have been eligible to receive a non-equity cash incentive award based on a range of 0.25 to 2.0 times the ROACE, multiplied by his or her base salary.

(3)
These stock awards were granted in 2007 for fiscal year 2006 pursuant to the Company’s equity based programs as follows:  (i) Mr. Fong was granted 3,151 shares of restricted Common Stock as an equity incentive award; (ii) Mr. Hagan was granted 2,940 shares of restricted Common Stock as an equity incentive award; (iii) Mr. Pelgrim was granted 4,200 shares of restricted Common Stock as an equity incentive award; and (iv) Mr. Cain was granted 13,933 shares of restricted Common Stock related to the commencement of his employment as an executive officer, as an equity stock award.  The granting of restricted shares gives the recipient the right to receive any cash or stock dividends paid in respect to unvested restricted shares and the right to vote such shares.

(4)	The grant date dollar value recognized for these awards was calculated in accordance with SFAS No. 123R.

Outstanding Equity Awards Value Table at December 31, 2007

The following table includes certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to the NEOs at fiscal year ended December 31, 2007. The number of options and stock awards held at December 31, 2007 include options granted under the Company’s 1997 Option Plan and stock awards granted under the Restricted Stock Plans adopted in 2002, 2003 and 2004 (the “Restricted Stock Plans”) the 2005 Plan and the 2006 Plan.

	Option Awards					Stock Awards
			Equity Incentive						Equity Incentive
			Plan Awards:						Plan Awards:
	Number of	Number of	Number of			Number	Market Value	Number of	Market or
	Securities	Securities	Securities			of Shares	of Shares	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			or Units of	or Units of	Units or	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	of Stock	of Stock	Other Rights	Units or Other
	Options	Options	Unearned	Exercise	Expiration	That Have	That Have	That Have	Rights That Have
Name	Exercisable(1)	Unexercisable (2)	Options	Price	Date	Not Vested	Not Vested (3)	Not Vested	Not Vested (3)
Norman A. Morales	-	52,500	-	$21.06	10/30/2010	-	-	-	-
	-	52,500	-	$21.44	3/19/2011	-	-	-	-

Gordon Fong (4)	-	-	-	-	-	5,250	$53,025	12,889	$130,179

Richard Hagan(5)	23,152	-	-	$1.73	12/23/2010	-	-	12,652	$127,785
	11,576	-	-	$3.89	6/26/2012	-	-	-	-
	5,513	-	-	$7.26	2/26/2013	-	-	-	-
	22,050	-	-	$12.70	8/27/2013	-	-	-	-

Donald Pelgrim(6)	-	-	-	-	-	15,750	$159,075	4,200	$42,420

Michael Cain (7)	-	-	-	-	-	13,933	$140,723	-	-

___________________

(1)	All options are exercisable as of December 31, 2007.

(2)
52,500 options were to vest on the third anniversary from date of grant, October 30, 2006; and 52,500 options were to vest on the third anniversary from date of grant, March 19, 2007. Upon the resignation of Mr. Morales on January 23, 2008 these options were cancelled.

(3)	Market value based on closing price of the Company’s Common Stock at December 31, 2007, multiplied by the number of shares granted.

(4)
Shares of restricted stock vest as follows: 5,250 shares vest on July 1, 2009; Shares of equity incentive stock vest as follows: 2,625 shares vested on January 20, 2008; 2,362 shares vested on February 13, 2008; 3,176 shares vest on February 7, 2009; 1,575 shares vest on February 13, 2010 and 3,151 shares vest on March 7, 2011.

(5)
Shares of equity incentive restricted stock vest as follows: 2,100 shares vested on January 20, 2008; 2,362 shares vested on February 13, 2008; 3,675 shares vest on February 7, 2009; 1,575 shares vest on February 13, 2010; and 2,940 shares vest on March 7, 2011.

(6)
Shares of restricted stock vest as follows: 5,250 shares vest on October 18, 2008 and 10,500 shares vest on November 1, 2010; Shares of equity incentive stock vest as follows: 4,200 shares vest on March 7, 2010.

(7)	Shares of restricted stock vest as follows: 13,933 shares vest on March 12, 2011. Upon the termination of Mr. Cain’s employment on May 12, 2008, this restricted stock grant was revoked.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to the shares acquired upon exercise or vesting by the NEOs during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
Name and Principal Position	on Exercise	on Exercise	on Vesting *	on Vesting
Gordon Fong (1)	-	-	4,568	$94,252

Richard Hagan (2)	-	-	4,568	$108,960

____________________

*The number of shares vested, which has been adjusted for the 5% stock dividend issued in June 2007, reflects the gross amount of shares acquired, without netting any shares surrendered to pay taxes.

(1)
Value realized based on closing price of $24.07 on February 13, 2007, the day of vesting, multiplied by 2,363 shares plus closing price of $16.95 on September 11, 2007, the day of vesting for 2,205 shares.

(2)
Value realized based on closing price of $24.07 on February 13, 2007, the day of vesting, multiplied by 2,363 shares plus closing price of $23.62 on February 26, 2007, the day of vesting for 2,205 shares.

Non-Qualified Deferred Compensation

The table below provides information concerning the deferred compensation for each of the Company’s NEOs during the fiscal year ended December 31, 2007.

Upon a distributable event (termination of employment, participants attainment of normal retirement age, death, plan termination) each NEO listed below is entitled to receive as a lump sum or installment payment(s) the aggregate balance in their deferred compensation accounts. If a termination of employment had occurred as of December 31, 2007, in addition to other benefits discussed herein, each NEO would be entitled to receive the amount specified in the Aggregate Balance at Last Fiscal Year End Column of this Table.

		Registrant	Aggregate	Aggregate
	Executive	Contributions	Earnings in	Balance at Last
	Contributions	in Last Fiscal	Last Fiscal	Fiscal Year
Name	in Last Fiscal Year	Year(1)	Year(2)	End(3)
Norman A. Morales	$-	$-	$4,345	$237,789

Gordon Fong	$19,710	$19,710	$7,338	$118,768

Richard Hagan	$14,000	$14,000	$15,505	$391,315

Donald Pelgrim	$25,200	$25,000	$5,525	$122,562

Michael Cain	$24,000	$24,000	$1,505	$49,490
____________________

(1)
These amounts represent the Company’s contributions for each NEO during fiscal year ended December 31, 2007.  The amount set forth in the Registrant Contributions column has been reported in the “Summary Compensation Table.”

(2)	These amounts represent earnings based on each NEOs investment selection. There are no above-market or preferential earnings under the Company’s non-qualified deferred compensation plan.

(3)	These amounts represent the total plan balance for each NEO as of December 31, 2007.

Employment Agreement

Mr. Morales was the only NEO with an employment agreement.  On April 9, 2007 the Board approved an Amended and Restated Employment Agreement for Mr. Morales (referred to as the "Employment Agreement"), which amended and superseded Mr. Morales’ prior employment agreement dated October 1, 2003, as amended on September 29, 2006, each among the Bank, the Company and Mr. Morales.  The Employment Agreement had an effective date of October 2, 2006.

This Employment Agreement had an initial four year term which commenced on January 1, 2006.  The term of the Employment Agreement was automatically extended for an additional year at the end of each year unless the Board elected not to renew the term by giving written notice to Mr. Morales by September 1 of the year in which it decided not to renew the contract.  Under the terms of the Employment Agreement, Mr. Morales was paid an annual salary of $475,000.  The Employment Agreement also provided for the payment of an incentive bonus, which is discussed in the “Grants of Plan-Based Awards Table” set forth above.  At any time during the term of Mr. Morales’ Employment Agreement, the Board could terminate his employment with or without cause.  If the termination was without cause, then Mr. Morales would have been entitled to severance pay equal to two years salary, twice the bonus earned for the immediately preceding twelve calendar months before termination, and, if permitted under the applicable stock option agreement, any outstanding unvested options would immediately vest and be exercisable. If the termination was “for cause,” then Mr. Morales was not entitled to receive any payment under his Employment Agreement beyond the date of his termination.  In the event that Mr. Morales was terminated or there was a material decrease in his responsibilities, duties or title at any time during the twelve month period following a Change in Control, the severance amount to be paid would have been a lump sum cash severance payment equal to two times Mr. Morales’ base salary for the immediately preceding 12 month period plus two times his bonus earned for the 12 month period immediately preceding the Change in Control, and any stock options, shares of restricted stock or other equity awards granted to Mr. Morales would have immediately become vested and exercisable.  In addition, the Company would have continued to pay for Mr. Morales’ life, health, and accident and disability coverage for a period of twenty-four months.

For purposes of the Employment Agreement, a “Change in Control” means (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power (which voting power shall be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrant or right to subscribe to or purchase those shares) of the continuing or Surviving Entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not shareholders of the Company immediately prior to such merger, consolidation or other reorganization; provided, however, that in making the determination of ownership by the shareholders of the Company, immediately after the reorganization, equity securities which persons own immediately before the reorganization as shareholders of another party to the transaction shall be disregarded; or (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.  Information regarding applicable payments that would have been due upon a Change in Control under Mr. Morales’ Employment Agreement is provided in the table set forth below under the heading “Change of Control Agreements.”

Change of Control Agreements

The Company and the Bank have entered into Change of Control Agreements with each of the NEOs, except for Mr. Morales.  Under the terms of the Change of Control Agreement, if the NEO is still employed immediately prior to a Change in Control, unless the NEO has been terminated for cause, the NEO will be entitled to receive the Severance Benefits upon the occurrence of any one of the following events (each a “Second Trigger Event”) any time during the twenty-four (24) month period following the Change of Control: (i) the termination of the NEO’s employment by the Bank, the Company, or the Surviving Entity (except if the NEO was terminated for cause); (ii) a material decrease in NEO’s duties, title, responsibilities, benefits or compensation (including, without limitation, any deferred and equity based compensation) approved in accordance with the Compensation Committee Charter and in effect prior to the Change of Control; provided, however, a decrease in performance based compensation shall not constitute a Second Trigger Event if (1) the performance based compensation arrangement available to the NEO at the time of such decrease is the same or substantially similar to the arrangement immediately prior to the Change in Control, and (2) such decrease is a direct result of the NEO’s performance under the arrangement; (iii) the failure to pay the NEO any portion of his or her compensation (including, without limitation, any deferred compensation or equity incentives); (iv) the NEO is required to perform his or her duties at a location that is more than forty (40) miles from the location set forth in his or her original offer letter or he or she is otherwise required to commute an average of more than forty-five (45) minutes from his or her primary residence to his or her primary job location, or (v) any purported modification of the Change of Control Agreement without the NEO’s prior written consent. The benefits to be received by an NEO whose employment is terminated after a Change in Control occurs include a lump sum payment in an amount equal to the sum of:  (i) the NEO’s base salary for a twenty-four-month period; (ii) two times the average of the two most recent annual incentive bonuses paid to the NEO prior to the Change of Control; and (iii) the amount the NEO would have to pay for COBRA continuation coverage under the Bank’s group health plans for a 12-month period.  In addition, upon a Change in Control, except as otherwise expressly provided in Section 5 of the Change of Control Agreement, any award to the NEO under any of the Company’s restricted share plans and any stock option granted to the NEO under any of the Company’s stock option plans that has not previously terminated, will fully and immediately vest.  The Severance Benefit shall be paid by the Bank as soon as practicable following the occurrence of a Second Trigger Event, but in no event more than ten (10) days after the Second Trigger Event.

For so long as the Bank continues to be designated by the OCC as an institution in “troubled condition”, any payment by the Bank pursuant to these Change of Control Agreements must be approved by the OCC and FDIC.

Potential Payments Made Upon a Change of Control and Termination of Employment

The following table identifies the severance payments that would have been payable to the CEO if he were terminated by the Company without Cause on December 31, 2007, and also in the case of his termination of employment with a Change of Control occurring on that same date.

Norman A. Morales (1)	Termination Without Cause Not Following a Change of Control	Termination With or Without Cause Following a Change of Control
Lump Sum Severance Payment (2)	$950,000	$950,000
Lump Sum Incentive Bonus Payment (3)	$570,000	$570,000
Accelerated Vesting of Stock Awards (4)	$-	$-
Continuation of Insurance Benefits (5)	$43,933	$43,933

(1)
Descriptions of the Termination of Employment and Change of Control provisions applicable to Mr. Morales are set forth under the heading “Employment Agreement” in the Compensation Discussion and Analysis set forth above.

(2)	Payment based on base salary at fiscal year-end 2007.

(3)	Severance incentive payments for Mr. Morales were based on the language in his Employment Agreement related to twice the amount of the most recent incentive received.

(4)	The exercise price was more than the closing price of the Company’s Common Stock on December 31, 2007 therefore no accelerated value is listed.

(5)	Continuation of insurance benefits for Mr. Morales was based on twenty-four months.

The following table identifies the payments due to the NEOs, excluding the CEO, that would have been payable to them if they were terminated by the Company on December 31, 2007, with a Change of Control occurring on that same date.

			Lump Sum	Accelerated
	Lump Sum	Continuation of	Incentive	Vesting of
Name	Severance Payment (1)	Insurance Benefit (2)	Payment (3)	Stock Awards (4)
Gordon Fong	$500,000	$6,155	$301,800	$183,204
Richard Hagan	$500,000	$13,952	$297,760	$351,928
Donald Pelgrim	$500,000	$13,952	$176,570	$201,495
Michael Cain	$600,000	$13,927	$600,000	$140,723
____________________

(1)	Payment based on base salary at fiscal year-end 2007.

(2)	Continuation of insurance benefits based on twelve months.

(3)	Severance incentive payments based on language in the Change of Control agreements based on two times the average of the two most recent annual equity and non-equity incentive payments.

(4)
Accelerated vesting of restricted stock awards was determined by calculating the closing price of the Company’s Common Stock on December 31, 2007, and multiplying that by the number of shares for each award, held by each NEO, at the end of year 2007.  Accelerated vesting of stock options was determined by calculating the closing price of the Company’s Common Stock on December 31, 2007 less the option exercise price, and multiplying that by the number of shares for each award, held by each NEO, at the end of year 2007.

In February 2008, the Compensation Committee engaged the firm of Amalfi Consulting LLC (“Amalfi Consulting”) to assist in a comprehensive review of the Company’s compensation programs for NEOs, executive officers, selected staff and the Board of Directors.  Amalfi Consulting will assist the Company in updating and formulating its overall compensation strategy and philosophy which as previously stated is to align executives’ interests with those of the shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value.

Compensation of Non-Employee Directors

The Company adopted a Non-Qualified Directors’ Deferred Compensation Plan effective January 1, 2001.  The Deferred Compensation Plan allows directors to defer their Board fees and the amount provided as reimbursement for monthly health insurance related expenses, which will then provide for retirement benefits to be paid upon retirement, resignation, death, disability or as provided and elected in the directors’ deferral agreement.  The Company is under no obligation to make matching contributions to the Deferred Compensation Plan and pays a market interest rate on the deferred monies.

In addition, non-employee Directors of the Company were eligible to participate in the Company’s Amended and Restated 1997 Incentive Stock Option Plan (“1997 Option Plan”).  There were no stock options granted to non-employee Directors in fiscal year 2006 or 2007.  On November 12, 2007 the 1997 Option Plan expired; therefore the Company will no longer issue shares from this plan.  Options previous granted and outstanding expire on such date as the Board may determine, but not later than the tenth anniversary date from which the option was granted.

In May 2005, the shareholders approved the 2005 Restricted Share Plan (the “2005 Plan”).  Directors of the Company are eligible to receive grants of restricted shares under the 2005 Plan.  In February 2006, the non-employee Directors of the Company were each granted 1,575 restricted shares under the 2005 Plan for services rendered for the fiscal year 2005.  In January 2007, the non-employee Directors of the Company were each granted 2,129 restricted shares under the 2005 Plan for services rendered for the fiscal year 2006.  There have been no grants of restricted shares to the non-employee Directors of the Company for services rendered for the fiscal year 2007.

In May 2006, the shareholders approved the 2006 Incentive Stock Plan (the “2006 Plan”).  Under the 2006 Plan, the Company may issue stock options, restricted stock and stock appreciation rights to employees, directors and officers.  No awards under the 2006 Plan have been issued to non-employee Directors.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2007 for each non-employee Director of the Company.  Information related to Mr. Morales’ compensation is detailed in the “Summary Compensation Table” set forth above.  Mr. Morales did not receive any additional compensation for his services as a Director.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Frank S. Alvarez	$48,000	$22,106	-	$17,243	$19,003	$106,352
David A. Buxbaum	$48,000	$22,106	-	$1,055	$19,003	$90,164
Charles L. Keagle	$48,000	$22,106	-	$12,709	$19,167	$101,982
James G. LeSieur	$75,000	$22,106	-	$618	$19,003	$116,727
Dr. Robb D. Quincey	$48,000	$12,882	-	$2,565	$18,675	$82,122
Joel H. Ravitz	$48,000	$22,106	-	$22,083	$19,003	$111,192

____________________

(1)
For 2007, each of the non-employee Directors received $3,000 monthly for their services as Company Directors and $1,000 monthly for their services as Bank Directors.  The chairman received an additional $1,500 monthly for the first three months of 2007 which was increased to an additional $2,500 monthly for April through December 2007. Of the amounts earned or paid in cash, the following amounts were deferred by each director pursuant to the Company’s Non-Qualified Directors Deferred Compensation Plan, including $1,500 per month the directors receive for health insurance related expenses (which can also be deferred pursuant to the Company’s Non-Qualified Directors Deferred Compensation Plan): Mr. Ravitz deferred $66,000, and Dr. Quincey deferred $66,000.

(2)
Amounts calculated in accordance with SFAS No. 123R. See Note 16 of the consolidated financial statements included herein. The full grant date fair value of the awards issued to each director in the fiscal year 2007, computed in accordance with SFAS No. 123R, is $42,160.

(3)
No option awards were granted to non-employee Directors in the fiscal year 2007.  At fiscal year-end, the aggregate number of option awards outstanding for each non-employee Director was as follows: Mr. Alvarez 26,763; Mr. Keagle 57,881; and Mr. Ravitz 138,915.

(4)	Represents the above market earnings in the fiscal year 2007. Above market earnings represent earnings greater than 120% of the applicable federal long-term rate of 5.54%.

(5)
Includes $1,500 per month for health insurance related expenses (which can also be deferred pursuant to the Company’s Non-Qualified Directors Deferred Compensation Plan), and cash dividends on restricted stock grants at $0.08 per share, paid in March, June, September and December 2007.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is chaired by Mr. Buxbaum and composed of Messrs. Buxbaum, Keagle, Ravitz and Quincey. No member of the Board’s Compensation Committee has served as one of the Company’s officers or employees at any time. None of the Company’s executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of the Board. None of the Company’s executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of the Board’s Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans by type as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)		Weighted Average Exercise Price	Number of securities available for future issuance under equity compensation plans (excluding those reflected in column (a))(1)
	(a)		(b)	(c)
Approved by security holders	643,566	(2)	$14.81	1,159,177	(3)
Not approved by security holders (4)	39,090		19.48	5,021 5,021
Total	682,656		$15.08	1,164,198

_____________

(1)	Number of shares have been adjusted to reflect the 5% stock dividends paid in January 2003, January 2004 and June 2007 and the two-for-one stock split in August 2004.

(2)
Represents 285,850 exercisable shares granted pursuant to the Company’s 1997 Option Plan; approximately 153,801 shares granted under the Company’s 2004 Plan; approximately 98,915 shares issued under the Company’s 2005 Plan; and 105,000 shares issued under the Company’s 2006 Plan which have not vested as of December 31, 2007.

(3)	Includes approximately 53,217 shares remaining under the 2004 Plan, approximately 160,960 shares remaining under the 2005 Plan and 945,000 shares remaining under the 2006 Plan.

(4)	Relates to the Company’s 2002 and 2003 Plans. Approximately 107,985 shares of Common Stock have been granted under the 2002 and 2003 Plans of which approximately 68,895 shares have vested.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as to the Common Stock beneficially owned as of April 21, 2008 by each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the “beneficial owner” of more than five percent (5%) of the issued and outstanding Common Stock.

Common Stock Beneficially Owned (1)
Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares (2)
One Investments, LLC	530,000	5.19%
c/o Douglas M. Kratz
852 Middle Road, Space #205
Bettendorf, Iowa 52722
____________________

(1)
“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he or she owns it, but also if he or she has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 21, 2008.

(2)	Based on 10,220,465 shares outstanding as of April 21, 2008.

(3)	Based on information provided in the Schedule 13D filed with the SEC on April 2, 2008.

Security Ownership of Management

The following table sets forth certain information as to the Common Stock beneficially owned as of April 21, 2008 by (i) the directors of the Company, (ii) each NEO of the Company listed in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned(1)
	Number of Shares		Percent
	Beneficially		of outstanding
Name	Owned(2)		Shares(3)(4)
Frank S. Alvarez	167,022	(5) (6)	1.63%
David A. Buxbaum	125,575	(7)	1.23%
Charles L. Keagle	316,662	(9)	3.08%
James G. LeSieur	9,399	(10)	*
Robb D. Quincey	17,805	(11)	*
Joel H. Ravitz	282,707	(12)	2.73%
Gordon Fong	26,547	(6) (12)	*
Richard Hagan	71,427	(6) (13)	*
Donald Pelgrim	23,315	(14)	*
Michael Cain	16,219	(15)	*
Norman Morales	320,451	(16)	3.14%
All current directors and executive officers as a group (14 persons)	1,105,340	(17)	10.55%
____________________

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s Common Stock.

(1)
“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he or she owns it, but also if he or she has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 21, 2008.

(2)	Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder possesses sole voting and investment power with respect to its, his or her shares.

(3)
Shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 21, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(4)	Based on 10,220,465 shares outstanding as of April 21, 2008.

(5)
Includes 82,476 shares held by Louis M. Alvarez and Frank S. Alvarez as co-trustees of the Manual Alvarez and Lorenza E. Alvarez Trust, 81,892 shares held jointly with Mr. Alvarez’s spouse, 525 shares of restricted Common Stock which vest on February 6, 2009, and 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan.

(6)
Does not include 217,930 unallocated shares of Common Stock held by the ESOP Trust, which was established pursuant to the ESOP.  First Bankers Trust Company is the trustee (“Trustee”) of the Trust.  Under the terms of the ESOP, the Trustee will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees.  Unallocated shares held in the ESOP and allocated shares for which timely voting instructions are not received by the Trustee will be voted by the Trustee as directed by a committee appointed by the Board of Directors (“ESOP Committee”).  The ESOP Committee is comprised of Messrs. Alvarez, Fong and Hagan.  The ESOP Committee may only act by majority vote and no ESOP Committee member may act individually to vote or sell unallocated shares of Common Stock held by the ESOP.  Each ESOP Committee member disclaims beneficial ownership with respect to the unallocated shares held by the Trust.

(7)
Includes 525 shares of restricted Common Stock which vest on February 6, 2009, 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan, 35,357 shares held by Mr. Buxbaum in two trusts, 939 shares held by Mr. Buxbaum in his IRA and 86,625 shares indirectly owned by Mr. Buxbaum in the Buxbaum & Chakmak partnership for which Mr. Buxbaum disclaims beneficial ownership of the securities held by the partnership to the extent of his pecuniary interest therein.

(8)
Includes 227,109 shares held jointly with Mr. Keagle’s spouse, 23,153 shares held in a trust under Mr. Keagle’s spouse’s name, 2,545 shares held by Mr. Keagle’s spouse in her IRA, 3,320 shares held by Mr. Keagle in his IRA, 57,881 shares of Common Stock issuable upon exercise of outstanding stock options, 525 shares of restricted Common Stock which vest on February 6, 2009, and 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan.  Mr. Keagle has 225,532 shares pledged as security for a loan.

(9)
Includes 5,682 shares held by Mr. LeSieur in IRA, 1,063 shares held by Mr. LeSieur in the LeSieur family trust, 525 shares of restricted Common Stock which vest on February 6, 2009, and 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan.

(10)	Includes 15,676 shares held in Dr. Quincey's trust and 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan.

(11)
Includes 11,575 shares held by Mr. Ravitz in his IRA, 138,915 shares of Common Stock issuable upon exercise of outstanding stock options, 525 shares of restricted Common Stock which vest on February 6, 2009, 2,129 shares of restricted Common Stock which cliff vest in three years from January 30, 2007 pursuant to the 2005 Plan, and 15,544 shares of Common Stock and 4,600 shares of Series D Preferred Stock held in the Janice Winterswyk Gearhart Trust dated 8/1/07 which Mr. Ravitz is trustee of .

(12)
Includes 13,152 shares of restricted Common Stock granted pursuant to the Company’s restricted share plans which vest as follows:  3,176 shares vest on February 7, 2009; 5,250 shares vest on July 1, 2009; 1,575 shares vest on February 13, 2010 and 3,151 shares vest on March 7, 2011; and 946 shares allocated pursuant to the ESOP.

(13)
Includes 62,291 shares of Common Stock issuable upon exercise of outstanding stock options; 8,190 shares of restricted Common Stock granted pursuant to the Company’s restricted share plans which vest as follows: 3,675 shares vest on February 7, 2009; 1,575 shares vest on February 13, 2010; and 2,940 shares vest on March 7, 2011; and 946 shares allocated pursuant to the ESOP.

(14)
Includes 19,950 shares of restricted Common Stock granted pursuant to the Company’s restricted share plans which vest as follows: 5,250 shares vest on October 18, 2008; 4,200 shares vest on March 7, 2010; 10,500 shares vest on November 1, 2010; and 865 shares allocated pursuant to the ESOP.

(15)
Includes 13,933 shares of restricted Common Stock granted pursuant to the Company’s restricted share plans which vest on March 12, 2011; and 286 shares allocated pursuant to the ESOP.  Mr. Cain has 1,000 shares pledged as security in a margin account.

(16)
Based on Consent Solicitation Statement filed with the SEC on March 10, 2008, Mr. Morales’ ownership includes:  239,597 shares owned directly by Mr. Morales, 13,637 shares beneficially owned by Mr. Morales’ sister and brother-in-law, as to which Mr. Morales has voting authority pursuant to a power of attorney, 56,555 shares beneficially owned by Mr. Morales’ sister, as to which Mr. Morales has voting authority pursuant to a power of attorney, and 8,662 shares beneficially owned by a foundation, as to which Mr. Morales is a trustee and as to which Mr. Morales has voting authority pursuant to a power of attorney.

(17)
Includes 101,867 shares granted pursuant to the Company’s restricted share plans, which may be voted by directors and executive officers, 3,922 shares allocated to executive officers pursuant to the ESOP and 259,087 shares which may be acquired by directors and executive officers upon the exercise of stock options exercisable within 60 days of the Record Date.  This total does not include any shares held by Mr. Morales.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Certain directors and executive officers of the Company and its subsidiaries; the Bank and Exchange Companies and the companies with which the directors and executive officers are associated, were customers of, and had banking transactions with, the Bank during fiscal year 2007.  Such transactions were in the ordinary course of business and the Bank expects to have similar banking transactions in the future.  All the loans and commitments included in such transactions were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.  All such loans to executive officers and directors were current as of December 31, 2007.

Policies and Procedures for Approving Related Person Transactions

The Company has a Code of Conduct & Ethics Policy that prescribes policies and procedures for approving “related person transactions,” which are transactions between the Company and any Company affiliate, director, employee, an immediate family member of a Company director or employee or business entities in which a Company director or employee or an immediate family member of a Company director employee is an officer, director and/or controlling shareholder.  Related person transactions must be conducted at arm’s length, and any consideration paid or received by the Company in such a transaction must be on terms no less favorable than terms available to an unaffiliated third party under similar circumstances. Related person transactions require ratification by the Audit Committee, and in the case of employment compensation, approval by the Compensation Committee.

Details related to the policies and procedures with regard to transactions with related persons are included in the Audit Committee Charter, the Compensation Committee Charter and the Company’s Code of Conduct & Ethics Policy, written copies of which are maintained in the Company’s principal offices.  Each of these documents can be accessed via the Company’s Investor Relations website at www.vnbcstock.com under corporate governance documents.

Director Independence

The Board of Directors and its various committees must have participation by members who are “independent” as defined by the applicable rules and regulations of The NASDAQ Global Select Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC.  The Board of Directors has determined that each of Messrs. Alvarez, Buxbaum, Keagle, Quincey and Ravitz is independent under such rules and regulations.  Mr. LeSieur is not considered independent by virtue of his service as interim CEO, and Mr. Quincey is acting as Lead Director.

ITEM 14.  Principal Accountant Fees and Services

Fees

KPMG served as the Company’s independent auditor for the audit of the Company’s financial statements for fiscal years 2006 and 2007 and has been engaged for fiscal year 2008. The Company initially engaged KPMG as its independent auditor in 2006 following notification from the Company’s then independent auditor, Vavrinek, Trine, Day & Company, LLP (“VTD”), that they would not be standing for re-election as the Company’s independent auditor.

The Company also engaged the services of Haskell & White for the audit of the Company’s qualified defined contribution plan (401(k) Retirement Savings Plan) (“401(k) Plan”) and Employee Stock Ownership Plan (“ESOP”) for the fiscal year 2007.

The following table presents fees for professional audit services for 2006 and 2007.

	2007 (1)	2006 (2)
Audit fees	$1,668,722	$587,775
Audit-related fees	67,211	36,800
Tax fees	73,300	53,700
All other fees	-	42,830
Total	$1,809,233	$721,105
_____________

(1)	In 2007, Audit fees were paid to KPMG and Haskell & White; Audit-related fees were paid to KPMG and VTD; Tax fees were paid to KPMG and VTD.

(2)	In 2006, Audit fees were paid to KPMG, VTD and Haskell & White; Audit-related fees were paid to KPMG; Tax fees were paid to VTD and Deloitte; and all other fees were paid to VTD.

Audit Fees

Audit fees incurred from KPMG for the year ended December 31, 2007 and 2006 are in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports filed with the SEC, Sarbanes-Oxley Act of 2002 assessment fees, statutory audits, consents and review of documents filed with the SEC for the Company and the Bank.  Audit fees incurred from Haskell & White for the year ended December 31, 2007 and 2006 are in connection with the financial review of the Company’s ESOP, 401(k) Plan and Deferred Compensation (Top Hat) Plan.

Audit-Related Fees

Audit-related fees from KPMG for the year ended December 31, 2007 and 2006 are in connection with the issuance of comfort letters related to an S-3, and consultation services related to stock based compensation and the acquisition of Rancho Bank.

Tax Fees

Tax fees consist primarily of fees paid in connection with preparing federal and state income tax returns and other tax related services.

All Other Fees

All other fees include loan participation test work and other assessments as necessary.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit and non-audit services, including tax services, performed by the independent auditor.  The policy provides for pre-approval by the Audit Committee of specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve any service to be provided by the independent auditor.  The Audit Committee annually reviews and pre-approves services that may be provided by the independent auditor.

The Audit Committee considered the compatibility of the provision of other services by its independent auditors with the maintenance of such independent auditors’ independence.  The Audit Committee approved all audit and non-audit services provided by its independent auditors.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this Report.

(1)           The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Reports.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(2)           All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)            The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization among Vineyard National Bancorp, Vineyard Bank, and Rancho Bank (12)
3.1	Restated Articles of Incorporation of Vineyard National Bancorp (16)
3.2	Amended and Restated Bylaws of Vineyard National Bancorp, as amended
3.3	Certificate of Determination of Floating Rate Series C Noncumulative Preferred Stock (17)
3.4	Certificate of Determination of 7.50% Series D Noncumulative Preferred Stock (18)
4.1	Specimen Common Stock Certificate of Vineyard National Bancorp (1)
4.2	Form of Warrant to Purchase Shares of Common Stock (2)
4.3	Debenture Subscription Agreement, dated as of December 19, 2002, between Vineyard National Bancorp and Vineyard Statutory Trust II (4)
4.4
Indenture, dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debt securities due 2033 (4)

4.5
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Vineyard National Bancorp, as Sponsor, dated as of December 18, 2001 (4)

4.6	Guarantee Agreement by and between Vineyard National Bancorp and State Street Bank and Trust Company of Connecticut and National Association, dated as of December 18, 2001 (4)
4.7	Amended and Restated Declaration of Trust, dated as of December 19, 2002, of Vineyard Statutory Trust II (4)
4.8	Guarantee Agreement, dated as of December 19, 2002 (4)

4.9
Indenture dated as of December 19, 2002, between Vineyard National Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, relating to the floating rate junior subordinated debentures due 2017 (4)

4.10
Indenture dated as of September 25, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2033 (3)

4.11	Amended and Restated Declaration of Trust, dated as of September 25, 2003, of Vineyard Statutory Trust III (3)
4.12	Guarantee Agreement, dated as of September 25, 2003 (3)
4.13
Indenture dated as of December 19, 2003, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (7)

4.14	Amended and Restated Declaration of Trust, dated as of December 19, 2003, of Vineyard Statutory Trust IV (7)
4.15	Guarantee Agreement, dated as of December 19, 2003 (7)
4.16	Indenture dated as of March 25, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (9)
4.17	Amended and Restated Declaration of Trust, dated as of March 25, 2004, of Vineyard Statutory Trust V (9)
4.18	Guarantee Agreement, dated as of March 25, 2004 (9)
4.19	Indenture dated as of May 18, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (9)
4.20	Amended and Restated Declaration of Trust, dated as of May 18, 2004, of Vineyard Statutory Trust VI (9)
4.21	Guarantee Agreement, dated as of May 18, 2004 (9)
4.22
Indenture dated as of December 22, 2004, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2034 (9)

4.23	Amended and Restated Declaration of Trust, dated as of December 22, 2004, of Vineyard Statutory Trust VII (9)
4.24	Guarantee Agreement, dated as of December 22, 2004 (9)
4.25	Indenture dated as of April 15, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035 (15)
4.26	Amended and Restated Declaration of Trust, dated as of April 15, 2005, of Vineyard Statutory Trust VIII (15)
4.27	Guarantee Agreement, dated as of April 15, 2005 (15)
4.28
Indenture dated as of August 19, 2005, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2035 (15)

4.29	Amended and Restated Declaration of Trust, dated as of August 19, 2005, of Vineyard Statutory Trust IX (15)
4.30	Guarantee Agreement, dated as of August 19, 2005 (15)
4.31	Indenture dated as of May 16, 2006, between Vineyard National Bancorp, as Issuer, and Wilmington Trust Company, as Trustee, relating to the floating rate junior subordinated debentures due 2036 (22)*
4.32	Amended and Restated Declaration of Trust, dated as of May 16, 2006, of Vineyard Statutory Trust IX (22)*
4.33	Guarantee Agreement, dated as of May 16, 2006 (22)*
10.1	Vineyard National Bancorp Nonqualified Deferred Compensation Plan (4)*
10.2	Vineyard National Bancorp Directors’ Deferred Compensation Plan (4)*
10.3	Amended and Restated Vineyard National Bancorp 1997 Incentive Stock Option Plan (4)*
10.4	Form of Amended and Restated Vineyard National Bancorp 1997 Incentive Stock Option Plan Notice of Stock Option Grant (9)*
10.5	Vineyard National Bancorp 2006 Incentive Stock Plan (13)*
10.6	Form of 2006 Incentive Stock Plan Award Agreement (19)*

10.7	Vineyard National Bancorp 2002 Restricted Share Plan (4)*
10.8	Form of 2002 Restricted Share Award Agreement (9)*
10.9	Vineyard National Bancorp 2003 Restricted Share Plan (8)*
10.10	Form of 2003 Restricted Share Award Agreement (9)*
10.11	Vineyard National Bancorp 2004 Restricted Share Plan (6)*
10.12	Form of 2004 Restricted Share Award Agreement (9)*
10.13	Vineyard National Bancorp 2005 Restricted Share Plan (10)*
10.14	Form of 2005 Restricted Share Award Agreement (11)*
10.15	Amended and Restated Employment Agreement between Vineyard National Bancorp, Vineyard Bank, National Association, and Norman A. Morales(5)*
10.16	Agreement and Release dated January 23, 2008 among Vineyard National Bancorp, Vineyard Bank, National Association, and Norman A. Morales (20)*
10.17	Revised Form of Change of Control Agreement (21)*
10.18	Loan Agreement between Vineyard National Bancorp and First Tennessee Bank, National Association (14)*
10.19	Third Modification Agreement and Covenant Waiver between Vineyard National Bancorp and First Tennessee Bank, National Association
21	Subsidiaries of the Registrant (See “Business” in Item 1 hereof for the required information)
23.1	Consent of KPMG LLP
23.2	Consent of Vavrinek, Trine, Day and Company LLP
31.1	Certification of Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1988.

(2)	Incorporated by reference from our Form 8-K filed with the SEC on June 21, 2004.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 which we filed with the SEC on November 7, 2003.

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 which we filed with the SEC on March 28, 2003.

(5)	Incorporated by reference from our Form 8-K filed with the SEC on April 11, 2007.

(6)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 22, 2003 filed with the SEC on April 14, 2003.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 which we filed with the SEC on March 22, 2004.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 which we filed with the SEC on November 10, 2004.

(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 which we filed with the SEC on March 10, 2005.

(10)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 25, 2005 which we filed with the SEC on April 18, 2005.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 which we filed with the SEC on August 1, 2005.

(12)	Incorporated by reference from our Form 8-K filed with the SEC on April 20, 2006.

(13)	Incorporated by reference from our Proxy Statement for an annual meeting held on May 24, 2006 filed with the SEC on April 17, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 which we filed with the SEC on May 10, 2006

(15)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 which we filed with the SEC on March 14, 2006.

(16)	Incorporated by reference from our Form 8-K filed with the SEC on August 8, 2007.

(17)	Incorporated by reference from our Form 8-K filed with the SEC on April 19, 2005.

(18)	Incorporated by reference from our Form 8-K filed with the SEC on June 26, 2007.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 which we filed with the SEC on November 9, 2006

(20)	Incorporated by reference from our Form 8-K filed with the SEC on January 24, 2008.

(21)	Incorporated by reference from our Form 8-K filed with the SEC on October 4, 2007.

(22)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, as amended on June 12, 2007.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this report to be signed on our behalf by the undersigned, thereto duly authorized on this 19th day of May, 2008.

VINEYARD NATIONAL BANCORP

By:	/s/ James G. LeSieur
James G. LeSieur
Interim Chief Executive Officer

By:	/s/ Gordon Fong
Gordon Fong
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James G. LeSieur	Interim Chief Executive Officer and	May 19, 2008
James G. LeSieur	Chairman of the Board (Principal Executive Officer)

/s/ Charles L. Keagle		May 19, 2008
Charles L. Keagle	Director

/s/ Frank S. Alvarez
Frank S. Alvarez	Director	May 19, 2008

/s/ Joel H. Ravitz
Joel H. Ravitz	Director	May 19, 2008

/s/Robb D. Quincey
Robb D. Quincey	Director	May 19, 2008
May 19, 2008

/s/ David A. Buxbaum
David A. Buxbaum	Director

/s/ Gordon Fong
Gordon Fong	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 19, 2008