Form 10-Q
period 2008-03-31
VINEYARD NATIONAL BANCORP
filed 2008-05-21
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-20862

VINEYARD NATIONAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	33-0309110 (IRS employer identification number)
1260 Corona Pointe Court, Corona, CA (Address of principal executive offices)	92879 (Zip Code)

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
                                                                                                                  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                Accelerated filer [x]

Non-accelerated filer [ ]                                                                                                  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                Yes [ ] No [x]

10,220,465 shares of Common Stock of the registrant were outstanding at April 21, 2008.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
FORM 10-Q INDEX
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007,
AND DECEMBER 31, 2007

Forward-looking statements

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance including future earnings and financial condition. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such differences, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 19, 2008. We do not undertake, and specifically disclaim any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
ITEM 1.  Financial Statements

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(unaudited)

(Dollars in thousands)	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$35,452	$83,537
Investment securities	138,572	177,321
Loans held-for-sale	103,061	119,427
Loans, net of unearned income	1,978,524	2,008,071
Less: Allowance for loan losses	(48,222)	(48,849)
Net Loans	1,930,302	1,959,222
Bank premises and equipment, net	17,950	18,326
Accrued interest	11,077	11,834
Other real estate owned	12,642	17,375
Federal Home Loan Bank ("FHLB") and other stock, at cost	19,846	25,066
Deferred income tax asset	27,346	28,357
Goodwill and other intangibles	4,501	4,637
Other assets	57,197	38,177
TOTAL ASSETS	$2,357,946	$2,483,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$302,886	$316,905
Interest-bearing	1,495,972	1,618,747
Total Deposits	1,798,858	1,935,652

Exchange balances	18,135	47,515
FHLB advances	227,000	175,000
Other borrowings	54,300	45,250
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	42,942	46,367
TOTAL LIABILITIES	2,261,705	2,370,254

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2008 and 2007	9,665	9,665
Series D - no par value, issued and outstanding 2,300,000
shares in 2008 and 2007	21,950	21,950
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,884,441 and 10,285,775 shares
in 2008 and 2007, respectively	89,474	92,772
Additional paid-in capital	1,399	1,727
Accumulated deficit	(20,085)	(5,372)
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(5,009)	(5,168)
Accumulated other comprehensive loss, net of income taxes	(1,153)	(2,549)
TOTAL STOCKHOLDERS' EQUITY	96,241	113,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,357,946	$2,483,279

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$40,473	$42,211
Interest on investment securities	1,679	2,938
TOTAL INTEREST INCOME	42,152	45,149

Interest Expense
Interest on savings deposits (1)	5,594	6,539
Interest on time deposits in denominations of $100,000 or more	7,170	6,393
Interest on other time deposits	4,343	4,141
Interest on FHLB advances and other borrowings	5,163	5,583
TOTAL INTEREST EXPENSE	22,270	22,656
NET INTEREST INCOME	19,882	22,493

Provision for Loan Losses	(26,900)	(1,200)

NET INTEREST (LOSS)/INCOME AFTER
PROVISION FOR LOAN LOSSES	(7,018)	21,293

Other Income
Fees and service charges	348	483
Gain on sale of SBA loans and SBA broker fee income	170	600
Loss on sale of securities and other loans	(131)	-
Other income	74	119
TOTAL OTHER INCOME	461	1,202

Other Expense
Salaries and employee benefits	8,389	7,594
Occupancy expense of premises	1,501	1,379
Furniture and equipment	1,203	1,079
Professional services	3,040	647
Office supplies, postage and telephone	541	627
Business development	583	566
Loan related	582	213
Write down of assets	3,868	-
Other	1,468	1,022
TOTAL OTHER EXPENSES	21,175	13,127
(LOSS)/INCOME BEFORE INCOME TAXES	(27,732)	9,368
INCOME TAX (BENEFIT)/PROVISION	(14,480)	3,859
NET (LOSS)/INCOME	$(13,252)	$5,509

(LOSS)/EARNINGS PER SHARE (2)
BASIC	$(1.43)	$0.49
DILUTED (3)	$(1.43)	$0.48

CASH DIVIDENDS DECLARED PER SHARE (2)	$0.08	$0.08
CASH DIVIDENDS PAID PER SHARE (2)	$0.08	$0.08

See accompanying notes to consolidated financial statements.
_________________________________
(1)	Includes savings, NOW, and money market deposit accounts.
(2)	Per share amounts have been retroactively adjusted to reflect the 5% stock dividend issued in June 2007.
 (3)   In a loss scenario, diluted EPS equals basic EPS.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance at December 31, 2006	$9,665	10,939,310	$88,819	$2,149		$52,105	$(5,765)	$(3,913)	$143,060

Restricted shares surrendered to Vineyard
National Bancorp (“Company”)		(3,446)	(83)						(83)
Transfer of unissued common stock to
restricted stock			1,326	(1,326)					-
Purchase of restricted stock		(36,750)		(858)					(858)
Vesting of restricted stock		17,944							-
Amortization of restricted stock				171					171
Share-based compensation expense				24					24
Release of ESOP shares				(5)			136		131
Cash dividends declared on
preferred stock						(229)			(229)
Cash dividends declared on
common stock						(851)			(851)
Comprehensive income
Net Income					$5,509	5,509			5,509
Unrealized security holding
gain (net of $314
tax provision)					433			433	433
Total comprehensive income					$5,942
Balance at March 31, 2007	$9,665	10,917,058	$90,062	$155		$56,534	$(5,629)	$(3,480)	$147,307

             (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
 (unaudited)
 (continued)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Accumulated	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	ESOP	Loss	Total
Balance at December 31, 2007	$31,615	10,285,775	$92,772	$1,727		$(5,372)	$(5,168)	$(2,549)	$113,025

Exercise of stock options		26,763	104						104
Restricted shares surrendered to the Company		(7,039)	(63)						(63)
Purchase of common stock		(383,500)	(3,339)						(3,339)
Purchase of restricted stock		(59,292)		(458)					(458)
Vesting of restricted stock		21,734							-
Amortization of restricted stock				387					387
Reversal of share-based compensation expense				(176)					(176)
Release of ESOP shares				(81)			159		78
Cash dividends declared on preferred
stock						(644)			(644)
Cash dividends declared on common
stock						(817)			(817)
Comprehensive loss
Net Loss					$(13,252)	(13,252)			(13,252)
Unrealized security holding
losses (net of $1,012
tax provision)					1,396			1,396	1,396
Total comprehensive loss					$(11,856)
Balance at March 31, 2008	$31,615	9,884,441	$89,474	$1,399		$(20,085)	$(5,009)	$(1,153)	$96,241

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net (Loss) / Income	$(13,252)	$5,509
Adjustments to Reconcile Net (Loss) / Income
to Net Cash (Used in) / Provided by Operating Activities

Depreciation and amortization	1,432	1,479
FHLB stock dividends	(227)	(116)
(Reversal) / recognition of share-based compensation	(239)	24
Provision for credit losses	26,676	800
Release of ESOP shares	78	131
(Increase) / decrease in deferred tax assets	(1)	102
Gain on sale of loans	(27)	(139)
Gain on sale of investments	(12)	-
Write-down of assets	3,868	-
Changes in assets and liabilities
Increase in other assets	(4,047)	(647)
(Increase) / decrease in net taxes payable	(14,311)	3,859
Increase in unearned loan fees	(550)	(482)
Decrease / (increase) in interest receivable	757	(185)
(Decrease) / increase in interest payable	(346)	145
(Decrease) / increase in accrued expense and other liabilities	(2,840)	1,367
Origination and purchase of held-for-sale loans,
net of principal payments	-	(7,183)
Total Adjustment	10,211	(845)
Net Cash (Used In) / Provided By Operating Activities	(3,041)	4,664

Cash Flows From Investing Activities
Proceeds from sales of mortgage-backed
securities available-for-sale	36,528	-
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	3,993	6,464
Purchase of FHLB and other stock	(1,366)	(4,257)
Redemption of FHLB stock	6,813	-
Origination and purchase of loans, net of principal payments	(3,061)	(95,229)
Proceeds from sale of loans	22,889	8,455
Proceeds from sale of property, plant, and equipment	16	-
Capital expenditures	(563)	(195)
Net Cash Provided By / (Used In) Investing Activities	$65,249	$(84,762)

                                                                                                                               (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)
(continued)

(Dollars in thousands)
	2008	2007
Cash Flows From Financing Activities
Net decrease in non-interest bearing deposits	$(14,019)	$(5,051)
Net decrease in interest-bearing deposits	(122,775)	(33,630)
Decrease in exchange balances	(29,380)	-
Net increase in FHLB advances	52,000	118,000
Increase in other borrowings	9,050	5,400
Purchase of common stock	(3,339)	(83)
Purchase of restricted stock	(458)	(858)
Dividends paid on preferred stock	(664)	(234)
Dividends paid on common stock	(812)	(851)
Proceeds from exercise of stock options	104	-
Net Cash (Used In) / Provided By Financing Activities	(110,293)	82,693

Net (Decrease) / Increase in Cash and Cash Equivalents	(48,085)	2,595

Cash and Cash Equivalents, Beginning of year	83,537	35,129

Cash and Cash Equivalents, End of period	$35,452	$37,724

Supplementary Information
Cash paid during period for:
Interest	$22,616	$22,511
Other non-cash items:
Charge-offs in loan portfolio	$27,838	$77
Net change in unrealized loss on investment securities	$(2,408)	$(747)

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four regional financial centers (“RFCs”) in Los Altos, Westlake Village, Orange and Sherman Oaks, California, which are located in Santa Clara, Ventura, Orange and Los Angeles counties of California, respectively. RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank is our principal asset.  In addition to the Bank, VNB has two consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which act as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities.

We are dedicated to relationship banking and the success of our customers.  We are primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds and capital, to originate loans.  We focus on serving the needs of commercial businesses, individuals, and other private and public organizations.

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry.  In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our Consolidated Financial Position at March 31, 2008 and December 31, 2007, the results of operations for each of the three months ended March 31, 2008 and 2007, and changes in stockholders’ equity and comprehensive income/(loss) and results of cash flows for each of the three months ended March 31, 2008 and 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X as promulgated by the Securities Exchange Commission (“SEC”). The unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Our results of operations for the three months ended March 31, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

Significant Accounting and Reporting Policies

The following significant accounting and reporting policies are consistent with our accounting and reporting policies included in our 2007 Form 10-K. Our significant accounting and reporting policies are described in more detail in Item 8. Financial Statements and Supplementary Data; Note #1 – Summary of Significant Accounting Policies in our 2007 Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements include accounts of VNB, the Bank and the Exchange Companies.  Inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans, the determination of non-performing and criticized loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

We use available information to recognize probable losses on loans and other real estate owned (“OREO”), however future additions to these allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans and valuation of OREO.  Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and valuation of OREO may change.

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

Other Real Estate Owned

OREO, which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate. Thereafter, OREO is carried at the lower of this new cost basis or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Expenses of operating or holding the property are expensed as incurred and included in other non-interest expense. Subsequent declines in the fair value of OREO below the new cost basis will be recorded through the use of a valuation allowance by charges to other expense. In connection with the determination of the foreclosed real estate value, management obtains independent appraisals for significant properties.  We had $12.6 million and $17.4 million in OREO on our Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively.  We recorded $3.7 million of other expense related to declines in the fair value of OREO held during the three months ended March 31, 2008.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note #2 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) a statement that provides enhanced guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value. Under the statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The statement clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.  We adopted SFAS No. 157 on January 1, 2008 which did not have a material impact on our financial condition or operating results. See Note #8 – Fair Value Disclosure for fair value disclosures and further discussion.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value.  This statement also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We adopted this statement as of our fiscal year beginning January 1, 2008 and we chose not to take the fair value option on any of our existing qualified financial assets or liabilities on the date of adoption nor any new qualified assets originated or liabilities generated subsequent to the adoption date.  Therefore, the adoption of SFAS No. 159 did not have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which is a revision to SFAS No. 141. The provisions of this statement establish principles in which the acquirer in a business combination is required to recognize and measure in its financial statements all identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. As such, contingent consideration will need to be recognized based on estimated fair value at the date of acquisition.  In addition, the costs related to the acquisition are to be recognized separately from the acquisition rather than allocated to the individual assets and liabilities. Also, if applicable, where the fair value of the assets acquired exceeded the acquisition cost, the excess asset value will be recognized as income. This statement makes significant amendments to other statements and other authoritative guidance. The provisions of this statement apply prospectively to business combinations with acquisition dates on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This statement clarifies that a noncontrolling interest (minority interest) in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Sufficient disclosure should be provided to identify and distinguish between the interests of the parent and the interest on the noncontrolling owners. This statement also establishes that purchases or sales of equity securities that do not result in a change in control will be accounted for as equity transactions. Upon loss of control, the interest sold, as well any interest retained will be measured at fair value with any gain or loss recognized in earnings. This statement will be effective as of our fiscal year beginning January 1, 2009.

Note #3 - Share-Based Compensation

Stock Option Awards

Under the modified prospective transition method adopted under SFAS No. 123(R) “Share Based Payment” (“SFAS No. 123(R)”) and the SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”), we are required to record share-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under the provisions of SFAS No. 123(R), we recognize share-based compensation costs relating to stock option awards over the requisite service period of the award, which is generally the option vesting term.  We measure the fair value of the award as of the award’s grant date using the Black Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. We also use historical data to estimate stock option exercise and forfeiture rates within our valuation model. The expected life of the options granted is derived from the award’s vesting period and the award recipient’s exercise history, if applicable, and represents the period of time that we expect the options to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate at the time of the grant.

We did not grant any stock options during the three months ended March 31, 2008. During the three months ended March 31, 2007, we granted 52,500 stock option awards, as adjusted for the 5% stock dividend issued in June 2007, to our former President and Chief Executive Officer, in accordance with the terms of his employment contract.  The assumptions relating to the stock option grant occurring in the three months ended March 31, 2007 were as follows:

Three months ended
March 31, 2007
Dividend yield	1.42%
Expected life (in years)	3.25
Expected volatility	27.14%
Risk-free rate	4.48%
Weighted average fair value of options granted	$4.79

On January 23, 2008, Norman A. Morales agreed to resign as a director and his employment as President and Chief Executive Officer of VNB and the Bank was terminated.  Upon his termination of employment, the 105,000 outstanding, unvested stock options he held were forfeited. Therefore, during the first quarter of 2008, we reversed all compensation expense associated with these forfeited awards.

A summary of stock option activity during the three months ended March 31, 2008 and 2007 is presented below:

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	390,850	$8.60	3.89 years	$-
Granted	-	-	-	-
Exercised	(26,763)	3.89	-	-
Forfeited or expired	(105,000)	21.25	-	-
Outstanding at March 31, 2008	259,087	$3.97	3.92 years	$1,075
Exercisable at March 31, 2008	259,087	$3.97	3.92 years	$1,075

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$-
Granted	52,500	21.44	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2007	441,079	$8.01	4.68 years	$6,146
Exercisable at March 31, 2007	336,079	$3.87	4.96 years	$6,075

As of March 31, 2008, there were no unvested stock options outstanding.  A summary of the status of our non-vested stock options as of December 31, 2007 and changes during the three months ended March 31, 2008 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	105,000	$4.78
Granted	-	-
Vested	-	-
Forfeited or expired	(105,000)	4.78
Nonvested at March 31, 2008	-	$-

A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at March 31, 2007	105,000	$4.78

Restricted Share Awards

We grant restricted share awards periodically to employees and directors.  Restricted shares generally cliff vest after four years of service.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We recorded compensation expense relating to restricted share awards, which amounted to $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, we had $4.6 million of non-vested restricted share awards, with a weighted average life to vest of 2.7 years, which are included in “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the changes during the three months ended March 31, 2008 is presented in the table below:

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2007	298,466	$23.72
Granted	66,925	7.27
Forfeited	(7,633)	9.19
Vested	(21,734)	21.40
Outstanding at March 31, 2008	336,024	$20.93

Note #4 – Dividends

On February 5, 2008, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on March 14, 2008 to shareholders of record on February 29, 2008. The Board of Directors similarly declared and paid a $0.08 per common share cash dividend during the three months ended March 31, 2007.

On February 20, 2008, our Board of Directors declared a $0.2 million cash dividend on our Floating Rate Series C Noncumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) to be paid on April 1, 2008 to shareholders of record on March 15, 2008. A $0.2 million preferred stock cash dividend was similarly declared during the three months ended March 31, 2007.

On February 20, 2008, our Board of Directors declared a $0.4 million cash dividend on our 7.5% Series D Noncumulative Preferred Stock (“Series D Preferred Stock”) which was paid on March 17, 2008 to shareholders of record on March 3, 2008.

Our ability to pay cash dividends is limited by California law.  With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

At March 31, 2008, we had an accumulated deficit of $20.1 million and did not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.

The banking agencies have the authority to prohibit VNB from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the Federal Reserve Bank ("FRB") requirement that VNB must act as a source of financial and managerial strength to the Bank.  In this regard, the FRB has advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including dividend payments to the holders of its common stock and preferred stock, without prior FRB approval.  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit VNB from paying any dividends if the Bank is classified as “undercapitalized.”

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

Standby letters of credit are written conditional commitments which we issue to guarantee the performance of a customer to a third party.  Commercial letters of credit are conditional commitments which we issue to facilitate trade or commerce.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following table presents a summary of our commitments and contingent liabilities as of March 31, 2008 and December 31, 2007:

(Dollars in thousands)	As of
	March 31, 2008	December 31, 2007
Commitments to extend credit	$519,477	$618,336
Commitments to extend credit
to directors and officers	$391	$365
Standby letters of credit	$8,909	$7,425
Commercial letters of credit	$-	$-

Legal Proceedings

In the ordinary course of business, we are, from time to time, a party to litigation which we believe is incidental to the operations of our business. We are not aware of any material legal action or complaint asserted against us that would have an adverse affect on our financial position, results of operation, or liquidity of the Company at March 31, 2008.

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock.  The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized $0.1 million of compensation expense for the release of ESOP shares for the three months ended March 31, 2008 and 2007.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released.  As of December 31, 2007, the ESOP had allocated 81,119 shares to participants. During the three months ended March 31, 2008, 2,101 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 79,018 allocated shares.  For the three months ended March 31, 2008, the ESOP released 6,772 shares in conjunction with a paydown of the ESOP loan.  All shares released during 2008 will be allocated to participants in December 2008.

As of March 31, 2008, 79,018 of the ESOP shares were allocated to participants, and an additional 8,873 shares were released but unallocated to participants.  The 233,882 unallocated shares represented 2.4% of the total number of common shares outstanding at March 31, 2008.  The fair value of unallocated ESOP shares as of March 31, 2008 was $1.9 million.

Note #7 – Income / (Loss) per Common and Common Equivalent Share

Basic EPS excludes dilution and is computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following is a reconciliation of net income/(loss) and shares outstanding to the income/(loss) and number of shares used to compute EPS. All share and per share data have been adjusted to reflect the 5% stock dividend issued in June 2007.

(Dollars in thousands)	Three Months Ended March 31,
	2008		2007
	Income	Shares	Income	Shares
Net (loss) / income as reported	$(13,252)		$5,509
Less: Preferred stock dividends declared	(644)		(229)
Shares outstanding at end of period		9,884,441		10,917,058
Unreleased and unallocated ESOP shares		(225,009)		(251,731)
Impact of weighting shares
issued during the period		70,600		18,139
Used in basic EPS	$(13,896)	9,730,032	$5,280	10,683,466
Dilutive effect of outstanding
stock options and warrants		-		243,648
Used in diluted EPS (1)	$(13,896)	9,730,032	$5,280	10,927,114
______________

(1)
In accordance with SFAS No. 128 “Earnings per Share”, due to the net loss for the three months ended March 31, 2008, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

Note #8- Fair Value Disclosure

Effective January 1, 2008, we adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  Fair value is measured in levels, which are described in more detail below, and are determined based on the observability and reliability of the assumptions used to determine fair value.

Level 1: Valuation for assets and liabilities traded in active exchange markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  These valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

We measure and report trading securities and available-for-sale securities at fair value on a recurring basis.  The following table shows the balances of these assets based on their SFAS No. 157 designated levels.

(Dollars in Thousands)	At March 31, 2008
	Total	(Level 1)	(Level 2)	(Level 3)

Trading securities	$5,007	$5,007	$-	$-
Available-for-sale securities	133,565	-	133,565	-
Total	$138,572	$5,007	$133,565	$-

We may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  During the three months ended March 31, 2008, we measured loans held-for-sale, collateral dependent impaired loans and OREO at fair value.  For these assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2008, the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the three months ended March 31, 2008.

					Quarter ended
(Dollars in Thousands)	At March 31, 2008				March 31, 2008
	Total	(Level 1)	(Level 2)	(Level 3)	Fair Value Losses
Loans held-for-sale	$103,061	$-	$-	$103,061	$(195)
Impaired loans (1)	162,439	-	-	162,439	(3,406)
OREO (2)	12,642	-	-	12,642	(3,673)
Total	$278,142	$-	$-	$278,142	$(7,274)
____________

(1)	Represents carrying value of impaired loans net of corresponding specific reserve in the ALL.
(2)	Represents the carrying value and related losses of foreclosed real estate owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Because we did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that we measured at fair value during the three months ended March 31, 2008.

Note #9 – Line of Credit Modifications

We had a $53.3 million secured line of credit with a correspondent bank at March 31, 2008. This line is collateralized by 100% of the Bank’s common stock. At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  VNB was granted a waiver of such financial covenant defaults as of December 31, 2007.

Effective March 16, 2008 VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant defaults through June 30, 2008. In connection with the agreement, VNB repaid $5.0 million of the outstanding balance in the second quarter of 2008 plus a lender fee in an amount equal to 0.25% of the outstanding balance. In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

There was $53.3 million and $45.3 million outstanding under this secured line of credit as of March 31, 2008 and December 31, 2007, respectively.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.  Prior FRB approval will now be required in order for VNB to make this payment on the line of credit.  In the event that we are unable to make this payment on or before June 30, 2008, we will be in default under the line of credit and the correspondent bank will thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

Note #10 – Subsequent Events

Borrowing Line Changes

On April 21, 2008, the FHLB decreased the Bank’s borrowing capacity on its secured borrowing line with the FHLB from 40% of the Bank’s assets to 30% of the Bank’s assets.  The amount that we borrow from the FHLB is limited by the amount of collateral that we pledge.  We did not rely on the maximum borrowing capacity under the old limits, as the amount of all eligible assets pledged to secure the FHLB line was less than that capacity limit and continues to be below the new capacity limit of 30% of the Bank’s assets.  As such, our operations were not adversely affected by the decrease in borrowing capacity.

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

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB is not able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

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

Dividend Restrictions

We have an accumulated deficit and do not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.  The banking agencies also have the authority to prohibit us from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks.  In this regard, FRB approval will now be required before we can pay dividends on our common stock or preferred stock.  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit us from paying any dividends if the Bank is classified as “undercapitalized.”

Strategic Alternatives

On May 1, 2008, we announced that we have engaged financial advisors to explore strategic alternatives, including potential significant capital raises, in order to address the financial impact of the abrupt and severe decline in real estate values and the consequent increase in our provision for loan losses.  We also announced that we were in discussions with one party regarding a potential capital infusion transaction and those discussions are ongoing.

Notification of Delisting

On April 2, 2008, we received a NASDAQ Staff Determination letter notifying us that our failure to timely file our 2007 Form 10-K constitutes a failure to satisfy the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14) and, therefore, trading in our common stock is subject to suspension and delisting unless we request an appeal of the determination.  We filed an appeal and a hearing before the NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) is scheduled on May 22, 2008 to review the determination.  Pending a decision by the NASDAQ Panel, our common stock will remain listed on NASDAQ.  While we believe the filing of our 2007 Form 10-K on May 19, 2008 satisfies the filing requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14), there can be no assurance that the NASDAQ Panel will grant our request for continued listing.

On April 2, 2008, we received a letter from the American Stock Exchange (“AMEX”) notifying us that our failure to timely file our 2007 Form 10-K constitutes a failure to satisfy the requirements of Sections 134 and 1101 of the AMEX Company Guide and is a material violation of our listing agreement and, therefore, trading in our 7.5% Series D Noncumulative Preferred Stock is subject to suspension and delisting unless we submit a plan (“Plan”) to AMEX advising AMEX of action we have taken, or will take, that would bring us into compliance with Sections 134 and 1101 of the AMEX Company Guide.  Although we have submitted a Plan to AMEX, such Plan has not been accepted by the AMEX Listings Qualifications Panel as of the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.  While we believe the filing of our 2007 Form 10-K on May 19, 2008 satisfies the filing requirements of Sections 134 and 1101 of the AMEX Company Guide, there can be no assurance that the AMEX Listings Qualifications Panel will grant our request for continued listing.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our business, financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our quarterly unaudited Consolidated Financial Statements, and notes thereto, contained in this report, which have been prepared in accordance with GAAP, and with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), which is incorporated herein by reference.

General Business and Organization

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a financial holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four regional financial centers (“RFCs”) in Santa Clara, Ventura, Orange and Los Angeles counties of California, respectively. RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.  The Bank is our principal asset.  In addition to the Bank, VNB has two consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which act as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities. At March 31, 2008, we had consolidated total assets of $2.4 billion, total deposits of $1.8 billion and consolidated stockholders’ equity of $96.2 million.

Executive Overview

We reported a net loss for the quarter ended March 31, 2008 of $13.3 million, or $1.43 per common share, compared with net earnings of $5.5 million, or $0.48 per common share, for the same period in 2007. The net loss for the first quarter 2008 was due primarily to $26.9 million of provision for loan losses principally associated with our construction loan portfolio.

In the midst of a challenging quarter and a distressed economic environment, we implemented a strategy to reduce our loan production levels and achieved a net contraction of our balance sheet.  Overall, we have contracted our balance sheet by $125.3 million, or 5%, during the first quarter of 2008, from $2.5 billion at December 31, 2007 to $2.4 billion at March 31, 2008.

At March 31, 2008, we had $2.0 billion in loans, net of unearned income and $103.1 million of loans held-for-sale. We have decreased our loans, net of unearned income and loans held-for-sale by $29.5 million and $16.4 million, respectively, from $2.0 billion and $119.4 million, respectively, at December 31, 2007. At March 31, 2008, our loan portfolio, excluding loans held-for-sale was comprised of 51.5% construction and land loans, 26.6% commercial real estate loans, 8.0% residential real estate loans, 8.4% commercial loans, and 5.5% consumer loans.  The majority of our loans are originated in our primary market areas throughout Southern and Northern California.

Commensurate with our asset contraction, at March 31, 2008, total deposits were $1.8 billion representing a decrease of $136.8 million from $1.9 billion at December 31, 2007 mainly due to a decline in money market deposits of $123.7 million.  Our deposit portfolio at March 31, 2008 was comprised of 50.4% in time certificate of deposits, 32.8% in savings deposits (which include money market, NOW, and savings deposits) and 16.8% in demand deposits.  There was also a $29.4 million decrease in exchange balances, which are 1031 exchange balances associated with the Exchange Companies.  We continue to focus on obtaining lower cost non-interest bearing deposits in order to reduce our cost of funds.

Significant Events

The following information provides an overview of significant events that occurred in the first quarter of 2008.

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

New Regional Financial Center Office

The Bank entered into a five-year operating lease for office space in Sherman Oaks, California effective February 1, 2008. On March 31, 2008, the Bank opened this office as an RFC. This new RFC will focus primarily on the generation of lower-cost core deposit relationships.

Consent Solicitation and Proxy Contest

On February 25, 2008, our former President and Chief Executive Officer, Norman A. Morales, and a stockbroker, Jon Salmanson, publicly announced their intention to solicit written shareholder consents to amend our Bylaws to permit them to nominate a slate of directors for possible election at our 2008 Annual Meeting of Shareholders (the “Consent Solicitation”).  On April 21, 2008, IVS Associates, Inc., the independent inspector of elections retained by VNB in connection with this Consent Solicitation, certified that the Bylaw amendments proposed by Messrs. Morales and Salmanson were approved by our shareholders.  We have now received notice that Messrs. Morales and Salmanson will be submitting a slate of seven alternative nominees to stand for election at our 2008 Annual Meeting of Shareholders.  As a result of the FRB’s designation of VNB as an institution in “troubled condition,” none of the alternative nominees will be eligible to serve on our Board of Directors without the consent of the FRB.

We incurred substantial costs and management expended substantial time and energy in opposing the Consent Solicitation initiated by Messrs. Morales and Salmanson, and we will likely be engaged in a proxy contest with respect to the election of directors that will require significant additional time and expense and further divert the attention of our management and disrupt our business.

Investigation of Internal Controls

We were unable to file our 2007 Form 10-K within the prescribed time period because of an ongoing review and assessment by our Audit Committee regarding the nature, scope and circumstances of certain internal violations of security policies, procedures and controls concerning our Information Technology function, and the impact, if any, of such violations on our internal control over financial reporting.

The investigation found no evidence that the violations of security policies resulted in the disclosure of customer information, sensitive Company documents or confidential information to unintended recipients.  The investigation also found no evidence that the violations of security policies resulted in a material misstatement of our financial statements.  However, as a result of the investigation, management concluded that a material weakness existed at December 31, 2007 in the Company’s operating procedures and oversight in the Information Technology function.  This material weakness in internal controls is more fully described under "Item 9A. Controls and Procedures” in our 2007 Form 10-K.

Recent Developments

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

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice.  Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

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

Risk Reduction

We recognize that the current challenging real estate and operating environments require a disciplined focus to achieve quality core earnings with a reduced risk profile. Beginning in 2007, and now continuing into 2008, we have established four primary objectives as a basis to achieve the long-term success of our franchise. These areas are as follows:

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

Capital Protection

As we move forward with our strategic plan, we are focusing on protecting and preserving capital.  Income from the Bank is expected to be a contributor to increasing capital and accretive to our risk based capital ratios.  In light of current economic conditions and to address the deterioration in the Bank’s loan portfolio, management is also moderating loan growth, which combined with loan sales and repayments may make additional capital available.  In addition, in order to address the financial impact of the abrupt and severe decline in real estate values and the potential continuing deterioration in the loan portfolio, we are also pursuing strategic alternatives, which may include a significant capital raise, to strengthen our capital.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Strategic Alternatives.”

Strategic Initiatives

As a result of the current economic environment, our focus has moved from the expansion of our loan portfolio to the stabilization, repositioning and contraction of our balance sheet to mitigate the risks identified by management and generate quality earnings.  We continue to examine our loan portfolio’s credit quality and are aggressively addressing problem assets.  We continue to focus on maintaining our customer relationship management approach while also implementing the delivery of products and services to our customers.

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

•
Luxury Home Construction Lending: The Bank originates single family residential (“SFR”) luxury home construction loans (consisting of attached and detached homes generally priced at $2.0 million and above) primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo, Redondo Beach, and the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe the Bank has a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The Bank established its Santa Clara RFC in February 2007 primarily to generate SFR luxury home construction loans.  Although the general California real estate market has slowed considerably, and the selling time for luxury homes has increased as of year end 2007, we believe the median price of these homes has not deteriorated significantly.  Therefore, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market along the California coast and in other established affluent regions of California.  However, we have moderated production in this business line given the current softness and uncertainties in the general real estate market. We believe the high employment level, strong incomes, wealth accumulation and good schools in these luxury regions contribute to a continued confidence and stability in these markets.  These types of construction loans typically range from $1.0 million to $5.0 million.

During the three months ended March 31, 2008 and December 31, 2007, gross commitments generated for this loan product amounted to $56.0 million and $59.2 million, respectively. The Bank’s SFR luxury home construction loans outstanding amounted to $573.1 million and $583.0 million at March 31, 2008 and December 31, 2007, respectively, net of participations sold of $53.2 million and $65.9 million, respectively. As of March 31, 2008 and December 31, 2007, the Bank had $208.8 million and $243.7 million, respectively, in undisbursed SFR luxury home construction loan commitments.

•
Commercial Construction Lending: The Bank originates commercial construction loans, which primarily include loans for the construction of office buildings, retail space, churches, and multifamily/apartment projects.  The majority of commercial construction loans are used for the construction of low-rise office buildings and medical offices.  This product is mainly originated throughout Southern California, with 28% of projects in the Inland Empire, followed by 24% and 22% of projects in Los Angeles and Orange counties of Southern California, respectively.  Commercial construction loans generated from this division typically range from $2.0 million to $25.0 million.  The Bank had a balance of $218.5 million and $198.2 million of commercial construction loans at March 31, 2008 and December 31, 2007, respectively, net of undisbursed commitments of $94.2 million and $115.9 million for the same periods, respectively.  Due to the current softness and uncertainties in the general real estate market, we have moderated production in this business line.

•
Tract Construction Lending:  The Bank has SFR tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  The majority of these loans were originated within the Inland Empire of Southern California, and the remainder were originated throughout California. This division has experienced a significant slowdown in the last several quarters, as home sales decline, inventory levels increase, and housing prices in the Inland Empire region continue to soften. The majority of the Bank’s builder clients continue to offer various buyer incentives to complete projects and move inventory in the face of declining absorption rates.  Although we cannot control many economic and market driven factors impacting this business segment, we have completed an analysis of our tract construction portfolio and we believe we are taking proactive steps to address identified risk factors within our control.

These types of construction loans typically range from $5.0 million to $20.0 million.  During the three months ended March 31, 2008 and December 31, 2007, gross commitments generated for this loan product amounted to $2.3 million and $31.5 million, respectively representing a decrease of 92.6%.  At March 31, 2008 and December 31, 2007, the Bank’s SFR tract construction loans outstanding amounted to $130.0 million and $146.6 million, respectively. This represents a reduction of tract construction loans of $16.6 million or 11.3%. While $21.3 million of the loan balance decrease resulted from the charge-off of tract construction loans, there were $7.1 million of principal paydowns and payoffs associated with this portfolio during the first quarter of 2008. As of March 31, 2008 and December 31, 2007, the Bank had $32.4 million and $57.2 million, respectively in undisbursed SFR tract construction loan commitments.

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

Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million.  The Bank had a balance of $526.2 million and $524.9 million of income property commercial real estate loans generated from this division at March 31, 2008 and December 31, 2007, respectively.  The Bank also had $45.0 million in commercial real estate loans held-for-sale at March 31, 2008 and $45.8 million at December 31, 2007.

o
Residential Real Estate:  The Bank’s residential income property loan portfolio consists primarily of multi-family/apartment loans.  These loans are originated primarily in Los Angeles and Orange counties, with some lending in the Inland Empire region.  This portfolio is currently benefiting from low home affordability as potential home buyers are choosing to remain in rental housing.

Multi-family/apartment loans typically range from $0.5 million to $5.0 million.  The Bank had a balance of $157.0 million and $149.9 million of residential income property loans at March 31, 2008 and December 31, 2007, respectively. Because multi-family/apartment loans generally command a lower yield relative to the Bank’s other lending products, it has moderated the growth of this type of loan to optimize our overall portfolio yield. The Bank had $58.1 million in multi-family/apartment loans held-for-sale at March 31, 2008 and $73.6 million at December 31, 2007.

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

1031 Exchange Services

The Exchange Companies, headquartered in Encinitas, California, act as qualified intermediaries for tax-free exchanges of real property permitted under Section 1031 of the Code.  They are nationwide providers of qualified intermediary services and are equipped to structure and administer all types of 1031 exchange transactions.  The Exchange Companies were an early provider of reverse exchanges and build to suit or improvement exchanges. Due to the slowdown in the real estate market, the number of exchange transactions and related exchange deposits has decreased in 2008 versus 2007. Our exchange balances decreased from $47.5 million at December 31, 2007 to $18.1 million at March 31, 2008 representing a decrease of $29.4 million or 61.8%.

Critical Accounting Policies and estimates

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

Our significant accounting policies are described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.  We believe that the policies described below are critical to our business operations and the understanding of our financial condition and operating results.

Allowance for Credit Losses and Impaired Loans

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

Goodwill and Intangible Assets

We recorded $2.8 million in goodwill from our acquisition of the Exchange Companies in the fourth quarter of 2007. We also took a $40.8 million write-off of our goodwill in the fourth quarter of 2007 primarily associated with our acquisition of Rancho Bank on July 31, 2006. For additional information regarding the write-down of goodwill, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Critical Accounting Policies and Estimates” in our 2007 Form 10-K.

Goodwill, which is considered to be a long-lived asset with an indefinite life, may not be amortized, in accordance with GAAP.  We evaluate goodwill at least annually for any impairment. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including market trends and multiples of companies engaged in similar lines of business and forecasts of future earnings.  If any of our assumptions in our valuation of goodwill change over time, the estimated value assigned to our goodwill could change significantly.  If our impairment analysis indicates that the fair value of the banking operations acquired is less than its carrying amount, we will write down the carrying value of goodwill through a charge to our Consolidated Statements of Operations.

We amortize core deposit intangibles over their estimated useful lives. Core deposit intangibles (“CDI”) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties.  In preparing these valuations, the third parties consider variables including deposit servicing costs, attrition rates, and market discount rates.  CDI are amortized to expense using the sum-of-the-years digits method over their useful lives, which we have estimated to be 8 years, and are reviewed for impairment no less than annually.  If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of its fair value at that time.  If the fair value is below the carrying value, the intangible asset would be reduced to such fair value and additional amortization would be recognized.

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

Results of Operations

Overview

We incurred a net loss for the three months ended March 31, 2008 of $13.3 million, as compared to net income of $5.5 million for the same period in 2007, representing a decrease of 340.6%.  On a per share basis, we had a net loss of $1.43 per common share for the three months ended March 31, 2008 and net earnings of $0.48 per diluted share for the same period in 2007, representing a 397.9% decrease.  Per share data has been retroactively adjusted for the 5% stock dividend issued in June 2007.

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

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate changes, was 7.25% at December 31, 2007. In the first quarter of 2008, the Board of Governors of the FRB decreased the targeted federal fund rate by 200 basis points to 2.25%; the prime rate, in turn, decreased to 5.25%.

For the three months ended March 31, 2008, operating results were significantly affected by a provision for loan losses of $26.9 million primarily associated with the Bank’s construction loan portfolio, write-down of assets of $3.9 million related to foreclosed real estate owned and loans held-for-sale, and loss of interest on non-accrual loans of $3.2 million.

In response to the challenging conditions in the real estate market and the broad financial services industry as well as mounting recessionary pressures in the economic environment overall, management is continually reviewing our loan portfolio and its associated credit risks. Consistent with this review, we had $27.5 million in net charge-offs, or 1.29% of average loans for the three months ended March 31, 2008 and approximately $62,000 in net charge-offs for the same period in 2007.  The risks associated with our loan portfolio necessitated an increase in our provision for loan losses in the amount of $26.9 million for the three months ended March 31, 2008 as compared to $1.2 million for the same period in 2007.  Of the provision, $3.4 million and $0.3 million was a specific valuation allowance which corresponds to specific, identified loans as of March 31, 2008 and 2007, respectively. The ALL was 2.44% and 1.04% of gross loans, excluding loans held-for-sale at March 31, 2008 and 2007, respectively and the allowance for credit losses was 2.48% and 1.09% of gross loans for the same periods, respectively.  At March 31, 2008 and December 31, 2007, we had $121.9 million and $75.4 million in non-performing loans, respectively. We had $12.6 million and $17.4 million of OREO through foreclosures at March 31, 2008 and December 31, 2007, respectively.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income, was 55.4% and 104.1% for the three months ended March 31, 2007 and 2008, respectively.  The significant increases in our efficiency ratio during the three months ended March 31, 2008 related primarily to professional service expenses associated with the internal control investigation and the Board of Director’s opposition to the Consent Solicitation, as well as the write down of OREO and loans held-for-sale.

Net Interest Income

Total interest income for the three months ended March 31, 2008 and 2007 was $42.2 million and $45.1 million, respectively, while total interest expense was $22.3 million and $22.7 million for the same periods, respectively.  Therefore, net interest income was $19.9 million and $22.5 million, respectively, for the same periods.

For the three months ended March 31, 2008, interest income from loans decreased 4.1% to $40.5 million compared to $42.2 million for the same period in 2007.  This decrease was mainly a result of the loss of $3.2 million of interest income associated with our non-accrual loans.  Beginning in 2007, the Bank implemented a strategy to moderate its loan production levels, which led to a compression of the loan portfolio. Our total loan portfolio, including loans held-for-sale, decreased $45.9 million, or 2.2%, during the first quarter of 2008.  During the three months ended March 31, 2008, the decrease in loans included $21.3 million of tract construction loan charge-offs, $32.0 million of commercial real estate loan payoffs, and $82.7 million in luxury construction loan payoffs and payments.  These decreases were offset by $74.2 million in disbursements on new and existing luxury construction loan commitments, and the sale of $14.5 million of multi-family loans held-for-sale.

We generated gross loan commitments of $101.4 million during the three months ended March 31, 2008 compared to $240.8 million in gross loan commitments during the three months ended December 31, 2007 representing a decrease of $139.4 million or 57.9%. We continue to focus on the previously stated objectives of our strategic plan, which call for the reduction of our overall risk profile, including a significant reduction of the construction and land loan portfolio, and a focus on loan portfolio management, including a rebalancing of the existing loan portfolio to produce a base of stabilized long-term earnings. We monitor our loan portfolio composition on a monthly basis to minimize risk while maximizing our loan yield.  We also evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.

For the three months ended March 31, 2008, loan fee income represented $1.6 million or 3.9% of the $40.5 million in interest and fees on loans.  For the three months ended March 31, 2007, loan fee income was $2.4 million or 5.6% of the $42.2 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans generate the majority of loan origination fee income. Our loan fee income has decreased for the three months ended March 31, 2008 as compared to the same period in 2007 due to the origination of longer duration assets, such as commercial real estate loans, causing fees to be amortized over a longer period.  The decrease in fees is a result of the strategy to diversify and reduce the risk profile of the loan portfolio and less construction loan fees.

Interest income from investment securities decreased from $2.9 million to $1.7 million for the three months ended March 31, 2007 and 2008, respectively.  Our investment portfolio decreased $38.7 million or 21.9% during the three months ended March 31, 2008, primarily as a result of principal pay downs of $4.0 million and sale of investments of $36.5 million.  These decreases in the investment portfolio caused a decrease in the related interest income. Declines in the value of our trading securities underlying our deferred compensation plan further decreased our interest income during the three months ended March 31, 2008 as compared to the same period in 2007.

Interest expense on deposits totaled $17.1 million for each of the three months period ended March 31, 2008 and 2007. Average interest bearing deposits increased slightly from $1.5 billion for the three months ended March 31, 2007 to $1.6 billion for the same period in 2008, respectively, however interest expense on deposits did not change due to recent declines in interest rates. We anticipate declines in our interest expense on interest-bearing deposits, but the speed of such declines is dependent on the lag between time deposit maturity and the repricing of other deposit products.  We continue to offer promotional deposit products, generally consisting of time and money market products, to attract and retain deposits in each of our banking center geographic locations.

Interest expense on borrowings decreased from $5.6 million for the three months ended March 31, 2007, to $5.2 million for the same period in 2008.  Average total borrowings have decreased slightly from $360.5 million for the three months ended March 31, 2007 to $358.3 million for the same period in 2008. Rates on these borrowings have decreased during the first quarter of 2008, resulting in lower interest expense than the same period in 2007.

Net Interest Margin

Commensurate with our asset contraction, for the three months ended March 31, 2008, deposits decreased by $136.8 million compared to December 31, 2007, related primarily to a decline in money market deposit accounts.  There was also a $29.4 million decrease in exchange balances, which are 1031 exchange balances associated with the exchange companies. As a result of the decline in funding deposits, we have increased our use of higher-cost borrowings, such as FHLB advances.  We will continue to focus on obtaining low cost deposits to reduce our cost of funds, and will continue to adjust and refine our asset/liability management strategy to minimize interest rate risk and maximize our net interest income.

We experienced a decrease in the yield on our total interest-earning assets from 8.4% to 7.3% for the three months ended March 31, 2007 and 2008, respectively.  The yield on our loans decreased from 8.8% to 7.7% for the three months ended March 31, 2007 and 2008, respectively. Our average loan balance was 92.1% of total average interest-earning assets for the three months ended March 31, 2008, respectively, as compared to 89.0% of total average interest-earning assets for the same period in 2007.  The yield on our loans has declined as a result of several factors, including 1) interest income lost on non-accrual loans, 2) the increase in our production of commercial real estate and commercial loans, which have a lower effective yield than our construction loan portfolio, and 3) the decrease in interest rates due to the decrease in the prime rate.

For the three months ended March 31, 2008, investment yields decreased as a result of the declines in the value of our trading securities underlying our deferred compensation plan. The average balance of investment securities decreased by $59.5 million or 24.7% as compared to the same period in 2007 due to sales and principal paydowns of mortgage-backed securities. The majority of investment securities are fixed-rate, and thus the yield from these investments does not change as the market rates change.

The cost of interest-bearing liabilities decreased from 5.0% to 4.6% for the three months ended March 31, 2007 and 2008, respectively, as a result of our declining deposit rates in a highly competitive market for deposits. We anticipate further declines in our cost of interest-bearing liabilities as high cost time deposits mature and are renewed at lower rates.

The average interest cost on FHLB advances decreased from 5.0% to 4.7% for the three months ended March 31, 2007 and 2008, respectively, as we borrowed $52.0 million less at March 31, 2008 than in the same period in 2007.  Similarly, the cost of other borrowings, comprised of federal funds purchased and draw downs on our secured and unsecured lines of credit, decreased 47 basis points from the three months ended March 31, 2007 to the same period in 2008. The decrease in average interest costs is a result of lower interest rates for the three months ended March 31, 2008 as compared to the same period in 2007.

The cost of subordinated debt decreased from 8.7% to 8.0% for the three months ended March 31, 2007 and 2008, respectively.  The cost of junior subordinated debentures decreased 100 basis points from the three months ended March 31, 2007 to the same period in 2008. The decreases in the cost of subordinated debt and junior subordinated debentures are a result of the lower interest rates in 2008, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with lower interest rates during the period, resulted in a net interest margin of 3.47% for the three months ended March 31, 2008. The margin decreased from the 4.18% level for the three months ended March 31, 2007.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2008 and 2007.  Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in thousands)	For the three months ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,129,067	$40,473	7.65%	$1,943,391	$42,211	8.81%
Investment securities (2)	151,147	1,298	3.43%	221,743	2,668	4.81%
Federal funds sold	9,577	80	3.36%	873	11	5.25%
Other investments	20,812	301	5.81%	18,452	259	5.68%
Total interest-earning assets	2,310,603	42,152	7.34%	2,184,459	45,149	8.38%
Other assets	144,583			127,932
Less: allowance for loan losses	(51,775)			(19,913)
Total average assets	$2,403,411			$2,292,478

Liabilities and Stockholders' Equity
Savings deposits (3)	$655,845	5,594	3.43%	$659,408	6,539	4.02%
Time deposits	918,600	11,513	5.04%	825,785	10,534	5.17%
FHLB advances	193,150	2,272	4.67%	205,309	2,554	5.00%
Other borrowings	44,631	771	6.84%	34,748	635	7.31%
Subordinated debt	5,000	101	7.98%	5,000	109	8.73%
Junior subordinated debentures	115,470	2,019	6.92%	115,470	2,285	7.92%
Total interest-bearing liabilities	1,932,696	22,270	4.62%	1,845,720	22,656	4.96%
Demand deposits	288,669			277,860
Exchange balances	33,679			-
Other liabilities	42,978			24,370
Total average liabilities	2,298,022			2,147,950
Total average shareholders' equity	105,389			144,528
Total average liabilities and
stockholders' equity	$2,403,411			$2,292,478

Net interest spread (4)			2.72%			3.42%
Net interest income
and net interest margin (5)		$19,882	3.47%		$22,493	4.18%

____________________

(1)
Interest on loans includes loan fees, which totaled $1.6 million and $2.4 million for the three months ended March, 31 2008 and 2007, respectively.  The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Loan Losses and Unfunded Commitments

For the three months ended March 31, 2008 and 2007 the provision for loan losses was $26.9 million and $1.2 million, respectively.

Our ALL was $48.2 million at March 31, 2008 and $48.8 million at December 31, 2007.  In the first quarter of 2008, management’s examination of our loan portfolio and the potential impact of the continued deterioration in the California real estate market resulted in a $26.9 million provision for loan losses.  In addition, also affecting the ALL are loans charged off and loans recovered.  We had net charge-offs of $27.5 million for the three months ended March 31, 2008, compared to net charge-offs of approximately $62,000 for the same period in 2007.  Of the $27.5 million in net charge-offs for the three months ended March 31, 2008, $21.3 million relate to tract construction loans and $4.7 million relate to land loans. Of the loans charged-off during the first quarter of 2008, $11.5 million were on non-accrual status at December 31, 2007.

During the three months ended March 31, 2008, we decreased our reserve for unfunded commitments by $0.2 million as a result of management’s analysis.  The reserve for unfunded commitments was $0.7 million and $1.0 million as of March 31, 2008 and December 31, 2007, respectively.  The ALL and the reserve for unfunded commitments (collectively, “allowance for credit losses”) totaled $49.0 million or 2.5%, and $49.8 million or 2.5% of gross loans, excluding loans held-for-sale at March 31, 2008 and December 31, 2007, respectively.

Although we maintain an allowance for credit losses at a level we consider to be adequate to provide for incurred losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.  The calculation for the adequacy of the allowance for credit losses, and therefore the requisite amount of the provision for loan losses, is based on several factors, including market condition, underlying loan collateral, delinquency trends, borrowers’ cash flow and historic loan loss experience.  All of these factors can change without notice based on market and economic conditions and other factors beyond our control.

Non-Interest Income

Non-interest income for the three months ended March 31, 2008 and 2007 was $0.5 million and $1.2 million, respectively, representing a decrease of $0.7 million or 61.6%.  The decrease in non-interest income was a result of a decrease in gains on sale of SBA loans and SBA broker fees due to fewer sales made during the three months ended March 31, 2008 compared to the same period in 2007. We also recorded a loss on sale of non-SBA loans of $0.1 million for the three months ended March 31, 2008. There were no sales of securities and non-SBA loans during the three months ended March 31, 2007.

To the extent we originate SBA loans, we generally sell the guaranteed portions, and have also sold the unguaranteed portion of certain SBA loans.  The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to $0.2 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.  Income from fees and service charges was $0.3 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.

Non-Interest Expense

Our non-interest expense for the three months ended March 31, 2008 and 2007 was $21.2 million and $13.1 million, respectively.  Non-interest expense consists primarily of (i) salaries and employee benefits; (ii) occupancy expense; (iii) furniture and equipment expenses; (iv) write-down of assets; (v) professional services; and (vi) and other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. We believe that seasoned and experienced banking personnel increase the likelihood of success and significant contributions to our operations, and our salary and benefit expense reflects the cost of that talent. In December 2007, we hired a Chief Information Officer to develop and implement information technology strategies and policies, as well as manage merger transitions and core system conversions.  In addition, the employment of our former President and Chief Executive Officer was terminated on January 23, 2008.  In connection with that termination of employment, our former President and Chief Executive Officer received $1.0 million in compensation.  These, as well as other changes, have increased our salaries and employee benefits expense by $0.8 million or 10.5% to $8.4 million for the three months ended March 31, 2008 as compared to $7.6 million for the same period in 2007.

(ii)
Occupancy expense amounted to $1.5 million for the three months ended March 31, 2008 in comparison to $1.4 million for the same period in 2007.  The slight increase in occupancy expense is primarily due to our new office. In March 2008, we established a new RFC in Sherman Oaks, California located in Los Angeles County.

(iii)
Furniture and equipment expense, which is mainly comprised of depreciation and maintenance expense, was $1.2 million for the three months ended March 31, 2008, compared to $1.1 million for the same period in 2007.

(iv)
Professional services increased from $0.6 million for the three months ended March 31, 2007 to $3.0 million for the three months ended March 31, 2008.  The significant increase of $2.4 million or 369.9% related to additional audit and legal costs associated with the internal control investigation and the Board of Director’s opposition to the Consent Solicitation.  In addition, we paid $0.2 million of consulting fees to our former Chief Executive Officer, in connection with his severance agreement, during the three months ended March 31, 2008.

(v)
Write-down of assets during the three months ended March 31, 2008 consisted of $3.7 million of other real estate owned and $0.2 million of loans held-for-sale.  These write-downs occurred, in part, as a result of market forces impacting the financial sector and the severe declines in real estate values in Southern California.

(vi)
Other expenses totaled $3.2 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $0.8 million or 23.5%.  The main increase in other expenses consisted of foreclosure and appraisal expenses.  Almost all categories of non-interest expense have increased from the three months ended March 31, 2007 to the same period in 2008.  The following is a breakdown of other expenses for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Other non-interest expense:
Office supplies, postage and telephone	$541	$627
Business development	583	566
Loan related	582	213
Data processing	401	345
Marketing	200	196
Insurance and assessments	473	352
Administrative	185	172
Other	209	(43)
Total other non-interest expense	$3,174	$2,428

Income Taxes

The benefit for federal and state income taxes was $14.5 million for the three months ended March 31, 2008, and the provision for federal and state income taxes was $3.9 million for the three months ended March 31, 2007. The benefit and provision for income taxes represent effective rates of 52.2% and 41.2%, respectively, for the same periods.

At March 31, 2008, there was no valuation allowance related to deferred tax assets as we believe it is more likely than not that our results of future operations and taxable income in carryback periods will provide sufficient taxable income to realize the deferred tax assets.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as of January 1, 2007.  There was no change to our beginning retained earnings in connection with the implementation of FIN 48. Furthermore, there were no items that we believe constitute as an uncertain tax position and therefore, there were no items that are expected to reverse within twelve months.

Financial Condition

Assets

In the midst of a challenging quarter and a distressed economic environment, we implemented a strategy to reduce our loan production levels resulting in a net contraction of our balance sheet.  Overall, we have compressed our balance sheet by $125.3 million, or 5.0%, during the first quarter of 2008, from $2.5 billion at December 31, 2007 to $2.4 billion at March 31, 2008. Total assets at March 31, 2008 were comprised primarily of $2.0 billion in loans, net of unearned income, $0.1 billion in loans held-for-sale and $0.1 billion in investment securities.  This represents a decrease of $29.5 million or 1.5% in loans, net of unearned income, a decrease in loans held-for-sale of $16.4 million or 13.7% and a decrease of $38.7 million or 21.9% in investment securities from December 31, 2007.

Investments

Our securities portfolio amounted to $138.6 million or 5.9% of total assets at March 31, 2008 and $177.3 million or 7.1% of total assets at December 31, 2007.  Our investment portfolio decreased during the three months ended March 31, 2008 as a result of $4.0 million of principal paydowns of our mortgage-backed securities and the sale of $36.5 million of investments. We recorded approximately $12,000 of gain in conjunction with the sale of securities during the three months ended March 31, 2008. There was no sale of investment securities during the three months ended March 31, 2007. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

Included in stockholders’ equity at March 31, 2008 and December 31, 2007 was $1.2 million and $2.5 million, respectively, of net unrealized losses (net of $0.8 million and $1.8 million estimated tax benefit, respectively) on investment securities available-for-sale.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $4.0 million for the three months ended March 31, 2008.  The estimated duration is approximately five years on such mortgage-backed securities as of March 31, 2008.

Securities with a fair value of $131.2 million and $169.2 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure FHLB borrowings and public monies as required by law.

The amortized cost and fair values of investment securities at March 31, 2008 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$5,191	$-	$(184)	$5,007

Available-for-sale securities:
U.S. agency securities	13,539	2	-	13,541
Mortgage-backed securities	119,598	127	(2,031)	117,694
Mutual funds	2,335	-	(5)	2,330
Total available-for-sale securities	135,472	129	(2,036)	133,565
Total Investment Securities	$140,663	$129	$(2,220)	$138,572

The amortized cost and fair values of investment securities at December 31, 2007 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading Securities	$5,516	$268	$-	$5,784

Available-for-sale securities:
U.S. agency securities	13,328	-	(193)	13,135
Mortgage-backed securities	160,214	9	(4,111)	156,112
Mutual funds	2,310	-	(20)	2,290
Total available-for-sale securities	175,852	9	(4,324)	171,537
Total Investment Securities	$181,368	$277	$(4,324)	$177,321

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	86,436	(2,031)	86,436	(2,031)
Mutual funds	2,230	(5)	-	-	2,230	(5)
Total	$2,230	$(5)	$86,436	$(2,031)	$88,666	$(2,036)

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

As of March 31, 2008 and December 31, 2007, we had 9 and 17 investment securities that were in an unrealized loss position, respectively.  Despite the unrealized loss position of these securities, we have concluded, as of March 31, 2008, that these investments are not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at March 31, 2008, by contractual maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds of $2.3 million and deferred compensation investments of $5.0 million are not included, as they do not have any stated maturity date.

(Dollars in thousands)
	Maturing after 10 years
	Amortized
	Cost	Fair Value
U.S. agency securities	$13,539	$13,541
Mortgage-backed securities	119,598	117,694
Total	$133,137	$131,235

Loans

We implemented actions to manage our loan production levels consistent with our strategic plan which called for the reduction of our overall risk profile, including a significant reduction of the tract construction loan portfolio, and a focus on loan portfolio management, which called for a rebalancing of the existing loan portfolio to produce a base of stabilized earnings.  During the three months ended March 31, 2008, our loan portfolio, which includes loans held-for-sale, decreased by 2.2%.  Loans, net of unearned income, decreased by $29.5 million and loans held-for-sale decreased by $16.4 million from December 31, 2007 to March 31, 2008.  During the three months ended March 31, 2008, this loan balance decrease was comprised primarily of $199.4 million in loan payoffs or principal paydowns, $27.5 million of net charge-offs and $9.5 million of net loan sales, offset by $190.5 million in disbursements on new and existing loan commitments.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market areas, which include Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California.   The concentrations of credit by type of loan are set forth below:

(Dollars in thousands)	March 31, 2008		December 31, 2007

	Balance	%	Balance	%
Commercial and industrial	$165,300	8.4%	$156,966	7.8%
Real estate construction and land:
Single-family luxury	573,104	29.0%	582,962	29.0%
Single-family tract	130,003	6.6%	146,627	7.3%
Commercial	218,499	11.0%	198,186	9.9%
Land
Single-family luxury	24,560	1.2%	22,931	1.2%
Single-family tract	59,647	3.0%	64,405	3.2%
Commercial	14,766	0.7%	15,439	0.8%
Other	906	0.0%	909	0.0%
Real estate mortgage:
Commercial	525,198	26.6%	553,531	27.6%
Multi-family residential	88,370	4.5%	93,662	4.7%
Other residential	68,584	3.5%	56,257	2.8%
Consumer loans	108,736	5.5%	115,702	5.7%
All other loans (including overdrafts)	71	0.0%	264	0.0%
	1,977,744	100.0%	2,007,841	100.0%
Less:
Unearned premium on loans	2,863	0.1%	3,272	0.2%
Deferred loan fees	(2,083)	-0.1%	(3,042)	-0.2%
Loans, net of unearned income	$1,978,524	100.0%	$2,008,071	100.0%
Loans held-for-sale	$103,061		$119,427

To the extent we originate SBA loans, we generally sell the guaranteed portions of the SBA loans to investors.  At March 31, 2008 and December 31, 2007, SBA loans totaled $12.7 million and $17.8 million, respectively, net of SBA participations sold in the amount of $57.4 million and $57.7 million, respectively.  We had $3.9 million of SBA loan participation sales during the three months ended March 31, 2008.  We also sold $14.6 million and $3.4 million in residential real estate and commercial real estate loans during the three months ended March 31, 2008, respectively.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold.  The balance of capitalized servicing rights included in other assets on our Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 was $0.7 million.  The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Servicing rights capitalized	$32	$36
Servicing rights amortized	$90	$153
Valuation allowances	$-	$-

The following table sets forth the activity relating to servicing rights for the three months ended March 31, 2008 and 2007.

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Servicing rights, beginning of year	$749	$933
Servicing rights added in period, net	32	36
Servicing rights amortized	(90)	(153)
Servicing rights, end of period	$691	$816

We had approximately $545.8 million and $563.3 million in loans pledged to secure FHLB borrowings at March 31, 2008 and December 31, 2007, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of March 31, 2008, based on the best information available.  The amount of the allowance is based on our evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The reserve for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Allowance for Loan Losses
Balance, beginning of period	$48,849	$19,689
Recoveries on loans previously charged off	311	15
Loans charged off	(27,838)	(77)
Provision for loan losses	26,900	1,200
Balance, end of period	$48,222	$20,827

Reserve for Unfunded Commitments
Balance, beginning of period	$966	$1,396
Net decrease charged to other expenses	(224)	(400)
Balance, end of period	$742	$996

Allowance for Credit Losses
Allowance for loan losses	$48,222	$20,827
Reserve for unfunded commitments	742	996
Allowance for credit losses	$48,964	$21,823

The provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” permit the valuation allowance for loan losses to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.  We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, net of selling costs.

Non-Accrual, Past Due, Restructured Loans and Other Real Estate Owned

The following table sets forth the amounts and categories of our non-performing assets and the amount of our other real estate owned at the dates indicated.

(Dollars in thousands)	As of
	March 31, 2008	December 31, 2007

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$72	$29
Real estate construction	2,335	-
Real estate-mortgage	367	-
Consumer loans	-	25
Total loans past due more than 90 days
and still accruing	$2,774	$54

Renegotiated loans	$13,934	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$892	$892
Real estate-construction	97,770	70,975
Real estate-mortgage	5,825	3,355
Consumer loans	684	140
Total non-accrual loans	$105,171	$75,362

Total non-performing loans	$121,879	$75,416

Other Real Estate Owned	$12,642	$17,375

Included in non-performing loans at March 31, 2008 were $13.9 million of troubled debt restructurings, or renegotiated loans, comprised of two commercial real estate loans.  These loans are considered troubled debt restructurings because the modified interest rates were lower than the interest rates on the original loans.  Interest income recognized on these loans during the three months ended March 31, 2008 amounted to $0.3 million.  We have no commitments to lend additional funds to this borrower.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $3.2 million for the three months ended March 31, 2008 and approximately $0.3 million for the same period in 2007.

With the continuing decline of economic conditions in California, our non-accrual loans have increased 39.6% for the three months ended March 31, 2008 as compared to December 31, 2007. At March 31, 2008 we had $121.9 million of non-performing loans and $12.6 million of other real estate owned.  Of the non-performing loan balance, $105.2 million are non-accrual loans, $2.8 million are accruing loans past due more than ninety days and $13.9 million are renegotiated loans.  Our non-accrual balance is primarily comprised of SFR tract construction loans totaling $87.0 million, luxury construction projects totaling $4.5 million, and $6.2 million of land loans for tract construction purposes.

Our OREO balance was $12.6 million and $17.4 million at March 31, 2008 and December 31, 2007 representing a decrease of $4.8 million. The decrease was primarily related to the write down of OREO of $3.7 million and $1.1 million of paydowns from sale proceeds.

The balance of OREO at March 31, 2008 includes $5.9 million in two tract loans which were transferred to OREO in the fourth quarter of 2007, a $0.6 million (net of $0.6 million in sales proceeds) SBA-guaranteed loan which was transferred to OREO in the third quarter of 2007, and a $6.1 million (net of a $5.6 million write-down) tract development land loan which was foreclosed upon in the second quarter of 2007.

The $3.7 million OREO write-down relates primarily to the tract development land foreclosure, which encompassed one hundred finished residential lots in a 1,788 unit planned development project within the Temecula Valley region of southern California.  The property was sold subsequent to March 31, 2008 for net proceeds of $6.1 million with no further loss. The company is actively pursuing disposition of the remaining foreclosed assets.

During the three months ended March 31, 2008, we recorded a specific valuation allowance of $2.8 million which relates to four of our non-accruing loans and $0.6 million which relates to three impaired substandard loans.  The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	As of
	March 31,	December 31,
	2008	2007

Impaired loans with a specific valuation allowance	$31,148	$103,732
Impaired loans without a specific valuation allowance	131,291	36,156
Total impaired loans	$162,439	$139,888

Specific valuation allowance related to impaired loans	$3,406	$20,848

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Average recorded investment in impaired loans	$135,111	$16,553
Cash receipts applied to reduce principal balance	$16,400	$5,062
Interest income recognized for cash payments	$200	$8

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities. Commensurate with our asset contraction, our deposits, which were $1.8 billion at March 31, 2008, decreased by $136.8 million or 7.1% compared to December 31, 2007.  The decrease was due mainly to a decrease in money market deposits of $123.7 million.

As of March 31, 2008, our deposits were comprised of 16.8% in non-interest bearing deposits, 24.7% in money market, 8.1% in NOW and savings deposits, and 50.4% in time deposits, while the composition of deposits was 16.4%, 29.4%, 7.0% and 47.2%, respectively, at December 31, 2007.

There was also a $29.4 million decrease in exchange balances from December 31, 2007 to March 31, 2007, which are 1031 exchange balances associated with the Exchange Companies.

Our interest-bearing deposits as of March 31, 2008 and December 31, 2007 were composed of the following:

(Dollars in thousands)	As of
	March 31, 2008	December 31, 2007
Money market deposits	$444,989	$568,713
Savings and NOW deposits	145,276	136,982
Time deposits under $100,000	335,380	360,249
Time deposits of $100,000 or more	570,327	552,803
Total	$1,495,972	$1,618,747

At March 31, 2008, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)

Three months or less	$198,407
Over three through twelve months	301,887
Over one through five years	70,033
$570,327

Borrowings

The following schedule details our short-term and long-term borrowings for the periods noted below:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Short-term borrowings:
Federal fund purchased	$1,000	$-
FHLB advances	142,000	40,000
Other borrowings	53,300	45,250
Total Short-term borrowings	196,300	85,250
Long-term borrowings:
FHLB advances	85,000	135,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Total Long-term borrowings	205,470	255,470

Total Borrowings	$401,770	$340,720

We utilize borrowings such as FHLB advances, federal funds purchased, subordinated debt, junior subordinated debentures and lines of credit as a source of funds.  As a result of the decline in funding deposits, we increased the balance of total borrowings by $61.1 million from $340.7 million at December 31, 2007 to $401.8 million at March 31, 2008.

As additional sources of funds, we had a $53.3 million secured line of credit with a correspondent bank at March 31, 2008. This line is collateralized by 100% of the Bank’s common stock. At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  VNB was granted a waiver of such financial covenant defaults as of December 31, 2007.

Effective March 16, 2008 VNB entered into a modification agreement and covenant waiver (the "Agreement") which extended the maturity date from March 15, 2008 to June 30, 2008 and extended the waiver of VNB’s financial covenant defaults through June 30, 2008. In connection with the agreement, VNB repaid $5.0 million of the outstanding balance in the second quarter of 2008 plus a lender fee in an amount equal to 0.25% of the outstanding balance. In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

There was $53.3 million and $45.3 million outstanding under this secured line of credit as of March 31, 2008 and December 31, 2007, respectively.  The outstanding balance and all accrued but unpaid interest will be payable by VNB on June 30, 2008.  Prior FRB approval will now be required in order for VNB to make this payment on the line of credit.  In the event that we are unable to make this payment on or before June 30, 2008, we will be in default under the line of credit and the correspondent bank would thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

We also had $135.6 million and $137.8 million in unsecured borrowings lines with eight correspondent banks as of March 31, 2008 and December 31, 2007, respectively. There was $1.0 million outstanding on our unsecured borrowing lines at March 31, 2008. We did not have any outstanding balance on these lines at December 31, 2007.

We have a secured borrowing line with the FHLB totaling $931.9 million as of March 31, 2008, representing 40% of the Bank’s total assets.  Subsequently, effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity to 30% of the Bank’s total assets.  We did not rely on the maximum borrowing capacity under the old limits, as the amount of all eligible assets pledged to secure the FHLB line was less than that capacity limit and continues to be below the new capacity limit of 30% of the Bank’s assets.  As such, our operations were not adversely affected by the decrease in borrowing capacity.

Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans.  FHLB advances were $227.0 million and $175.0 million at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, we had $155.0 million in putable FHLB advances with a weighted average interest rate of 4.8%.  Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances by contractual maturity consisted of the following as of March 31, 2008:

(Dollars in thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2008	3.64%	$92,000	$20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.33%	$227,000	$155,000

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments.  The effective rate as of March 31, 2008 was 5.65%.  The outstanding balance of this subordinated debt was $5.0 million at March 31, 2008 and December 31, 2007.  Prior FRB approval will now be required in order for us to make payments of interest and principal under our outstanding junior subordinated debentures.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Regulatory Actions.”

As of March 31, 2008 and December 31, 2007, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities.  Junior subordinated debentures as of March 31, 2008 consisted of the following:

(Dollars in thousands)			As of March 31, 2008
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	6.36%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	7.61%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	7.31%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	6.10%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	7.11%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	6.70%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	5.08%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	5.34%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	4.79%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	4.20%	18,557
			$3,470	5.82%	$115,470

As provided by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Our Trusts do not meet the requirements for consolidation in our Consolidated Financial Statements. We have our minority interest in our Trusts totaling $4.3 million and $4.2 million at March 31, 2008 and December 31, 2007, respectively, which are included in other assets in our Consolidated Balance Sheets.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The quantitative limits become effective on March 31, 2009, after a four-year transition period.  As of March 31, 2008, we have included the junior subordinated debentures in our Tier 1 Capital for regulatory capital purposes up to a specified limit, and the remainder is in Tier 2 Capital.  Our predominant form of capital must be Tier 1 capital, which limits the eligibility of trust preferred securities as a form of Tier 1 capital

Prior FRB approval will now be required in order for us to make payments of interest and principal under our outstanding junior subordinated debentures.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Regulatory Actions.”

Stockholders’ Equity

Stockholders’ equity was $96.2 million and $113.0 million at March 31, 2008 and December 31, 2007, respectively.  The decrease of $16.8 million in stockholders’ equity during the three months ended March 31, 2008 relates mainly to a net loss of $13.3 million, $1.5 million in preferred and common cash dividends declared and purchase of common stock of $3.3 million.

The following table sets forth the information that was used in calculating our book value per common share as of March 31, 2008 and December 31, 2007:

	As of
	March 31, 2008	December 31, 2007

Period-end shares outstanding	9,884,441	10,285,775
Unreleased and unallocated ESOP shares	(225,009)	(231,781)
Used in basic book value per common share	9,659,432	10,053,994
Warrants (1)	168,000	168,000
Used in book value per common share,
assuming exercise of warrants	9,827,432	10,221,994

Book value per common share, basic	$6.69	$8.10
Tangible book value per common share, basic (2)	$6.22	$7.64
Book value per common share, assuming
exercise of warrants	$6.98	$8.36
________________________________

(1)
Warrants were granted to institutional investors in June 2004 in conjunction with a private placement of common stock.  These warrants have an exercise price of $23.81 per share, (as adjusted for the 5% stock dividend issued in June 2007) and will expire in June 2011.

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

Our loan to deposit and borrowing ratio is another indicator of liquidity which management reviews regularly. The Bank’s net loan to deposits and borrowings ratio was 98.2% and 96.1% at March 31, 2008 and December 31, 2007, respectively.  We strive for a loan to deposit and borrowing ratio in a range based on a 10% deviation above and below the Bank’s peer group for the loan to borrowing ratio.

The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. The Bank had unsecured borrowing lines with eight correspondent banks totaling $135.6 million as well as an advance line with FHLB which allowed us to borrow up to 40% of the Bank’s total assets as of March 31, 2008.

Subsequently, effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity to 30% of the Bank’s total assets. In addition, during May 2008, we were notified in writing by three lenders that our unsecured borrowing lines have been suspended.  The suspensions account for $40.0 million in unsecured borrowing lines.  We have five remaining unsecured borrowing lines which comprise $91.7 million in aggregate borrowing capacity.

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

Capital Resources

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

Quantitative measures established by regulation to ensure capital adequacy requires us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  We believe, as of March 31, 2008, that we meet all applicable capital adequacy requirements.

We were categorized as well-capitalized based upon our ratios at March 31, 2008. However, under prompt corrective action, our regulators may not consider the Bank to be well-capitalized, even though the capital level at the Bank may exceed the minimum to be considered well-capitalized.

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

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB will not be able to appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB will not be able to make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised VNB that it in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including, without limitation, dividend payments to the holders of its common stock and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval.

Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized” (see table below).  At March 31, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 11.8%, 10.5% and 10.4%, respectively.  On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At March 31, 2008, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 9.0%, 5.2%, and 5.1%, respectively.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total capital to risk-weighted assets:
Bank	$276,584	11.80%	$187,500	8.0%	$234,400	10.0%
Consolidated	$213,789	9.04%	$189,200	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$247,048	10.54%	$93,800	4.0%	$140,600	6.0%
Consolidated	$122,653	5.18%	$94,700	4.0%	N/A	N/A

Tier 1 capital to average assets:		.
Bank	$247,048	10.40%	$95,000	4.0%	$118,800	5.0%
Consolidated	$122,653	5.11%	$96,000	4.0%	N/A	N/A

As of December 31, 2007
Total capital to risk-weighted assets:
Bank	$287,392	11.93%	$192,700	8.0%	$240,900	10.00%
Consolidated	$252,528	10.36%	$195,000	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$257,032	10.67%	$96,400	4.0%	$144,500	6.00%
Consolidated	$147,886	6.07%	$97,500	4.0%	N/A	N/A

Tier 1 capital to average assets:
Bank	$257,032	10.30%	$99,800	4.0%	$124,800	5.00%
Consolidated	$147,886	5.89%	$100,400	4.0%	N/A	N/A

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at March 31, 2008, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(10,505)	-7.2%	$1,320	1.6%
100	$(4,974)	-3.4%	$178	0.2%
-100	$3,374	2.3%	$301	0.4%
-200	$4,785	3.3%	$280	0.3%

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

We have established operating limits for changes in EVE and EAR in each rate change scenario from the base case.  At March 31, 2008, our estimated changes in EVE and EAR were within the operating limits established by the Board of Directors for well-capitalized purposes.  We will continue to monitor our interest rate risk through monitoring the relationship between capital and risk-weighted assets and the impact of changes in interest rates on EVE and EAR.

Off-Balance Sheet Arrangements

Please see Note #5 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Form 10-K. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure after the table of contents regarding such forward-looking information.

ITEM 4.  CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our 2007 Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at March 31, 2008.

Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2008, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company.  As we reported in our 2007 Form 10-K, our management identified five material weaknesses in our internal control over financial reporting as of December 31, 2007.  For a discussion of the preliminary actions that management has deemed necessary to address these material weaknesses, see “Item 9A. Controls and Procedures” in our 2007 Form 10-K.

We have made the following changes to strengthen our internal control over financial reporting during the three months ended March 31, 2008:

•	Separated the employment of senior officers who overrode the Company’s controls and negatively impacted the control environment.

•	Initiated training regarding the identification and elevation of control environment issues.

•	Modified Chief Risk Officer and Information Security Officer reporting lines to enhance communication with the Audit Committee.

•	Reorganized the information technology department and related areas under the direction of a Chief Information Officer.

•	Commenced enhancement of the information security monitoring procedures and documentation including the implementation of changes to user access, system logs and security policies.

Except as described above, there was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, a party to litigation which we believe are incidental to the operations of our business. Management is not aware of any material legal action or compliant that would have an adverse affect on the financial position, results of operation, or liquidity of the Company at March 31, 2008.

ITEM 1A.  RISK FACTORS

Refer to the risk factors listed in Item 1A. “Risk Factors” of our 2007 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended March 31, 2008.

(Dollars in thousands)				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program

January 1-31, 2008	383,500	$8.71	383,500	$16,428
February 1-29, 2008	59,292	7.72	59,292	$15,970
March 1-31, 2008	-	-	-	$15,970
Total	442,792	$8.57	442,792
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2008, Jon Salmanson and Norman Morales publicly announced their intention to solicit written shareholder consents to amend our Bylaws to permit them to nominate a slate of directors for possible election at our 2008 Annual Meeting of Shareholders.  On March 10, 2008, Messrs. Salmanson and Morales filed a Definitive Consent Solicitation with the SEC in connection with their solicitation of written shareholder consents to take the following actions without a shareholders’ meeting:

(1) amend Article II, Section 3 of the Company’s Bylaws to permit shareholders to nominate directors until the time of the Annual Meeting of Shareholders in the event that a director, chief executive officer or president of the Company resigns, is terminated or otherwise leaves office subsequent to the date that shareholders may nominate directors as set forth in the Company’s Bylaws or Nominating Committee Charter (“Proposal 1”);

(2) amend Article II, Section 2 of the Company’s Bylaws to require the Company’s Annual Meeting of Shareholders be held no earlier than the third Wednesday of May of each year and within at least thirteen (13) months of the previous Annual Meeting of Shareholders (“Proposal 2”); and

    (3) repeal each provision of the Company’s Bylaws or amendments of the Bylaws that are adopted after August 2, 2007 (the last date of reported changes)
    and before the effectiveness of the foregoing Bylaw amendments (“Proposal 3”).

On March 13, 2008, the Company filed a Definitive Consent Revocation Statement with the SEC in connection with the Board of Director’s opposition to the solicitation of written shareholder consents by Messrs. Salmanson and Morales.

On April 21, 2008, IVS Associates, Inc., the independent inspector of elections retained by the Company in connection with the solicitation of written shareholder consents by Messrs. Salmanson and Morales, certified that the Company received written consents from shareholders holding (i) 5,252,651 shares of our common stock, representing 51.39% of the outstanding shares entitled to consent, in favor of Proposal 1, (ii) 5,249,102 shares of common stock, representing 51.36% of the outstanding shares entitled to consent, in favor of Proposal 2, and (iii) 5,241,376 shares of common stock, representing 51.28% of the outstanding shares entitled to consent, in favor of Proposal 3.  As a result, each of the aforementioned proposals was approved effective as of April 21, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May 2008.

VINEYARD NATIONAL BANCORP

By:   /s/ James G. LeSieur____________________
James G. LeSieur
Interim Chief Executive Officer

By:   /s/ Gordon Fong_______________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)