Form 10-Q
period 2008-06-30
VINEYARD NATIONAL BANCORP
filed 2008-08-11
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                Large accelerated filer ☐                                                                                                                Accelerated filer ☒

                Non-accelerated filer ☐                                                                                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

10,173,026 shares of Common Stock of the registrant were outstanding at August 4, 2008.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
FORM 10-Q INDEX
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007,
AND DECEMBER 31, 2007

Forward-looking statements

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance including future earnings and financial condition. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such differences, see Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. We do not undertake, and specifically disclaim any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
ITEM 1.   Financial Statements

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(unaudited)

(Dollars in thousands)	June 30, 2008	December 31, 2007
ASSETS
Cash and due from	$27,271	$47,537
Federal funds sold	178,000	36,000
Cash and cash equivalents	205,271	83,537
Investment securities	130,694	177,321
Loans held-for-sale	64,801	119,427
Loans, net of unearned income	1,892,947	2,008,071
Less: Allowance for loan losses	(52,175)	(48,849)
Net Loans	1,840,772	1,959,222
Bank premises and equipment, net	17,225	18,326
Accrued interest	10,867	11,834
Other real estate owned	6,175	17,375
Federal Home Loan Bank ("FHLB") and other stock, at cost	20,024	25,066
Income taxes receivable, net	23,823	3,208
Deferred income tax asset	-	28,357
Goodwill and other intangibles	1,553	4,637
Other assets	43,279	34,969
TOTAL ASSETS	$2,364,484	$2,483,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$233,704	$316,905
Interest-bearing	1,711,591	1,618,747
Total Deposits	1,945,295	1,935,652
Exchange balances	23,125	47,515
FHLB advances	155,000	175,000
Other borrowings	48,300	45,250
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	42,779	46,367
TOTAL LIABILITIES	2,334,969	2,370,254
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2008 and 2007	9,665	9,665
Series D - no par value, issued and outstanding 2,300,000
shares in 2008 and 2007	21,950	21,950
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,887,591 and 10,285,775 shares
in 2008 and 2007, respectively	89,474	92,772
Additional paid-in capital	1,331	1,727
Accumulated deficit	(88,032)	(5,372)
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(4,873)	(5,168)
Accumulated other comprehensive loss	-	(2,549)
TOTAL STOCKHOLDERS' EQUITY	29,515	113,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,364,484	$2,483,279

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$34,945	$44,518	$75,418	$86,729
Interest on investment securities and federal funds sold	2,395	2,967	4,074	5,905
TOTAL INTEREST INCOME	37,340	47,485	79,492	92,634

Interest Expense
Interest on savings deposits (1)	3,554	6,513	9,148	13,052
Interest on time deposits in denominations of $100,000 or more	7,029	6,491	14,199	12,884
Interest on other time deposits	4,749	4,177	9,092	8,318
Interest on FHLB advances and other borrowings	4,753	6,934	9,916	12,517
TOTAL INTEREST EXPENSE	20,085	24,115	42,355	46,771
NET INTEREST INCOME	17,255	23,370	37,137	45,863

Provision for Loan Losses	(40,500)	(500)	(67,400)	(1,700)

NET INTEREST (LOSS) / INCOME AFTER
PROVISION FOR LOAN LOSSES	(23,245)	22,870	(30,263)	44,163

Other Income
Fees and service charges	424	416	772	899
Gain on sale of SBA loans and SBA broker fee income	4	581	174	1,181
Gain / (loss) on sale of other loans & investment securities	48	337	(83)	337
Other income	70	128	144	247
TOTAL OTHER INCOME	546	1,462	1,007	2,664

Other Expense
Salaries and employee benefits	6,593	7,856	14,982	15,450
Occupancy expense of premises	1,595	1,423	3,096	2,802
Furniture and equipment	1,010	1,052	2,213	2,131
Legal services	1,792	286	2,474	426
Audit services	674	186	1,502	361
Other professional services	1,822	360	3,352	692
Office supplies, postage and telephone	534	572	1,075	1,199
Business development	351	594	934	1,160
Loan related	1,171	267	1,753	480
Write down of assets	7,416	-	11,284	-
Other	2,020	1,578	3,488	2,600
TOTAL OTHER EXPENSES	24,978	14,174	46,153	27,301
(LOSS) / INCOME BEFORE INCOME TAXES	(47,677)	10,158	(75,409)	19,526
INCOME TAX PROVISION	20,270	4,156	5,790	8,015
NET (LOSS) / INCOME	$(67,947)	$6,002	$(81,199)	$11,511

(LOSS) / EARNINGS PER SHARE (2)
BASIC	$(7.03)	$0.54	$(8.44)	$1.03
DILUTED	$(7.03)	$0.53	$(8.44)	$1.01

CASH DIVIDENDS DECLARED PER SHARE	$-	$0.08	$0.08	$0.15
CASH DIVIDENDS PAID PER SHARE	$-	$0.08	$0.08	$0.15

See accompanying notes to consolidated financial statements.
 _________________________________

(1)	Includes savings, NOW, and money market deposit accounts.
(2)    In a loss scenario, diluted EPS equals basic EPS.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance at December 31, 2006	$9,665	10,939,310	$88,819	$2,149		$52,105	$(5,765)	$(3,913)	$143,060

Issuance of five percent stock dividend			12,309			(12,309)			-
Restricted shares surrendered to Vineyard
National Bancorp ("Company")		(3,446)	(83)						(83)
Transfer of unissued common stock to
restricted stock			1,608	(1,608)					-
Purchase of restricted stock		(36,750)		(858)					(858)
Vesting of restricted stock		17,944							-
Issuance of preferred stock	22,029								22,029
Amortization of restricted stock				546					546
Share-based compensation expense				66					66
Release of ESOP shares				(3)			278		275
Cash paid for fractional shares in
stock dividend distribution						(18)			(18)
Cash dividends declared on
preferred stock						(460)			(460)
Cash dividends declared on
common stock						(1,706)			(1,706)
Comprehensive income
Net Income					$11,511	11,511			11,511
Unrealized security holding
losses (net of $1,683
tax benefit)					(2,325)			(2,325)	(2,325)
Total comprehensive income					$9,186
Balance at June 30, 2007	$31,694	10,917,058	$102,653	$292		$49,123	$(5,487)	$(6,238)	$172,037

        (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
 (unaudited)
 (continued)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Accumulated	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	ESOP	Loss	Total
Balance at December 31, 2007	$31,615	10,285,775	$92,772	$1,727		$(5,372)	$(5,168)	$(2,549)	$113,025

Exercise of stock options		26,763	104						104
Restricted shares surrendered to the Company		(7,039)	(63)						(63)
Purchase of common stock		(383,500)	(3,339)						(3,339)
Purchase of restricted stock		(59,292)		(458)					(458)
Vesting of restricted stock		24,884							-
Amortization of restricted stock				397					397
Reversal of share-based compensation expense				(176)					(176)
Release of ESOP shares				(159)			295		136
Cash dividends declared on preferred
stock						(644)			(644)
Cash dividends declared on common
stock						(817)			(817)
Comprehensive loss
Net Loss					$(81,199)	(81,199)			(81,199)
Reclassification adjustment for
impairment on investment securities					2,549			2,549	2,549
Total comprehensive loss					$(78,650)
Balance at June 30, 2008	$31,615	9,887,591	$89,474	$1,331		$(88,032)	$(4,873)	$-	$29,515

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net (Loss) / Income	$(81,199)	$11,511
Adjustments to Reconcile Net (Loss) / Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	2,443	3,111
FHLB stock dividends	(405)	(245)
(Reversal) / recognition of share-based compensation	(239)	66
Provision for credit losses	67,376	1,300
Release of ESOP shares	136	275
Decrease in deferred tax assets	26,591	102
Loss / (gain) on sale of assets	234	(777)
Write-down of assets	11,284	-
Changes in assets and liabilities
(Increase) / decrease in other assets	(7,189)	1
(Increase) / decrease in net taxes receivable	(20,615)	4,165
Increase in unearned loan fees	(1,018)	(1,793)
(Increase) / decrease in interest receivable	967	(175)
Increase in interest payable	134	478
(Decrease) / increase in accrued expense and other liabilities	(2,242)	166
Origination and purchase of held-for-sale loans,
net of principal reductions	-	(8,258)
Proceeds from sale of held-for-sale loans	22,035	8,402
Total Adjustment	99,492	6,818
Net Cash Provided By Operating Activities	18,293	18,329

Cash Flows From Investing Activities
Proceeds from sales of mortgage-backed
securities available-for-sale	36,528	-
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	7,919	15,188
Purchase of FHLB and other stock	(1,366)	(8,452)
Redemption of FHLB stock	6,813	-
Origination and purchase of loans, net of principal reductions	61,630	(205,626)
Proceeds from sale of loans	21,359	66,341
Proceeds from sale of property, plant, and equipment	26	-
Proceeds from sale of other real estate owned	8,155	-
Capital expenditures	(772)	(363)
Net Cash Provided By / (Used In) Investing Activities	$140,292	$(132,912)

                                                                                                              (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)
(continued)

(Dollars in thousands)
	2008	2007
Cash Flows From Financing Activities
Net (decrease) / increase in non-interest bearing deposits	$(83,201)	$8,364
Net increase in interest-bearing deposits	92,844	47,715
Decrease in exchange balances	(24,390)	-
Net (decrease) / increase in FHLB advances	(20,000)	84,000
Increase / (decrease) in other borrowings	3,050	(14,000)
Purchase of common stock	(3,339)	(83)
Purchase of restricted stock	(458)	(858)
Dividends paid on preferred stock	(644)	(463)
Dividends paid on common stock	(817)	(1,706)
Proceeds from exercise of stock options	104	-
Proceeds from issuance of preferred stock	-	22,029
Cash paid in lieu of fractional shares of stock dividend	-	(18)
Net Cash (Used In) / Provided By Financing Activities	(36,851)	144,980

Net Increase in Cash and Cash Equivalents	121,734	30,397

Cash and Cash Equivalents, Beginning of year	83,537	35,129

Cash and Cash Equivalents, End of period	$205,271	$65,526

Supplementary Information
Cash paid during period for:
Interest	$42,221	$46,293
Income tax	$-	$4,500
Other non-cash items:
Charge-offs in loan portfolio	$64,630	$153
Transfers to OREO	$1,554	$11,653
Transfers from loans held-for-investment to loans held-for-sale	$64,801	$-
Transfers from loans held-for-sale to loans held-for-investment	$87,689	$-
Net change in unrealized loss on investment securities	$-	$4,008
Other than temporary impairment of investment securities	$5,459	$-
Issuance of 5% stock dividend	$-	$12,309

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Regulatory actions, Liquidity, Capital Adequacy, and Going concern considerations

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a bank holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”).

In connection with recent turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $81.2 million for the six months ended June 30, 2008 and a net loss of $40.0 million for the year ended December 31, 2007.  These losses were primarily the result of necessary considerable increases in our provision for loan losses during both periods, as well as a write-off of goodwill during 2007 and a valuation allowance provided against our deferred tax assets during the second quarter of 2008.  The culmination of net losses in recent periods has had a negative impact on our operations, liquidity and capital adequacy and has resulted in actions by our regulators to restrict our operations as noted below under Regulatory Actions. In response to those regulatory actions, we have implemented a remediation plan and are pursuing alternative capital and liquidity options.

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the Office of the Comptroller of the Currency (the “OCC”) that the Bank has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including obtaining the prior approval of the OCC and Federal Deposit Insurance Corporation (the “FDIC”).

On May 20, 2008, VNB was informed in writing by the Board of Governors of the Federal Reserve System (the “FRB”) that VNB has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including obtaining the prior approval of the FRB and FDIC.
The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including, without limitation, dividend payments to the holders of its common and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval. We are currently deferring all interest payments on our junior subordinated debentures, but we continue to accrue the associated interest expense on our Consolidated Financial Statements.

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of the Board of Directors’ internally developed and independently implemented Risk Mitigation Action Plan. Under the Consent Order, the Bank agreed, among other things, to establish a compliance committee to monitor and coordinate compliance with the Consent Order; identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer; maintain capital ratios above the statutory minimums and develop a three-year capital plan; suspend the payment of dividends without regulatory approval; limit annual loan growth; establish a program for the maintenance of adequate allowances for loan losses; adopt a written asset diversification program; review, revise and adhere to the Bank’s loan policy; ensure the use and reporting of appropriate risk rating of assets; establish an effective, independent and ongoing loan review system; take appropriate action to protect the Bank’s interest in its problem assets; ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

Capital Adequacy

As a result of the issuance of the Consent Order, among other things, the Bank is no longer deemed to be “well-capitalized” and will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.  Additionally, as a result of not being deemed “well capitalized,” the Bank’s borrowing costs and terms from the FRB, the Federal Home Loan Bank (“FHLB”) and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund and the Bank’s assessments and application fees paid to the OCC, are expected to increase.

On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At June 30, 2008, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 2.5%, 1.3%, and 1.2%, respectively, and were below the minimum requirements.  Management is currently addressing capital concerns at the Company and is actively pursuing strategic alternatives for raising capital.  VNB also expects to enter into an agreement with the FRB to address the capital needs of VNB as well as other risk management and operational matters.

On July 22, 2008, VNB notified the FRB of its election to terminate its financial holding company status.  As the sole shareholder of the Bank, VNB will remain a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As of a result of this election, the Company will continue its current banking activities, but will be unable to engage in activities such as insurance, financial advisory services, and other activities deemed by the FRB to be financial in nature. VNB’s management does not believe this election will have an adverse effect on VNB’s current operations as VNB does not engage in any activities that require it to be registered as a financial holding company.

Liquidity

Negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of IndyMac Bank by federal regulators in July 2008, has caused a significant amount of customer deposit withdrawals, thus affecting our liquidity and our ability to meet our obligations as they have come due.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset the $226.9 million in run-off of savings, NOW, and money market deposit accounts.  As a result of the issuance of the Consent Order by the OCC on July 22, 2008, however, we can no longer accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank has requested a waiver from the FDIC, but there can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will be unable to employ the use of readily available brokered deposits as a source of liquidity.

As of June 30, 2008, we were in default on our secured line of credit with a correspondent bank, as described in Note #10.  While we were able to negotiate a waiver of the events of default existing as of June 30, 2008, we have subsequently defaulted on the line of the credit as a result of the issuance of the Consent Order by the OCC on July 22, 2008.  As a result, while the maturity date has been extended to August 29, 2008, the correspondent bank is entitled to declare the outstanding principal balance and all accrued but unpaid interest on the line of credit immediately due and payable and otherwise exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.  Such rights may include foreclosing on the collateral and, subject to regulatory agency approval, acquiring 100% ownership of the Bank or selling the Bank to a third party.  As a result of the regulatory restrictions discussed above, prior FRB approval will be required for VNB to make any payments on this line of credit.

Although effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets, the Bank’s borrowing availability was limited to the amount of eligible collateral that can be pledged to secure that borrowing facility. At June 30, 2008, based on its eligible pledged loan and investment collateral, that availability was $289.4 million of which $155.0 million was outstanding; therefore, the Bank had a remaining borrowing availability of $134.4 million.

On July 24, 2008, the Bank borrowed $126.0 million from the FHLB, consisting of four $31.5 million advances with terms ranging from 9 months to 1 year.  As a result of these term borrowings, the Bank had a remaining borrowing availability of $2.2 million available against its loan and investment collateral pledged at the FHLB. The proceeds from the FHLB advances were invested in federal funds sold for liquidity needs.  At July 24, 2008 the Bank had an aggregate of $178.0 million invested in federal funds sold.

As of June 30, 2008, the Bank had no unsecured correspondent banking facilities with borrowing availability.  However, on August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and Federal Reserve Bank of San Francisco (“FRB San Francisco”) whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400 million which can be used by the FRB Discount Window in determining an available amount to us; however, the FRB Discount Window is not obligated to lend on any collateral deposited.

On July 31, 2008, the FRB notified VNB that VNB must serve as a source of financial strength to the Bank and as such, requested that management perform an analysis of the cash needs for VNB through October 31, 2008.  The FRB has further requested that any amounts not required for VNB’s operations be contributed to the Bank to support its operational needs.  Management is performing such an analysis at this time.

Going Concern

The conditions and events discussed above cast significant doubt on our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond.  We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that we will be able to arrange for sufficient liquidity or to raise additional capital in time to satisfy regulatory requirements and meet our obligations as they come due. In addition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further action, including assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. Finally, there can be no assurance that our correspondent bank will not declare us in default or that the exploration of strategic alternatives will result in an infusion of sufficient additional capital.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our inability to repay the outstanding principal balance of our debt or from any extraordinary regulatory action, either of which would affect our ability to continue as a going concern.

Beginning in 2007, and continuing into 2008, we have established the following five primary objectives as a basis to reduce risk, refocus on core operations and reposition the Company in the current operating environment to achieve the long-term success of our franchise.

1)
Reduce our Overall Risk Profile: This objective includes the significant reduction of single family residential tract construction lending and related land development projects, enhanced borrower sponsorship requirements, increased and expanded core deposit growth, expanded business and commercial real estate lending in supportive sub-markets, and enhanced balance sheet management;

2)
Loan Portfolio Management: In order to produce a base of stabilized long-term earnings, we will seek to proactively rebalance the existing loan portfolio and diversify new business generation to reduce our risk profile, meet our targeted concentration ranges within sub-markets and sub-portfolios, and maintain an overall portfolio yield consistent with quality and sustainable returns;

3)
Liquidity Enhancement and Funding Cost Reduction: We will seek to reduce our funding costs by an intensified focus on lower cost core deposits, cash management driven business relationships, the effective repricing of our time deposit portfolio in a decreasing interest rate environment, and reduction of our reliance on higher costing liabilities;

4)
Corporate Reallocation and Reorganization: To improve our operating efficiencies, we will continually review our resource allocation to ensure the optimum allocation of talent among functions. We seek to continue to deploy and redeploy resources, both personnel and other operating costs, toward achievement of our objectives; and

5)
Protection and Preservation of Capital:  We will focus on protecting and preserving capital. Income from the Bank, in the long term, is expected to be a contributor to increasing capital and accretive to our risk based capital ratios. In light of current economic conditions and to address the deterioration in the loan portfolio, we have significantly curtailed new loan generation, which combined with loan sales and repayments may make additional capital available. In addition, in order to address the financial impact of the abrupt and severe decline in real estate values and the potential continuing deterioration in the loan portfolio, we will also pursue strategic alternatives, which may include a significant capital raise, to strengthen our capital.

Note #2 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four regional financial centers (“RFCs”) within Santa Clara, Ventura, Orange and Los Angeles counties of California, respectively. RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank is our principal asset.  In addition to the Bank, VNB has consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which act as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and a variable interest entity, the Pomona Fox Theater Investment Fund, LLC (the “Pomona Fox Investment”), which has been consolidated on our Financial Statements in accordance with  Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). The Pomona Fox Investment represents a $9.1 million Community Reinvestment Act renovation project of which we have a majority interest.  VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities.

We are dedicated to relationship banking and the success of our customers.  We are primarily involved in attracting deposits from individuals and businesses and using those deposits, together with borrowed funds and capital, to originate loans.  We focus on serving the needs of commercial businesses, individuals, and other private and public organizations.

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry.  In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our Consolidated Financial Position at June 30, 2008 and December 31, 2007, the results of operations for each of the three and six months ended June 30, 2008 and 2007, and changes in stockholders’ equity and comprehensive income/(loss) and results of cash flows for each of the six months ended June 30, 2008 and 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). The unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Our results of operations for the three and six months ended June 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

Significant Accounting and Reporting Policies

The following significant accounting and reporting policies are consistent with our accounting and reporting policies included in our 2007 Form 10-K. Our significant accounting and reporting policies are described in more detail in Item 8. Financial Statements and Supplementary Data; Note #2 – Summary of Significant Accounting Policies in our 2007 Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements include accounts of VNB, the Bank, the Exchange Companies and the Pomona Fox Investment.  Inter-company balances and transactions have been eliminated in consolidation.

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans, the determination of non-performing and criticized loans, the valuation of loans held-for-sale, the valuation of deferred tax assets and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Other Real Estate Owned
OREO, which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate. Thereafter, OREO is carried at the lower of the new carrying amount, or the estimated fair value less estimated selling costs of the related real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses (“ALL”). Expenses to operate and hold the properties are expensed as incurred and included in other non-interest expense. Subsequent declines in the fair value of OREO below the new cost basis are recorded through the use of a valuation allowance by charges to other expense. In connection with the determination of the foreclosed real estate values, management obtains independent, third-party appraisals for significant properties.  We had $6.2 million and $17.4 million in OREO on our Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively.  We recognized $0.6 million and $4.3 million of impairment charges to reflect declines in the fair values of OREO held during the three and six months ended June 30, 2008, respectively.

Loans Held for Sale

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated market value. At the time of transfer from loans held-for-investment to loans held-for-sale, any write-down in the loan’s cost basis attributable to its credit quality is reflected with a corresponding decrease in the ALL.  Net unrealized losses are recognized through a valuation allowance by charges to expense.  Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying amount of the loans sold. Net gains and losses on sales of loans are included in non-interest income.  During the second quarter of 2008, we transferred $87.7 million of commercial real estate and multifamily loans from held-for-sale status to the held-for-investment portfolio.  Additionally, we transferred $64.8 million of tract construction and land loans to held-for-sale status, reflecting management’s intent to sell these portfolios of loans.

Allowance for Credit Losses

The ALL and the reserve for unfunded commitments, when combined, are referred to as the allowance for credit losses.

The ALL is maintained at a level which, in our judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the ALL is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

Loans are charged off in whole or in part when the receivable is considered uncollectible or when its carrying value has decreased significantly in value.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note #3 – Recently Issued Accounting Pronouncements

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

Note #4 - Share-Based Compensation

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

We did not grant any stock options during the three and six months ended June 30, 2008. During the six months ended June 30, 2007, we granted 52,500 stock option awards to our former President and Chief Executive Officer, in accordance with the terms of his employment contract.  The assumptions relating to the stock option grant occurring in the six months ended June 30, 2007 were as follows:

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

A summary of stock option activity during the six months ended June 30, 2008 and 2007 is presented below:

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	390,850	$8.60	3.89 years	$-
Granted	-	-	-	-
Exercised	(26,763)	3.89	-	-
Forfeited or expired	(105,000)	21.25	-	-
Outstanding at June 30, 2008	259,087	$3.97	3.68 years	$(49)
Exercisable at June 30, 2008	259,087	$3.97	3.68 years	$(49)

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$-
Granted	52,500	21.44	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2007	441,079	$8.01	4.43 years	$6,598
Exercisable at June 30, 2007	336,079	$3.87	4.72 years	$6,419

As of June 30, 2008, there were no unvested stock options outstanding. A summary of the status of our non-vested stock options as of December 31, 2007 and changes during the six months ended June 30, 2008 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	105,000	$4.78
Granted	-	-
Vested	-	-
Forfeited or expired	(105,000)	4.78
Nonvested at June 30, 2008	-	$-

A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at June 30, 2007	105,000	$4.78

Restricted Share Awards

We grant restricted share awards periodically to employees and directors.  Restricted shares generally cliff vest after four years of service.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We recorded compensation expense relating to restricted share awards, which amounted to approximately $10,000 and $0.4 million for the three and six months ended June 30, 2008, respectively, as compared to $0.4 million and $0.5 million for the same periods in 2007, respectively.  As of June 30, 2008, we had $4.6 million of non-vested restricted share awards, with a weighted average life to vest of 2.9 years, which are included in “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the changes during the six months ended June 30, 2008 is presented in the table below:

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2007	298,466	$23.72
Granted	66,925	7.27
Forfeited	(55,072)	22.19
Vested	(24,884)	21.38
Outstanding at June 30, 2008	285,435	$24.55

Note #5 – Dividends

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

At June 30, 2008, we had an accumulated deficit of $88.0 million and did not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.

The banking agencies also have the authority to prohibit VNB from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that VNB must act as a source of financial and managerial strength to the Bank.  In this regard, the FRB has advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including dividend payments to the holders of its common stock and preferred stock, without prior FRB approval.  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit VNB from paying any dividends if the Bank were to be classified as “undercapitalized.”

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

The following table presents a summary of our commitments and contingent liabilities as of June 30, 2008 and December 31, 2007:

(Dollars in thousands)	As of
	June 30, 2008	December 31, 2007
Commitments to extend credit	$390,501	$618,336
Commitments to extend credit
to directors and officers	$430	$365
Standby letters of credit	$6,243	$7,425
Commercial letters of credit	$-	$-

Legal Proceedings

In the ordinary course of business, we are, from time to time, a party to litigation which we believe is incidental to the operations of our business. We are not aware of any material legal action or complaint asserted against us that would have an adverse affect on our financial position, results of operation, or liquidity of the Company at June 30, 2008, other than the Consent Order by the OCC discussed above and in Note #13 below.

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock.  The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized $0.1 million of compensation expense for the release of ESOP shares for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.3 million of compensation expense for the same periods in 2007, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released.  As of December 31, 2007, the ESOP had allocated 81,119 shares to participants. During the six months ended June 30, 2008, 4,410 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 76,709 allocated shares as of June 30, 2008. In January and April 2008, the ESOP released 6,772 and 7,079 shares, respectively in conjunction with paydowns of the ESOP loan.  All shares released during 2008 will be allocated to participants in December 2008.

As of June 30, 2008, 76,709 of the ESOP shares were allocated to participants, and an additional 18,261 shares were released but unallocated to participants.  The 236,191 unallocated shares represented 2.4% of the total number of common shares outstanding at June 30, 2008.  The fair value of unallocated ESOP shares as of June 30, 2008 was $0.9 million.

Note #8 – Income / (Loss) per Common and Common Equivalent Share

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

The following is a reconciliation of net income/(loss) and shares outstanding to the income/(loss) and number of shares used to compute EPS.

(Dollars in thousands)	Three Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
Net (loss) / income as reported	$(67,947)		$6,002
Less: Preferred stock dividends declared	-		(231)
Shares outstanding at end of period		9,887,591		10,917,058
Unreleased and unallocated ESOP shares		(217,930)		(245,368)
Impact of weighting shares
issued during the period		(3,115)		(1,259)
Used in basic EPS	$(67,947)	9,666,546	$5,771	10,670,431
Dilutive effect of outstanding
stock options and warrants		-		267,891
Used in diluted EPS (1)	$(67,947)	9,666,546	$5,771	10,938,322

(Dollars in thousands)	Six Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
Net (loss) / income as reported	$(81,199)		$11,511
Less: Preferred stock dividends declared	(644)		(460)
Shares outstanding at end of period		9,887,591		10,917,058
Unreleased and unallocated ESOP shares		(217,930)		(245,368)
Impact of weighting shares
issued during the period		28,628		6,510
Used in basic EPS	$(81,843)	9,698,289	$11,051	10,678,200
Dilutive effect of outstanding
stock options and warrants		-		263,734
Used in diluted EPS (1)	$(81,843)	9,698,289	$11,051	10,941,934
 ______________

(1)
In accordance with SFAS No. 128 “Earnings per Share”, due to the net loss for the three and six months ended June 30, 2008, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

Note #9 - Fair Value Disclosure

Effective January 1, 2008, we adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  In accordance with FASB Statement of Position, FSP No. 157-2, we have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities, such as fixed assets, goodwill, intangibles and OREO.  Fair value is measured in levels, which are described in more detail below, and are determined based on the observability and reliability of the assumptions used to determine fair value.

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

(Dollars in thousands)	At June 30, 2008
	Total	(Level 1)	(Level 2)	(Level 3)

Trading securities	$4,457	$4,457	$-	$-
Available-for-sale securities	126,237	-	126,237	-
Total	$130,694	$4,457	$126,237	$-

We may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  During the six months ended June 30, 2008, we measured loans held-for-sale, collateral dependent impaired loans and OREO at fair value.  For these assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2008, the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the quarter ended June 30, 2008.

					Quarter ended
(Dollars in thousands)	At June 30, 2008				June 30, 2008
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
Loans held-for-sale	$64,801	$-	$-	$64,801	$-
Impaired loans (1)	271,553	-	-	271,553	(18,113)
OREO (2)	6,175	-	-	6,175	(600)
Total	$342,529	$-	$-	$342,529	$(18,713)
____________

(1)	Represents carrying value of impaired loans net of corresponding specific reserve in the ALL.
(2)	Represents the carrying value and related losses of foreclosed real estate owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Because we did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that we measured at fair value during the six months ended June 30, 2008.

Note #10 - Line of Credit Modifications and Event of Default

We had $48.3 million and $45.3 million outstanding under a secured line of credit with a correspondent bank at June 30, 2008 and December 31, 2007, respectively. This line is collateralized by 100% of the Bank’s common stock. At December 31, 2007, VNB was in default on this line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  The lender waived the requirement to comply with these financial covenants as of December 31, 2007.

Effective March 15, 2008, VNB entered into a Third Modification Agreement and Covenant Waiver (the "Third Modification") which, among other things, extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008, extended the waiver of certain financial covenant failures of VNB through June 30, 2008, and increased the interest rate on the outstanding balance of the line of credit by eighty basis points to LIBOR plus 3.05%. VNB repaid $5.0 million of the outstanding balance in the second quarter of 2008 plus a lender fee in an amount equal to 0.25% of the outstanding balance of the line of credit, or $0.1 million, in connection with the Third Modification. In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

On July 1, 2008, VNB entered into a Fourth Modification Agreement and Covenant Waiver (the “Fourth Modification”) which, among other things, extended the maturity date of the line of credit from June 30, 2008 to August 29, 2008, granted and/or extended the waiver of certain financial and other covenant failures of VNB through August 29, 2008, and increased the interest rate on the outstanding balance of the line of credit by forty-five basis points to LIBOR plus 3.50%.  VNB paid a lender fee in an amount equal to 0.25% of the outstanding balance of the line of credit, or $0.1 million, in connection with the Fourth Modification.

On July 24, 2008, VNB notified the correspondent bank of, and requested a waiver with respect to, an event of default under the line of credit occurring as a result of the issuance of the Consent Order by the OCC on July 22, 2008.  Unless the correspondent bank elects to waive this event of default, it will be entitled to declare the outstanding principal balance and all accrued but unpaid interest on the line of credit immediately due and payable and otherwise exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

The outstanding balance and all accrued but unpaid interest will be payable by VNB on August 29, 2008, or earlier if the correspondent bank exercises its right to declare the outstanding principal balance and all accrued but unpaid interest immediately due and payable as a result of the event of default triggered by the issuance of the Consent Order.  In the event that VNB is unable to repay the outstanding balance and all accrued but unpaid interest when due, the correspondent bank will thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.  Such rights may include foreclosing on the collateral and, subject to regulatory agency approval, acquiring 100% ownership of the Bank or selling the Bank to a third party.

As a result of the regulatory restrictions discussed in Note #1 above, prior FRB approval will be required for VNB to make this or any other payment on the line of credit.

Note #11 – Income Taxes

As a result of the following items, the total income tax provision / (benefit) for the six months ended June 30, 2008 and the year ended December 31, 2007 was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes:

(Dollars in thousands)	Six Months Ended June 30,
	2008		2007
		Percent		Percent
		of Pretax		of Pretax
	Amount	Loss	Amount	Income
Federal rate	$(26,393)	35.0%	$6,834	35.0%
Changes due to state income
tax, net of federal tax benefit	(5,352)	7.1%	1,367	7.0%
Change in valuation allowance	38,271	-50.7%	-	0.0%
Other	(736)	0.9%	(186)	-1.0%
Total	$5,790	-7.7%	$8,015	41.0%

At June 30, 2008, we had estimated $43.2 million of gross deferred tax assets and estimated $5.0 million of gross deferred tax liabilities which were composed of tax-affected cumulative timing differences.  Management concluded that it is not more likely than not that the $38.2 million of net deferred tax asset will be utilized in light of the uncertainties surrounding our ability to generate future taxable income.  Therefore, at June 30, 2008, we provided a $38.2 million valuation allowance against our entire net deferred tax asset.

To the extent that we can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be reduced.  If the valuation allowance is reduced, future tax benefits would be recognized that would have a positive impact on our net income and stockholder's equity.

As of June 30, 2008, we had a current net income tax receivable of $23.8 million.  $21.9 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.  Any remaining net operating losses generated in the current year, which would expire in 2028, remain available to offset future taxable income.

Income tax provision for the three months ended June 30, 2008 was $20.3 million, primarily as a result of providing a full valuation allowance against our entire deferred tax asset.

Note #12 – Capital Requirements

On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At June 30, 2008, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 2.5%, 1.3%, and 1.2%, respectively, and were below the minimum requirements.  Management is currently addressing capital concerns at the Company and is actively pursuing strategic alternatives for raising capital.  VNB also expects to enter into an agreement with the FRB to address the capital needs of VNB as well as other risk management and operational matters.

Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized”.  At June 30, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 9.8%, 8.5% and 8.1%, respectively.  The Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  As a result of not being “well capitalized,” the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund and the Bank’s assessments and application fees paid to the OCC, are expected to increase.

The Consent Order that was issued by the OCC on July 22, 2008 requires the Bank to maintain Tier 1 capital at least equal to nine percent (9%) of adjusted total assets and total risk-based capital at least equal to eleven percent (11%) of risk weighted assets.

Note #13 – Subsequent Events

OCC Consent Order

As previously noted, on July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of the Board of Directors’ internally developed and independently implemented Risk Mitigation Action Plan.

Under the Consent Order, the Bank agreed, among other things, to establish a compliance committee to monitor and coordinate compliance with the Consent Order; identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer; maintain capital ratios above the statutory minimums and develop a three-year capital plan; suspend the payment of dividends without regulatory approval; limit annual loan growth; establish a program for the maintenance of adequate allowances for loan losses; adopt a written asset diversification program; review, revise and adhere to the Bank’s loan policy; ensure the use and reporting of appropriate risk rating of assets; establish an effective, independent and ongoing loan review system; take appropriate action to protect the Bank’s interest in its problem assets; ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

As a result of the issuance of the Consent Order, among other things, the Bank will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.

Termination of Financial Holding Company Status

On July 22, 2008, VNB notified the FRB of its election to terminate its financial holding company status.  As the sole shareholder of the Bank, VNB will remain a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  As of a result of this election, the company will continue its current banking activities, but will be unable to engage in activities such as insurance, financial advisory services, and other activities deemed by the FRB to be financial in nature. VNB’s management does not believe this election will have an adverse effect on VNB’s current operations as VNB does not engage in any activities that require it to be registered as a financial holding company.

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

General Business and Organization

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a bank holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”). The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as four regional financial centers (“RFCs”) within Santa Clara, Ventura, Orange and Los Angeles counties of California, respectively. RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.  The Bank is our principal asset.  In addition to the Bank, VNB has consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which act as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company also has a variable interest entity, the Pomona Fox Investment, which has been consolidated under FASB Interpretation No. 46(R).  VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities. At June 30, 2008, we had consolidated total assets of $2.4 billion, total deposits of $1.9 billion and consolidated stockholders’ equity of $29.5 million.

Executive Overview

We reported a net loss for the three and six monthsended June 30, 2008 of $67.9 million and $81.2million,respectively, compared to net income of $6.0 million and $11.5 million for the same periods in 2007, respectively. Our results of operations during the three and six months ended June 30, 2008 resulted in a loss of $7.03 and $8.44 per common share,respectively,compared with diluted earnings per common share of $0.53 and$1.01, for the same periodsin 2007, respectively. The net loss for the three and six months ended June 30,2008 was due primarily to $40.5millionand $67.4 million, respectively,of provision for loan losses principally associated with our land and tract construction loan portfolios.  In addition, during the second quarter of 2008, we recorded an income tax provision of $20.3 million, primarily as a result of establishing a valuation allowance against our entire deferred tax asset.  Management determined that the future realizability of our deferred tax asset was uncertain given our current pre-tax operating losses and the overall business environment in which we currently operate.

In the midst of a distressed economic environment, we continued our strategy to reduce our loan production levels and achieved a net contraction of our balance sheet.  Overall, we have contracted our balance sheet by $118.8 million, or 4.8%, during the six months ended June 30, 2008, from $2.5 billion at December 31, 2007 to $2.4 billion at June 30, 2008.

At June 30, 2008, we had $1.9 billion in loans, net of unearned income and $64.8 million of loans held-for-sale.  Loans, net of unearned income decreased $115.1 million during the first six months of 2008 largely as a result of $64.1 million in charge-offs. At June 30, 2008, our gross loan portfolio, excluding loans held-for-sale was comprised of 47.1% construction and land loans, 27.9% commercial real estate loans, 10.2% residential real estate loans, 9.5% commercial loans, and 5.3% consumer loans.  The majority of our loans are originated in our primary market areas throughout Southern and Northern California.  The loans held-for-sale at June 30, 2008 consisted of $50.1 million of tract construction loans and $13.9 million of land loans.

Total deposits at June 30, 2008 were $1.9 billion, consistent with their $1.9 billion level at December 31, 2007.  During the first half of 2008, money market accounts decreased by $201.8 million while we have increased our brokered time deposits by $266.3 million.  Our deposit portfolio at June 30, 2008 was comprised of 63.4% in time certificate of deposits, 24.6% in savings deposits (which include money market, NOW, and savings deposits) and 12.0% in demand deposits.  At June 30, 2008, we had $23.1 million of exchange balances, a $24.4 million decrease from its December 31, 2007 level.  Exchange balances are 1031 exchange balances associated with the Exchange Companies.  We continue to pursue lower cost non-interest bearing deposits in order to reduce our cost of funds.

Significant Events

The following information provides an overview of significant events that occurred in the second quarter of 2008 and significant subsequent events.

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the OCC that the Bank has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including obtaining the prior approval of the OCC and FDIC.

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including obtaining the prior approval of the FRB and FDIC.

The FRB has also advised VNB that in light of VNB’s obligation to serve as a source of financial and managerial strength to the Bank, VNB may not make payments to third parties, including, without limitation, dividend payments to the holders of its common and preferred stock, payments of interest and principal to its creditors, and payments for salaries and other operating expenses, without prior FRB approval. We are currently deferring all interest payments on our junior subordinated debentures, but we continue to accrue the associated interest expense on our Consolidated Financial Statements.

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of the Board of Directors’ internally developed and independently implemented Risk Mitigation Action Plan. Under the Consent Order, the Bank agreed, among other things, to establish a compliance committee to monitor and coordinate compliance with the Consent Order; identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer; maintain capital ratios above the statutory minimums and develop a three-year capital plan; suspend the payment of dividends without regulatory approval; limit annual loan growth; establish a program for the maintenance of adequate allowances for loan losses; adopt a written asset diversification program; review, revise and adhere to the Bank’s loan policy; ensure the use and reporting of appropriate risk rating of assets; establish an effective, independent and ongoing loan review system; take appropriate action to protect the Bank’s interest in its problem assets; ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

As a result of the issuance of the Consent Order, among other things, the Bank will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.

Line of Credit Modifications and Event of Default

We had $48.3 million and $45.3 million outstanding under a secured line of credit with a correspondent bank at June 30, 2008 and December 31, 2007, respectively. This line is collateralized by 100% of the Bank’s common stock. At December 31, 2007, VNB was in default on this line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  The lender waived the requirement to comply with these financial covenants as of December 31, 2007.

Effective March 15, 2008, VNB entered into a Third Modification Agreement and Covenant Waiver (the "Third Modification") which, among other things, extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008, extended the waiver of certain financial covenant failures of VNB through June 30, 2008, and increased the interest rate on the outstanding balance of the line of credit by eighty basis points to LIBOR plus 3.05%. VNB repaid $5.0 million of the outstanding balance in the second quarter of 2008 plus a lender fee in an amount equal to 0.25% of the outstanding balance of the line of credit, or $0.1 million, in connection with the Third Modification. In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

On July 1, 2008, VNB entered into a Fourth Modification Agreement and Covenant Waiver (the “Fourth Modification”) which, among other things, extended the maturity date of the line of credit from June 30, 2008 to August 29, 2008, granted and/or extended the waiver of certain financial and other covenant failures of VNB through August 29, 2008, and increased the interest rate on the outstanding balance of the line of credit by forty-five basis points to LIBOR plus 3.50%.  VNB paid a lender fee in an amount equal to 0.25% of the outstanding balance of the line of credit, or $0.1 million, in connection with the Fourth Modification.

On July 24, 2008, VNB notified the correspondent bank of, and requested a waiver with respect to, an event of default under the line of credit occurring as a result of the issuance of the Consent Order by the OCC on July 22, 2008.  Unless the correspondent bank elects to waive this event of default, it will be entitled to declare the outstanding principal balance and all accrued but unpaid interest on the line of credit immediately due and payable and otherwise exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

The outstanding balance and all accrued but unpaid interest will be payable by VNB on August 29, 2008, or earlier if the correspondent bank exercises its right to declare the outstanding principal balance and all accrued but unpaid interest immediately due and payable as a result of the event of default triggered by the issuance of the Consent Order.  In the event that VNB is unable to repay the outstanding balance and all accrued but unpaid interest when due, the correspondent bank will thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.  Such rights may include foreclosing on the collateral and, subject to regulatory agency approval, acquiring 100% ownership of the Bank or selling the Bank to a third party.

As a result of the regulatory restrictions discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Significant Events – Regulatory Actions,” prior FRB approval will be required for VNB to make this or any other payment on the line of credit.

Strategic capital initiatives

On May 1, 2008, we announced that we had engaged financial advisors to explore strategic alternatives, including potential significant capital raises, in order to address the financial impact of the abrupt and severe decline in real estate values and the consequent increase in our provision for loan losses, and that we were in discussions with a third party regarding a potential recapitalization transaction.  On June 12, 2008, we announced that discussions with that third party had terminated, and that we had directed our financial advisor, Sandler O’Neill + Partners, L.P., to continue to explore strategic alternatives.

Continued Stock Listing

On May 22, 2008, we announced that we have regained compliance with the requirements for continued listing on the NASDAQ Global Select Market and the American Stock Exchange, following the filing of our 2007Form 10-K and the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 on May 21, 2008. As a result, the previously announced reviews of our listing status by the NASDAQ Stock Market and the American Stock Exchange have been closed.  Except to the extent subsequent events impair our eligibility, we expect that our common stock will continue to be listed on The NASDAQ Global Select Market and our 7.5% Series D Noncumulative Preferred Stock continue to be listed on the American Stock Exchange.

Consent Solicitation and Proxy Contest

On April 21, 2008, IVS Associates, Inc., the independent inspector of elections retained by VNB in connection with the solicitation of written shareholder consents by our former President and Chief Executive Officer, Norman A. Morales, and a stockbroker, Jon Salmanson, certified that the Bylaw amendments proposed by Messrs. Morales and Salmanson were approved by our shareholders.  Messrs. Morales and Salmanson subsequently submitted a slate of seven alternative nominees to stand for election at our 2008 Annual Meeting of Shareholders.

On August 4, 2008, Messrs. Morales and Salmanson announced that due to the inability to gain approval from the holding company regulators for Mr. Morales to serve as the Company's President and Chief Executive Officer and as a director, Mr. Morales withdrew his application and will not serve as a director of the Company if elected. Following his withdrawal, Thomas Koss II has also decided that he would not serve as a director if elected. However, Messrs. Salmanson and Morales continued to support the election of the remaining nominated slate of five directors.

Termination of Financial Holding Company Status

On July 22, 2008, VNB notified the FRB of its election to terminate its financial holding company status.  As the sole shareholder of the Bank, VNB will remain a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  As of a result of this election, the company will continue its current banking activities, but will be unable to engage in activities such as insurance, financial advisory services, and other activities deemed by the FRB to be financial in nature. VNB’s management does not believe this election will have an adverse effect on VNB’s current operations as VNB does not engage in any activities that require it to be registered as a financial holding company.

Our Strategic Plan

As we move forward in the development of our long-term business plans and initiatives, we continue to focus on the foundational principles for a customer relationship management business approach which includes the core values of creativity, integrity and flexibility.  In light of current real estate market and general economic conditions, we have intensified our focus on risk reduction through a restructuring of our balance sheet, protection and preservation of capital, and the enhancement of shareholder value.

We recognize that the current challenging real estate and operating environments require a disciplined focus to achieve quality core earnings with a reduced risk profile. Beginning in 2007, and continuing into 2008, we have established the following five primary objectives as a basis to reduce risk, refocus on core operations and reposition the Company in the current operating environment to achieve the long-term success of our franchise.

1)
Reduce our Overall Risk Profile: This objective includes the significant reduction of single family residential tract construction lending and related land development projects, enhanced borrower sponsorship requirements, increased and expanded core deposit growth, expanded business and commercial real estate lending in supportive sub-markets, and enhanced balance sheet management;

2)
Loan Portfolio Management: In order to produce a base of stabilized long-term earnings, we will seek to proactively rebalance the existing loan portfolio and diversify new business generation to reduce our risk profile, meet our targeted concentration ranges within sub-markets and sub-portfolios, and maintain an overall portfolio yield consistent with quality and sustainable returns;

3)
Liquidity Enhancement and Funding Cost Reduction: We will seek to reduce our funding costs by an intensified focus on lower cost core deposits, cash management driven business relationships, the effective repricing of our time deposit portfolio in a decreasing interest rate environment, and reduction of our reliance on higher costing liabilities;

4)
Corporate Reallocation and Reorganization: To improve our operating efficiencies, we will continually review our resource allocation to ensure the optimum allocation of talent among functions. We seek to continue to deploy and redeploy resources, both personnel and other operating costs, toward achievement of our objectives; and

5)
Protection and Preservation of Capital:  We will focus on protecting and preserving capital. Income from the Bank, in the long term, is expected to be a contributor to increasing capital and accretive to our risk based capital ratios. In light of current economic conditions and to address the deterioration in the loan portfolio, we have significantly curtailed new loan generation, which combined with loan sales and repayments may make additional capital available. In addition, in order to address the financial impact of the abrupt and severe decline in real estate values and the potential continuing deterioration in the loan portfolio, we will also pursue strategic alternatives, which may include a significant capital raise, to strengthen our capital.

Liquidity and Capital Adequacy Considerations

In connection with recent turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $81.2 million for the six months ended June 30, 2008 and a net loss of $40.0 million for the year ended December 31, 2007.  These losses were primarily the result of considerable increases in our provision for loan losses during both periods, as well as a write-off of goodwill during 2007 and a valuation allowance provided against our deferred tax asset during the second quarter of 2008.

Negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of IndyMac Bank by federal regulators in July 2008, has caused a significant amount of customer deposit withdrawals, thus affecting our liquidity and our ability to meet our obligations as they have come due.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset the $226.9 million in run-off of savings, NOW and money market deposit accounts.  As a result of the issuance of the Consent Order by the OCC on July 22, 2008, however, we can no longer accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank has requested a waiver from the FDIC, but there can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

As of June 30, 2008, we were in default on our secured line of credit with a correspondent bank, as described Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events – Line of Credit Modifications and Event of Default.”  While we were able to negotiate a waiver of the events of default existing as of June 30, 2008, we have subsequently defaulted on the line of the credit as a result of the issuance of the Consent Order.  As a result, while the maturity date has been extended to August 29, 2008, the correspondent bank is entitled to declare the outstanding principal balance and all accrued but unpaid interest on the line of credit immediately due and payable and otherwise exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.  Such rights may include foreclosing on the collateral and, subject to regulatory agency approval, acquiring 100% ownership of the Bank or selling the Bank to a third party.

As a result of regulatory restrictions on VNB, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Significant Events – Regulatory Actions” above, prior FRB approval will now be required for VNB to make any payment on the line of credit.

On July 31, 2008, the FRB notified VNB that VNB must serve as a source of financial strength to the Bank and as such, requested that management perform an analysis of the cash needs for VNB through October 31, 2008.  The FRB has further requested that any amounts not required for VNB’s operations be contributed to the Bank to support its operational needs.  Management is performing such an analysis at this time.

Although effective April 21, 2008, the Federal Home Loan Bank (“FHLB”) reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets, the Bank’s borrowing availability was limited to the amount of eligible collateral that can be pledged to secure that borrowing facility. At June 30, 2008, based on its eligible pledged loan and investment collateral, that availability was $289.4 million of which $155.0 million was outstanding; therefore, the Bank had a remaining borrowing availability of $134.4 million.

On July 24, 2008, the Bank borrowed $126.0 million from the FHLB, consisting of four $31.5 million advances with terms ranging from 9 months to 1 year.  As a result of these term borrowings, the Bank had a remaining borrowing availability of $2.2 million available against its loan and investment collateral pledged at the FHLB. The proceeds from the FHLB advances were invested in federal funds sold for liquidity needs.  At July 24, 2008 the Bank had an aggregate of $178.0 million invested in federal funds sold.

As of June 30, 2008, the Bank had no unsecured correspondent banking facilities with borrowing availability.  However, on August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and FRB San Francisco whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400 million which can be used by the FRB Discount Window in determining an available amount to us; however, the FRB Discount Window is not obligated to lend on any collateral deposited.

We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond.  We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, in order to address any concerns related to our ability to continue as a going concern.  However, there can be no assurance that the exploration of strategic alternatives will result in any transaction, and if we are not able to obtain sufficient additional sources of capital, there may be significant doubt as to our ability to continue as a going concern.

Market Area and Competition

We are currently focused on providing relationship banking services to the following California markets:

(i)	the coastal communities of Los Angeles, Orange and San Diego counties;
(ii)	the San Gabriel Valley and San Fernando Valley regions of Los Angeles county;
(iii)	the Inland Empire region, which primarily includes San Bernardino and Riverside counties; and
(iv)	the northern communities of Marin and Santa Clara counties.

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

Specialty Lending Product Offerings

The Bank augments its traditional commercial and residential loans with several specialty lending products.  These specialty product divisions, as described below, are staffed with experienced lending professionals who focus on maintaining long-term relationships with customers within their respective product division’s business sector.  Each of these specialty product divisions provides existing customers with an array of specialty products.  Notwithstanding the foregoing, the Bank continues to strive to reduce the risk profile in the current loan portfolio by reducing its exposure in certain types of real estate lending, including construction lending.

•
Luxury Home Construction Lending :  The Bank originates single family residential (“SFR”) luxury home construction loans (consisting of attached and detached homes generally priced at $2.0 million and above) primarily within Los Angeles’ “south bay” coastal communities (including Manhattan Beach, Hermosa Beach, El Segundo, Redondo Beach, and the Palos Verdes Peninsula area), Los Angeles’ “west side” (including Beverly Hills, Brentwood, Bel Air and Malibu) and Orange County regions where we believe the Bank has a competitive advantage based on established builder and customer relationships and expertise in the construction market.  The Bank established its Santa Clara RFC in February 2007 primarily to generate SFR luxury home construction loans.  Although the general California real estate market has slowed considerably, and the selling time for luxury homes has increased in 2008, we believe the median price of these homes has not deteriorated significantly.  Therefore, we continue to believe there is relative strength in the demand for this loan product within the luxury housing market along the California coast and in other established affluent regions of California.  However, we have temporarily suspended lending in this business line in Southern California and moderated production in this business line in Northern California given the current softness and uncertainties in the general real estate market. We believe the high employment level, strong incomes, wealth accumulation and good schools in these luxury regions contribute to a continued confidence in these markets.  These types of construction loans typically range from $1.0 million to $5.0 million.

During the three and six months ended June 30, 2008, gross commitments generated for this loan product amounted to $10.7 million and $66.7 million, respectively. The Bank’s SFR luxury home construction loans outstanding amounted to $536.8 million and $583.0 million at June 30, 2008 and December 31, 2007, respectively, net of participations sold of $36.5 million and $65.9 million, respectively. As of June 30, 2008 and December 31, 2007, the Bank had $144.3 million and $243.7 million, respectively, in undisbursed SFR luxury home construction loan commitments.

•
Commercial Construction Lending: The Bank originates commercial construction loans, which primarily include loans for the construction of office buildings, retail space, churches, and multifamily/apartment projects.  The majority of commercial construction loans are used for the construction of low-rise office buildings and medical offices.  This product is mainly originated throughout Southern California, including the Inland Empire region and Los Angeles and Orange counties.  Commercial construction loans generated from this division typically range from $2.0 million to $25.0 million.  The Bank had a balance of $227.7 million and $198.2 million of commercial construction loans at June 30, 2008 and December 31, 2007, respectively, net of undisbursed commitments of $72.0 million and $115.9 million for the same periods, respectively.  Due to the current softness and uncertainties in the general real estate market, we have significantly curtailed production in this business line.

•
Tract Construction Lending:  The Bank has SFR tract construction loans, primarily secured by newly-constructed, entry to mid-level detached and attached homes.  The majority of these loans were originated within the Inland Empire of Southern California, and the remainder was originated throughout California. This division has experienced significant challenges in the last several quarters, as home sales decline, inventory levels increase, and housing prices in the Inland Empire region continue to soften. The majority of the Bank’s builder clients continue to offer various buyer incentives to complete projects and move inventory in the face of declining absorption rates.  Although we cannot control many economic and market driven factors impacting this business segment, we have completed an analysis of our tract construction portfolio and we believe we are taking proactive steps to address identified risk factors within our control.  To that end, we have halted origination of this product type.

These types of construction loans typically range from $5.0 million to $20.0 million.  In the first quarter of 2008, we generated $2.3 million of gross commitments for this loan product.  We did not generate any new commitments during the second quarter of 2008.  At June 30, 2008 and December 31, 2007, the Bank’s SFR tract construction loans outstanding amounted to $54.4 million and $146.6 million, respectively. During the second quarter of 2008, we transferred $50.9 million of tract loans to held-for-sale status, which contributed to the decrease in the tract loan balance. While $42.8 million of the loan balance decrease resulted from the charge-off of tract construction loans, there were $19.2 million of principal paydowns and payoffs associated with this portfolio during the six months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, the Bank had $15.3 million and $57.2 million, respectively in undisbursed SFR tract construction loan commitments.

•
Income Property Lending:  The Bank has an income property lending division to service the lending needs in markets for commercial real estate and multifamily/apartments in California and neighboring states.

o
Commercial Real Estate: The Bank’s commercial real estate loan portfolio includes loans secured by office buildings, retail outlets and industrial properties, the majority of which are located in Los Angeles county, Orange county, and the Inland Empire region in Southern California.  Consistent with our risk reduction efforts, we continue to focus on loans with strong sponsorship and properties in established markets.

Commercial real estate loans generated from this division typically range from $2.0 million to $10.0 million.  The Bank had a balance of $527.5 million and $524.9 million of income property commercial real estate loans generated from this division at June 30, 2008 and December 31, 2007, respectively.

o
Residential Real Estate:  The Bank’s residential income property loan portfolio consists primarily of multi-family/apartment loans.  These loans are originated primarily in Los Angeles and Orange counties, with some lending in the Inland Empire region.  This portfolio is currently benefiting from low home affordability as potential home buyers are choosing to remain in rental housing.

Multi-family/apartment loans typically range from $0.5 million to $5.0 million.  The Bank had a balance of $193.1 million and $149.9 million of residential income property loans at June 30, 2008 and December 31, 2007, respectively.  We have moderated the growth of this type of loan to reduce our concentration in real estate and to preserve capital and liquidity.

Specialty Deposit Product Offerings

As a complement to the Bank’s lending product offerings, the Bank also seeks to improve its customers’ banking experiences by offering a vast array of technologically advanced deposit services.  These products and services include the following:

•
Branching System:  Several of the Bank’s full-service banking centers are redesigned to offer a high-tech, high-service environment.  Along with the Bank’s traditional teller lines, it has also incorporated client service desks that integrate both traditional teller and new account operations with state-of-the-art cash machines.  To further the reach of each of the Bank’s banking centers, its RFCs operate exclusively to generate deposits and/or loans.  The Bank also offers courier services, internet-based banking, and ATMs and kiosks to make banking more convenient to our customers.

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

1031 Exchange Services

The Exchange Companies, headquartered in Encinitas, California, act as qualified intermediaries for tax-free exchanges of real property permitted under Section 1031 of the Code.  They are nationwide providers of qualified intermediary services and are equipped to structure and administer all types of 1031 exchange transactions.  The Exchange Companies were an early provider of reverse exchanges and build to suit or improvement exchanges. Due to the slowdown in the real estate market, the number of exchange transactions and related exchange deposits has decreased in 2008 versus 2007. Our exchange balances decreased from $47.5 million at December 31, 2007 to $23.1 million at June 30, 2008 representing a decrease of $24.4 million or 51.3%.

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

We recorded $2.8 million in goodwill in conjunction with our acquisition of the Exchange Companies in the fourth quarter of 2007.

During the second quarter of 2008, management determined that the entire balance of goodwill associated with the Exchange Companies was impaired, and therefore eliminated the entire balance of goodwill.  The company wrote-off the remaining $1.4 million of goodwill associated with the Exchange Companies, net of certain associated liabilities.

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

Income Taxes

We account for income taxes tax provision pursuant to SFAS No. 109 which utilizes a balance sheet approach and provides for deferred tax assets and liabilities for differences between the carrying amount of assets and liabilities and their respective tax basis.  These differences result in deferred tax assets and liabilities, which are included in our Consolidated Statements of Financial Condition.  Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Income tax provision for the three months ended June 30, 2008 was $20.3 million, primarily as a result of establishing a valuation allowance against our entire deferred tax asset.  Management has concluded that it is not more likely than not that the deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income.  To the extent that the Company can generate sufficient future taxable income, the Company may be able to utilize these amounts to reduce future tax obligations in future periods.  To the extent we are able to generate sufficient taxable income in future periods, this deferred tax asset valuation allowance would be reduced and the future tax benefits would be recognized.  Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on our net income and stockholders’ equity.

As of June 30, 2008, we had a current net income tax receivable of $23.8 million.  $21.9 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.  Any remaining net operating losses generated in the current year, which would expire in 2028, remain available to the Company to offset future taxable income.

Results of Operations

Overview

We incurred a net loss for the three months and six months ended June 30, 2008 of $67.9 million and $81.2 million, respectively, as compared to net income of $6.0 million and $11.5 million for the same periods in 2007, respectively.  On a per share basis, we had a net loss of $7.03 and $8.44 for the three months and six months ended June 30, 2008, respectively as compared to net earnings of $0.53 and $1.01 per diluted share for the same periods in 2007, respectively.

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

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate changes, was 7.25% at December 31, 2007. In the first half of 2008, the Board of Governors of the FRB decreased the targeted federal fund rate by 225 basis points to 2.00%; the prime rate, in turn, decreased to 5.00%.

For the three months and six months ended June 30, 2008, operating results were significantly affected by a provision for loan losses of $40.5 million and $67.4 million, respectively, primarily associated with the Bank’s construction loan portfolio and a tax provision of $20.3 million for the three months ended June 30, 2008, primarily as a result of a valuation write-down of all deferred tax assets.  Our results of operations were also affected by a write-down of assets of $7.4 million and $11.3 million, respectively, related to investments, goodwill, foreclosed real estate owned and loans held-for-sale.  During the second quarter of 2008, we reversed $3.4 million of interest income on new non-accrual loans.  During the three and six months ended June 30, 2008, we lost interest on non-accrual loans of $9.8 million and $13.0 million, respectively.

In response to the challenging conditions in the real estate market and the broad financial services industry as well as mounting recessionary pressures in the economic environment overall, management is continually reviewing our loan portfolio and its associated credit risks. As a result of this review, we had $64.1 million in net charge-offs, or 3.07% of average loans for the six months ended June 30, 2008, respectively and $0.1 million in net charge-offs for the same period in 2007, respectively.  The risks associated with our loan portfolio necessitated an increase in our provision for loan losses in the amount of $40.5 million and $67.4 million for the three and six months ended June 30, 2008, respectively, as compared to $0.5 million and $1.7 million for the same periods in 2007, respectively.  Of the provision for loan losses, $18.1 million and $0.2 million was a specific valuation allowance which corresponds to specific, identified loans as of June 30, 2008 and 2007, respectively. The ALL was 2.76% and 1.05% of gross loans, excluding loans held-for-sale at June 30, 2008 and 2007, respectively, and the allowance for credit losses was 2.81% and 1.09% of gross loans for the same period, respectively.  At June 30, 2008 and December 31, 2007, we had $227.8 million and $75.4 million in non-performing loans, respectively, which represented 12.0% and 3.8%, respectively, of gross loans.  We also had $6.2 million and $17.4 million of OREO through foreclosures at June 30, 2008 and December 31, 2007, respectively.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income, changed from 57.1% to 140.3% for the three months ended June 30, 2007 and 2008, respectively, and changed from 56.3% to 121.0% for the six months ended June 30, 2007 and 2008, respectively.  The significant increases in our efficiency ratio during the three and six months ended June 30, 2008 related primarily to an increase in professional service expenses associated with 1) the internal control investigation, 2) the Consent Solicitation, and 3) the Company’s pursuit of strategic alternatives.  The increase in our efficiency ratio also was the result of write downs in OREO and loans held-for-sale.

Net Interest Income

Total interest income for the three and six months ended June 30, 2008 was $37.3 million and $79.5 million, respectively, compared to $47.5 million and $92.6 million for the same periods in 2007, respectively. Total interest expense was $20.1 million and $42.4 million for the three and six months ended June 30, 2008, respectively, and $24.1 million and $46.8 million for the same periods in 2007, respectively.  Therefore, net interest income was $17.3 million and $37.1 million for the three and six months ended June 30, 2008, respectively, and $23.4 million and $45.9 million for the same periods in 2007, respectively.

For the three and six months ended June 30, 2008, interest income from loans decreased 21.5% and 13.0%, respectively, to $34.9 million and $75.4 million, respectively, compared to $44.5 million and $86.7 million for the same periods in 2007, respectively.  This decrease was mainly a result of the loss of $9.8 million and $13.0 million of interest income associated with our non-accrual loans for the three and six months ended June 30, 2008, respectively.  Beginning in 2007, the Bank implemented a strategy to reduce its loan production levels, which led to a reduction of the loan portfolio. Our total loan portfolio, including loans held-for-sale, decreased $173.1 million, or 8.3%, for the six months ended June 30, 2008.  During the six months ended June 30, 2008, the decrease in loans included $42.8 million of tract construction loan charge-offs, $17.8 million in land loan charge-offs, $124.8 million in luxury construction loan payoffs, and $59.8 million of commercial real estate loan payoffs.  These decreases were offset by $109.4 million in disbursements on existing luxury construction loan commitments.

We generated gross loan commitments of $136.1 million during the six months ended June 30, 2008. We continue to focus on the previously stated objectives of our strategic plan, which call for the reduction of our overall risk profile, including a significant reduction of the construction and land loan portfolios, and a focus on loan portfolio management, including a rebalancing of the existing loan portfolio to produce a base of stabilized long-term earnings. We monitor our loan portfolio composition on a monthly basis to minimize risk while maximizing our loan yield.  We also evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.

For the three months ended June 30, 2008, loan fee income represented $1.2 million or 3.4% of the $34.9 million in interest and fees on loans.  For the three months ended June 30, 2007, loan fee income was $2.4 million or 5.4% of the $44.5 million in interest and fees on loans.  For the six months ended June 30, 2008, loan fee income represented $2.8 million or 3.7% of the $75.4 million in interest and fees on loans. For the six months ended June 30, 2007, loan fee income was $4.8 million or 5.5% of the $86.7 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans generate the majority of loan origination fee income. Our loan fee income has decreased for the three and six months ended June 30, 2008 as compared to the same periods in 2007 due to the origination of longer duration assets, such as commercial real estate loans, causing fees to be amortized over a longer period.  The decrease in fees is a result of the strategy to diversify and reduce the risk profile of the loan portfolio and less construction loan fees.

Interest income from investment securities totaled $2.4 million and $4.1 million for the three and six months ended June 30, 2008, respectively, compared to $3.0 million and $5.9 million for same periods in 2007, respectively.  Our investment portfolio decreased $46.6 million or 26.3% during the six months ended June 30, 2008, primarily as a result of principal pay downs of $7.9 million and sale of investments of $36.5 million.  These decreases in the investment portfolio caused a decrease in the related interest income.

Interest expense on deposits totaled $15.3 million and $32.4 million for the three and six months ended June 30, 2008, respectively, compared to $17.2 million and $34.3 million for the same periods in 2007, respectively, resulting in decreases of 10.8% and 5.3% for the three and six months ended June 30, 2008, respectively. Average interest bearing deposits increased from $1.5 billion for each of the three and six month period ended June 30, 2007 to $1.5 billion and $1.6 billion for the same periods in 2008, respectively, however interest expense on deposits decreased due to recent declines in interest rates. We continue to offer promotional deposit products, generally consisting of time and money market products, to attract and retain deposits in each of our banking center geographic locations.

Interest expense on borrowings decreased from $6.9 million and $12.5 million for the three and six months ended June 30, 2007, respectively, to $4.8 million and $9.9 million for the same periods in 2008, respectively.  Average total borrowings have decreased from $461.4 million and $411.2 for the three and six months ended June 30, 2007, respectively, to $371.7 million and $365.0 million for the same periods in 2008, respectively.  Rates on these borrowings have decreased during the three and six months ended June 30, 2008, resulting in lower interest expense than the same periods in 2007.

Net Interest Margin

For the six months ended June 30, 2008, deposits increased $9.6 million.  The small increase was primarily the result of a $266.3 million increase in brokered time deposits offset by a $201.7 million decline in money market deposit accounts.  Also affecting deposits was an increase of $21.4 million in non-brokered time deposits.  Exchange balances, which are 1031 exchange balances associated with the Exchange Companies, decreased by $24.4 million during the first half of 2008.  As a result of the increase in deposits through brokered time deposits and the reduction of our loan portfolio, we were able to decrease our FHLB advances by $20.0 million during the six months ended June 30, 2008.

We experienced a decrease in the yield on our total interest-earning assets from 8.4% for each of the three and six months ended June 30, 2007 to 6.8% and 7.1% for the same periods in 2008, respectively.  The yield on our loans decreased from 8.8% for each of the three and six months ended June 30, 2007 to 6.9% and 7.3% for the same periods in 2008, respectively. The yield on our loans has declined as a result of several factors, including 1) interest income lost on non-accrual loans and 2) the decrease in the note rate on variable rate loans due to the decrease in the prime rate.  Our average loan balance was 92.1% of total average interest-earning assets for the three and six months ended June 30, 2008, as compared to 89.4% and 89.2% of total average interest-earning assets for the same periods in 2007, respectively.

For the three and six months ended June 30, 2008, the average balance of investment securities decreased by $76.4 million and $73.5 million, respectively, or 35.5% and 33.7%, respectively, compared to the same periods in 2007 due to sales of investments of $36.5 million and principal paydowns of mortgage-backed securities of $7.9 million in the first half of 2008. The majority of investment securities are fixed-rate, and thus the yield from these investments does not change as the market rates change. Our investment securities yield changed from 4.9% for each of the three and six months ended June 30, 2007 to 5.8% and 4.6% for the same periods in 2008, respectively.

The cost of interest-bearing liabilities decreased from 5.0% for each of the three and six months ended June 30, 2007 to 4.2% and 4.4% for the same periods in 2008, respectively, as a result of our declining deposit rates in a low-rate environment.

The average interest cost on FHLB advances decreased from 5.0% for each of the three and six months ended June 30, 2007 to 4.5% and 4.6% for the same periods in 2008, respectively, as interest rates have decreased on these borrowings.  Similarly, the cost of other borrowings, comprised of federal funds purchased and draw downs on our secured and unsecured lines of credit, decreased 15 and 27 basis points for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The decrease in average interest costs is a result of lower interest rates for the three and six months ended June 30, 2008 as compared to the same periods in 2007.

The cost of subordinated debt decreased from 8.6% to 8.7% for the three and six months ended June 30, 2007, respectively to 5.9% and 6.9% for the same periods in 2008, respectively.  The cost of junior subordinated debentures decreased 249 and 174 basis points for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The decreases in the cost of subordinated debt and junior subordinated debentures are a result of the lower interest rates in 2008, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with lower interest rates during the period, resulted in a net interest margin of 3.14% and 3.31% for the three and six months ended June 30, 2008, respectively, as compared to 4.13% and 4.15% for the same periods in 2007, respectively.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2008 and 2007.  Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in thousands)	For the three months ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,045,364	$34,945	6.87%	$2,037,736	$44,518	8.76%
Investment securities (2)	138,623	2,004	5.79%	214,992	2,641	4.92%
Federal funds sold	17,223	76	1.77%	2,323	31	5.27%
Other investments	19,938	315	6.36%	23,353	295	5.06%
Total interest-earning assets	2,221,148	37,340	6.76%	2,278,404	47,485	8.36%
Other assets	160,971			129,410
Less: allowance for loan losses	(52,656)			(21,057)
Total average assets	$2,329,463			$2,386,757

Liabilities and Stockholders' Equity
Savings deposits (3)	$520,484	3,554	2.75%	$642,763	6,513	4.06%
Time deposits	1,006,585	11,778	4.71%	820,421	10,668	5.22%
FHLB advances	202,002	2,270	4.46%	292,648	3,687	5.02%
Other borrowings	49,185	827	6.65%	48,285	830	6.80%
Subordinated debt	5,000	74	5.88%	5,000	109	8.61%
Junior subordinated debentures	115,470	1,582	5.42%	115,470	2,308	7.91%
Total interest-bearing liabilities	1,898,726	20,085	4.23%	1,924,587	24,115	5.01%
Demand deposits	267,744			286,878
Exchange liabilities	22,763			-
Other liabilities	57,639			24,800
Total average liabilities	2,246,872			2,236,265
Total average stockholders' equity	82,591			150,492
Total average liabilities and
stockholders' equity	$2,329,463			$2,386,757

Net interest spread (4)			2.53%			3.35%
Net interest income
and net interest margin (5)		$17,255	3.14%		$23,370	4.13%

(Dollars in thousands)	For the six months ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,087,215	$75,418	7.27%	$1,990,824	$86,729	8.79%
Investment securities (2)	144,885	3,302	4.56%	218,349	5,310	4.87%
Federal funds sold	13,400	156	2.34%	1,602	42	5.27%
Other investments	20,375	616	6.08%	20,916	553	5.33%
Total interest-earning assets	2,265,875	79,492	7.05%	2,231,691	92,634	8.37%
Other assets	153,891			128,675
Less: allowance for loan losses	(52,215)			(20,488)
Total average assets	$2,367,551			$2,339,878

Liabilities and Stockholders' Equity
Savings deposits (3)	$588,164	9,148	3.13%	$651,039	13,052	4.04%
Time deposits	962,593	23,291	4.87%	823,088	21,202	5.19%
FHLB advances	197,576	4,541	4.57%	249,220	6,241	5.01%
Other borrowings	46,908	1,599	6.74%	41,554	1,465	7.01%
Subordinated debt	5,000	175	6.93%	5,000	218	8.67%
Junior subordinated debentures	115,470	3,601	6.17%	115,470	4,593	7.91%
Total interest-bearing liabilities	1,915,711	42,355	4.43%	1,885,371	46,771	4.99%
Demand deposits	278,206			282,394
Exchange balances	28,221			-
Other liabilities	51,423			24,296
Total average liabilities	2,273,561			2,192,061
Total average stockholders' equity	93,990			147,817
Total average liabilities and
stockholders' equity	$2,367,551			$2,339,878

Net interest spread (4)			2.62%			3.38%
Net interest income
and net interest margin (5)		$37,137	3.31%		$45,863	4.15%
____________________

(1)
Interest on loans includes loan fees, which totaled $1.2 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and $4.8 million for the six months ended June 30, 2008 and 2007, respectively. The average loan balance includes loans held-for-sale and non-accrual loans.

(2)	The yield for securities that are classified as available-for-sale is based on historical amortized cost balances.
(3)	Includes savings, NOW and money market deposit accounts.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Provision for Loan Losses and Unfunded Commitments

For the three months ended June 30, 2008 and 2007 the provision for loan losses was $40.5 million and $0.5 million, respectively. For the six months ended June 30, 2008 and 2007, the provision for loan losses was $67.4 million and $1.7 million, respectively.

Our ALL was $52.2 million at June 30, 2008 and $48.8 million at December 31, 2007.  During the six months ended June 30, 2008, management’s examination of our loan portfolio and the potential impact of the continued deterioration in the California real estate market resulted in a $67.4 million provision for loan losses.  In addition, also affecting the ALL are loans charged off and loans recovered.  We had net charge-offs of $64.1 million for the six months ended June 30, 2008, compared to net charge-offs of approximately $134,000 for the same period in 2007.  Of the $64.1 million in net charge-offs for the six months ended June 30, 2008, $42.8 million related to tract construction loans and $17.8 million related to land loans.

During the six months ended June 30, 2008, we decreased our reserve for unfunded commitments by approximately $24,000 as a result of management’s analysis.  The reserve for unfunded commitments was $0.9 million and $1.0 million as of June 30, 2008 and December 31, 2007, respectively.  The ALL and the reserve for unfunded commitments (collectively, “allowance for credit losses”) totaled $53.1 million, or 2.8%, and $49.8 million, or 2.5% of gross loans, excluding loans held-for-sale at June 30, 2008 and December 31, 2007, respectively.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2008 and 2007 was $0.5 million and $1.5 million, respectively, representing a decrease of $0.9 million or 62.7%.  Non-interest income for the six months ended June 30, 2008 and 2007 was $1.0 million and $2.7 million, respectively, representing a decrease of $1.7 million or 62.2%. The decrease was a result of fewer gains on sale of SBA loans and SBA broker fees attributable to fewer sales made during the three and six months ended June 30, 2008 compared to the same periods in 2007.

To the extent we originate SBA loans, we generally sell the guaranteed portions, and have also sold the unguaranteed portion of certain SBA loans.  The gain on SBA loans sold, combined with broker fee income associated with SBA 504 program loans, amounted to approximately $4,000 and $0.6 million for the three months ended June 30, 2008 and 2007, respectively and amounted to $0.2 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.  Income from fees and service charges was $0.4 million for the three months ended June 30, 2008 and 2007 and $0.8 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

Non-Interest Expense

Our non-interest expense for the three months ended June 30, 2008 and 2007 was $25.0 million and $14.2 million, respectively, and $46.2 million and $27.3 million for the six months ended June 30, 2008 and 2007, respectively.  Non-interest expense consists primarily of (i) salaries and employee benefits; (ii) occupancy expense; (iii) furniture and equipment expenses; (iv) professional services; (v) write-down of assets; and (vi) other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. During the three and six months ended June 30, 2008, this expense category decreased primarily due to the reduction of employees including those in management roles. Net against these reductions was the $1.0 million of compensation given to our former President and Chief Executive Officer in connection with his termination of employment during the first quarter of 2008. The aforementioned changes resulted in a decrease of salaries and employee benefits expense by $1.3 million or 16.1% to $6.6 million for the three months ended June 30, 2008 as compared to $7.9 million for the same period in 2007, and by $0.5 million or 3.0% to $15.0 million for the six months ended June 30, 2008 as compared to $15.5 million for the same period in 2007.

(ii)
Occupancy expense amounted to $1.6 million and $3.1 million for the three and six months ended June 30, 2008, respectively, in comparison to $1.4 million and $2.8 million for the same periods in 2007, respectively. The increase was due to a new RFC we established in March 2008 in Sherman Oaks, California.

(iii)
Furniture and equipment expense, which is mainly comprised of depreciation and maintenance expense, was $1.0 million and $2.2 million for the three and six months ended June 30, 2008, respectively, compared to $1.1 million and $2.1 million for the same periods in 2007, respectively.

(iv)
Professional services, including legal, audit and other professional services, was $4.3 million and $7.3 million for the three and six months ended June 30, 2008, respectively, compared to $0.8 million and $1.5 million for the same periods in 2007, respectively, resulting in increases of $3.5 million and $5.8 million for the three months and six ended June 30, 2008, respectively. The significant increase for the three and six months ended June 30, 2008 was related primarily to additional audit and legal costs professional service expenses associated with 1) the internal control investigation, 2) the Consent Solicitation, and 3) the Company’s pursuit of strategic alternatives.  In addition, we paid $0.2 million of consulting fees to our former Chief Executive Officer, in connection with his severance agreement, during the first quarter of 2008.

(v)
Write-down of assets during the three months and six months ended June 30, 2008 totaled $7.4 million and $11.3 million, respectively. These write-downs in investment securities, goodwill, foreclosed real estate owned and loans held-for-sale occurred, in part, as a result of market forces impacting the Company attributable to the severe declines in real estate values in Southern California. There were no write downs during the three and six months ended June 30, 2007.

(vi)
Other non-interest expenses totaled $4.1 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively, and $7.3 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively.  The main increase in other expenses consisted of foreclosure and appraisal expenses, included in loan related expenses.  The following is a breakdown of other expenses for the three and six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other non-interest expense:
Office supplies, postage and telephone	$534	$572	$1,075	$1,199
Business development	351	594	934	1,160
Data processing	419	387	820	732
Marketing	207	227	407	423
Insurance and assessments	640	413	1,113	765
Administrative	178	225	363	397
Loan related	1,171	267	1,753	480
Other	576	326	785	283
Total other non-interest expense	$4,076	$3,011	$7,250	$5,439

Income Taxes

The provision for federal and state income taxes was $20.3 million and $5.8 million for the three and six months ended June 30, 2008, respectively, while the provision for federal and state income taxes was $4.2 million and $8.0 million for the three and six months ended June 30, 2007, respectively.

Income tax provision for the three months ended June 30, 2008 was $20.3 million, primarily as a result of establishing a valuation allowance against our entire deferred tax asset.  Management has concluded that it is not more likely than not that the deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income.  To the extent that the Company can generate sufficient future taxable income, the Company may be able to utilize these amounts to reduce future tax obligations in future periods.  To the extent we are able to generate sufficient taxable income in future periods, this deferred tax asset valuation allowance would be reduced and the future tax benefits would be recognized.  Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on our net income and stockholders’ equity.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as of January 1, 2007.  There was no change to our beginning retained earnings in connection with the implementation of FIN 48. Furthermore, there were no items that we believe constitute an uncertain tax position and therefore, there were no items that are expected to reverse within twelve months.

Financial Condition

Assets

We have implemented a strategy to reduce our loan production levels resulting in a net contraction of our balance sheet during the first half of 2008.  Overall, we have compressed our balance sheet by $118.8 million, or 4.8%, during the first half of 2008, from $2.5 billion at December 31, 2007 to $2.4 billion at June 30, 2008. Total assets at June 30, 2008 were comprised primarily of $1.9 billion in loans, net of unearned income, $64.8 million in loans held-for-sale and $0.1 billion in investment securities.  This represents a decrease of $115.1 million or 5.7% in loans, net of unearned income, a decrease in loans held-for-sale of $54.6 million or 45.7% and a decrease of $46.6 million or 26.3% in investment securities from December 31, 2007.

Investments

Our securities portfolio amounted to $130.7 million, or 5.5% of total assets, at June 30, 2008, and $177.3 million, or 7.1% of total assets, at December 31, 2007. Our investment portfolio decreased during the six months ended June 30, 2008 as a result of $7.9 million of principal paydowns of our mortgage-backed securities and the sale of $36.5 million of investments. We recorded approximately $12,000 of gain in conjunction with the sale of securities during the first quarter of 2008. There was no sale of investment securities during the three months ended June 30, 2007 and 2008. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

Included in stockholders’ equity at December 31, 2007 was $2.5 million of net unrealized losses (net of $1.8 million estimated tax benefit) on investment securities available-for-sale.  At June 30, 2008, there were no unrealized losses included in stockholders equity as a result of the aforementioned impairment adjustment recorded during the six months ended June 30, 2008.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $3.9 million for the three months ended June 30, 2008.  The estimated duration is approximately five years on such mortgage-backed securities as of June 30, 2008.

Securities with a fair value of $123.9 million and $169.2 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure FHLB borrowings and public monies as required by law.

The amortized cost and fair values of investment securities at June 30, 2008 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading securities:	$4,613	$-	$(156)	$4,457

Available-for-sale securities:
U.S.agency securities	13,427	-	-	13,427
Mortgage-backed securities	110,507	-	-	110,507
Mutual funds	2,303	-	-	2,303
Total available-for-sale securities	126,237	-	-	126,237
Total Investment Securities	$130,850	$-	$(156)	$130,694

The amortized cost and fair values of investment securities at December 31, 2007 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading Securities	$5,516	$268	$-	$5,784

Available-for-sale securities:
U.S.agency securities	13,328	-	(193)	13,135
Mortgage-backed securities	160,214	9	(4,111)	156,112
Mutual funds	2,310	-	(20)	2,290
Total available-for-sale securities	175,852	9	(4,324)	171,537
Total Investment Securities	$181,368	$277	$(4,324)	$177,321

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  During the six months ended June, 30, 2008, the Company determined that it may not have the ability to retain its investments in securities until recovery. As a result, the Company recorded an impairment adjustment of $5.5 million to eliminate all unrealized losses within its available-for-sale investment portfolio. This amount is included in the impairment of assets in the accompanying statement of operations.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S.agency securities	$13,427	$-	$-	$-	$13,427	$-
Mortgage-backed securities	29,568	-	80,939	-	110,507	-
Mutual funds	2,303	-	-	-	2,303	-
Total	$45,298	$-	$80,939	$-	$126,237	$-

The table below shows our available-for-sale investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S.agency securities	$13,135	$(193)	$-	$-	$13,135	$(193)
Mortgage-backed securities	21,308	(241)	129,955	(3,870)	151,263	(4,111)
Mutual funds	2,290	(20)	-	-	2,290	(20)
Total	$36,733	$(454)	$129,955	$(3,870)	$166,688	$(4,324)

As of December 31, 2007, we had 17 investment securities that were in an unrealized loss position, respectively.  Despite the unrealized loss position of these securities, we concluded, as of December 31, 2007, that these investments were not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at June 30, 2008, by contractual maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds of $2.3 million and deferred compensation investments of $4.5 million are not included, as they do not have any stated maturity date.

(Dollars in thousands)
	Maturing after 10 years
	Amortized
	Cost	Fair Value
U.S. agency securities	$13,427	$13,427
Mortgage-backed securities	110,507	110,507
Total	$123,934	$123,934

Loans

We implemented actions to manage our loan production levels consistent with our strategic plan which called for the reduction of our overall risk profile, including a significant reduction of the construction loan portfolio, and a focus on loan portfolio management, which called for a rebalancing of the existing loan portfolio to produce a base of stabilized earnings.  During the six months ended June 30, 2008, our loan portfolio, which includes loans held-for-sale, decreased by 8.0%.  Loans, net of unearned income, decreased by $115.1 million from $2.0 billion at December 31, 2007 to $1.9 billion at June 30, 2008. During the six months ended June 30, 2008, the loan balance decrease was comprised primarily of $268.9 million in loan payoffs, $144.3 million in principal payments, $64.1 million of net charge-offs and $43.7 million of net loan sales, offset by $338.2 million in disbursements on new and existing loan commitments.

Loans held-for-sale decreased by $54.6 million from $119.4 million at December 31, 2007 to $64.8 million at June 30, 2008.  During June 2008, management determined that it no longer had the intent to sell the multifamily and commercial real estate loans in the held-for-sale portfolio.  This determination was made based on several factors, including market conditions and demand for such loans.  Therefore, we reclassified these loans to the held-for-investment loan portfolio at their fair market value.  Further, management identified $50.9 million of tract construction loans and $13.9 million of land loans that it had the intent to sell, and transferred these loans to held-for-sale status at the lower of their cost or fair market value.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market areas, which include Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California.   The concentrations of credit by type of loan are set forth below:

(Dollars in thousands)	June 30, 2008		December 31, 2007

	Amount	%	Amount	%
Commercial and industrial	$179,345	9.5%	$156,966	7.8%
Real estate construction and land:
Single-family luxury	536,795	28.4%	582,962	29.0%
Single-family tract	54,431	2.9%	146,627	7.3%
Commercial	227,694	12.0%	198,186	9.9%
Land
Single-family luxury	25,282	1.3%	22,931	1.2%
Single-family tract	30,031	1.6%	64,405	3.2%
Commercial	12,592	0.7%	15,439	0.8%
Other	5,390	0.3%	909	0.0%
Real estate mortgage:
Commercial	527,135	27.8%	553,531	27.6%
Multi-family residential	139,152	7.4%	93,662	4.7%
Other residential	53,903	2.8%	56,257	2.8%
Consumer loans	99,891	5.3%	115,702	5.7%
All other loans (including overdrafts)	58	0.0%	264	0.0%
	1,891,699	99.9%	2,007,841	100.0%
Less:
Unearned premium on loans	2,565	0.1%	3,272	0.2%
Deferred loan fees	(1,317)	-0.1%	(3,042)	-0.2%
Loans, net of unearned income	$1,892,947	100.0%	$2,008,071	100.0%
Loans held-for-sale	$64,801		$119,427

To the extent we originate SBA loans, we generally sell the guaranteed portions of the SBA loans to investors.  At June 30, 2008 and December 31, 2007, SBA loans totaled $12.4 million and $17.8 million, respectively, net of SBA participations sold in the amount of $55.0 million and $57.7 million, respectively.  We had $0.2 million and $4.0 million of SBA loan participation sales during the three and six months ended June 30, 2008, respectively.

We also sold $19.9 million and $23.3 million in commercial real estate loans during the three and six months ended June 30, 2008, respectively, and $1.8 million and $16.4 million in multifamily loans for the same periods in 2008, respectively.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold.  The balance of capitalized servicing rights included in other assets on our Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 was $0.6 million and $0.7 million, respectively.  The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Servicing rights capitalized	$3	$136	$35	$172
Servicing rights amortized	$67	$99	157	$252
Valuation allowances	$-	$-	-	-

The following table sets forth the activity relating to servicing rights for the six months ended June 30, 2008 and 2007.

(Dollars in thousands)	Six months ended June 30,
	2008	2007
Servicing rights, beginning of year	$749	$933
Servicing rights added in period, net	35	172
Servicing rights amortized	(157)	(252)
Servicing rights, end of period	$627	$853

We had approximately $409.9 million and $563.3 million in loans pledged to secure FHLB borrowings at June 30, 2008 and December 31, 2007, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment, is adequate to absorb losses inherent in the loan portfolio and credit commitments outstanding as of June 30, 2008, based on the best information available.  The amount of the allowance is based on our evaluation of the collectability of the loan portfolio, including the composition of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The reserve for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2008	2007
Allowance for Loan Losses
Balance, beginning of period	$48,849	$19,689
Recoveries on loans previously charged off	556	19
Loans charged off	(64,630)	(153)
Provision charged to operating expense	67,400	1,700
Balance, end of period	$52,175	$21,255

Reserve for Unfunded Commitments
Balance, beginning of period	$966	$1,396
Net decrease charged to other expenses	(24)	(400)
Balance, end of period	$942	$996

Allowance for Credit Losses
Allowance for loan losses	$52,175	$21,255
Reserve for unfunded commitments	942	996
Allowance for credit losses	$53,117	$22,251

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

(Dollars in thousands)	As of
	June 30, 2008	December 31, 2007

Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$29
Real estate construction and land	16,060	-
Real estate-mortgage	5,098	-
Consumer loans	12	25
Total loans past due more than 90 days
and still accruing	$21,170	$54

Renegotiated loans	$13,934	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$4,250	$892
Real estate construction and land	181,605	70,975
Real estate-mortgage	4,969	3,355
Consumer loans	1,825	140
Total non-accrual loans	$192,649	$75,362

Total non-performing loans	$227,753	$75,416

Other Real Estate Owned	$6,175	$17,375

Included in non-performing loans at June 30, 2008 were $13.9 million of troubled debt restructurings, or renegotiated loans, comprised of two commercial real estate loans.  These loans are considered troubled debt restructurings because the modified interest rates were lower than the interest rates on the original loans.  Interest income recognized on these loans during the three and six months ended June 30, 2008 amounted to $0.3 million and $0.6 million, respectively.  We have no commitments to lend additional funds to this borrower.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $9.8 million and $13.0 million for the three and six months ended June 30, 2008, respectively, and  approximately $0.7 million and $1.0 million for the same periods in 2007, respectively.

With the continuing decline of economic conditions in California, our non-accrual loans have increased 155.6% for the six months ended June 30, 2008 from $75.4 million at December 31, 2007 to $192.6 million at June 30, 2008. At June 30, 2008 we had $227.8 million of non-performing loans and $6.2 million of other real estate owned.  Of the non-performing loan balance, $192.6 million are non-accrual loans, $21.2 million are accruing loans past due more than ninety days and $13.9 million are renegotiated loans which are paying in accordance with the new terms.  Our non-accrual balance is primarily comprised of SFR tract construction loans totaling $73.5 million, luxury construction projects totaling $56.1 million, $39.7 million of land loans for tract construction purposes and $12.3 million of commercial real estate construction loans.

Our OREO balance was $6.2 million and $17.4 million at June 30, 2008 and December 31, 2007, respectively, representing a decrease of $11.2 million. The decrease was primarily related to the sale of a $6.1 million foreclosed property, net of $3.5 million in valuation reserve, comprised of one hundred finished residential lots in a 1,788 unit planned development project within the Temecula Valley region of southern California.   OREO further decreased because of the write-down of $0.6 million on a foreclosed tract property with 5 lots and 4 partially completed homes also in the Temecula Valley region of Southern California.

The balance of OREO at June 30, 2008 includes one $4.7 million (net of $0.8 million write down) tract loan which was transferred to OREO in the fourth quarter of 2007, a $0.4 million SBA-guaranteed loan which was transferred to OREO in the second quarter of 2008, and a $1.1 million tract loan which was foreclosed upon in the second quarter of 2008. The company is actively pursuing disposition of all foreclosed assets.

During the six months ended June 30, 2008, we recorded a specific valuation allowance of $18.1 million relating to our impaired loans.  Impaired loans without a specific valuation allowance either had a specific charge-off or had collateral with a fair value, less costs to sell, in excess of the impaired amount.  The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	As of
	June 30,	December 31,
	2008	2007

Impaired loans with a specific valuation allowance	$54,046	$103,732
Impaired loans without a specific valuation allowance	217,507	36,156
Total impaired loans	$271,553	$139,888

Specific valuation allowance related to impaired loans	$18,113	$20,848

(Dollars in thousands)	Six months ended June 30,
	2008	2007
Average recorded investment in impaired loans	$180,415	$16,613
Cash receipts applied to reduce principal balance	$25,104	$8,435
Interest income recognized for cash payments	$280	$67

Deferred Tax Asset

Deferred tax assets and liabilities are recognized for future tax consequences of the difference between the carrying amount of assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the second quarter of 2008, the company provided a full valuation allowance against its deferred tax asset, due to uncertainty related to its eventual realizability.  The ultimate realizability of the deferred tax asset is dependent upon management’s judgments regarding the nature of future reversals of existing temporary differences, future taxable income and available tax planning strategies.  These judgments are based in part on factors that may or may not be entirely within the control of management, such as judgments regarding future economic conditions and changes within the business environment in which we operate.  It is reasonably possible that management’s judgments regarding the future need for a valuation allowance against its deferred tax asset could change whereby the valuation allowance is released and the tax provision on future taxable income is reduced.

Current Tax Receivable

As of June 30, 2008, we had a current net income tax receivable of $23.8 million.  $21.9 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.  Any remaining net operating losses generated in the current year, which would expire in 2028, remain available to offset future taxable income.

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities. Our deposits, which were $1.9 billion at June 30, 2008, increased by $9.6 million or 0.5% compared to December 31, 2007.  The increase primarily resulted from $266.3 million in brokered time deposits, offset by the $226.9 million in runoff of savings deposit accounts, which includes money market, savings, and NOW accounts.  As a result of the issuance of the Consent Order by the OCC on July 22, 2008, we will no longer be able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  We have requested a waiver from the FDIC, but there can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

As of June 30, 2008, our deposits were comprised of 12.0% in non-interest bearing deposits, 18.9% in money market, 5.8% in NOW and savings deposits, and 63.5% in time deposits, while the composition of deposits was 16.4%, 29.4%, 7.0% and 47.2%, respectively, at December 31, 2007.  Of the time deposits at June 30, 2008, 21.6% were brokered time deposits.

There was also a $24.4 million decrease in exchange balances from December 31, 2007 to June 30, 2008, which are 1031 exchange balances associated with the Exchange Companies.  This decline was attributable to a reduction in the number of exchange transactions facilitated by the Exchange Companies resulting from the slowdown in the real estate market.

Our interest-bearing deposits as of June 30, 2008 and December 31, 2007 were composed of the following:

(Dollars in thousands)	As of
	June 30, 2008	December 31, 2007
Money market deposits	$366,924	$568,713
Savings and NOW deposits	111,902	136,982
Time deposits under $100,000	653,672	360,249
Time deposits of $100,000 or more	579,093	552,803
Total	$1,711,591	$1,618,747

At June 30, 2008, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)

Three months or less	$195,250
Over three through twelve months	297,799
Over one through five years	86,044
$579,093

Borrowings

The following schedule details our short-term and long-term borrowings for the periods noted below:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Short-term borrowings:
FHLB advances	$70,000	$40,000
Other borrowings	48,300	45,250
Total Short-term borrowings	118,300	85,250
Long-term borrowings:
FHLB advances	85,000	135,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Total Long-term borrowings	205,470	255,470

Total Borrowings	$323,770	$340,720

VNB had $48.3 million and $45.3 million outstanding on our secured line of credit with a correspondent bank at June 30, 2008 and December 31, 2007, respectively. This line is collateralized by 100% of the Bank’s common stock. At December 31, 2007, VNB was in default on the line of credit due to non-compliance with certain covenants including: 1) a return on assets percentage not less than 0.9%, 2) a percentage of non-performing loans to the Bank’s gross loan balance not to exceed 2.25%, and 3) a consolidated Tier 1 leverage capital ratio not less than 7.0%.  The lender waived the requirement to comply with such financial covenant defaults as of December 31, 2007.

Effective March 15, 2008 VNB entered into a Third Modification Agreement and Covenant Waiver (the "Third Modification") which, among other things, extended the maturity date of the line of credit from March 15, 2008 to June 30, 2008, extended the waiver of certain financial covenant failures of VNB through June 30, 2008, and increased the interest rate on the outstanding balance of the line of credit by eighty basis points to LIBOR plus 3.05%. VNB repaid $5.0 million of the outstanding balance in the second quarter of 2008 plus a lender fee in an amount equal to 0.25% of the outstanding balance of the line of credit, or $0.1 million, in connection with the Third Modification. In addition, VNB agreed that the correspondent bank had no further obligation to advance any new proceeds under the line of credit.

On July 1, 2008, VNB entered into a Fourth Modification Agreement and Covenant Waiver (the “Fourth Modification”) which, among other things, extended the maturity date of the line of credit from June 30, 2008 to August 29, 2008, granted and/or extended the waiver of certain financial and other covenant failures of VNB through August 29, 2008, and increased the interest rate on the outstanding balance under the loan by forty-five basis points to LIBOR plus 3.50%.  VNB paid a lender fee equal to 0.25% of the outstanding balance of the loan, or $120,750, in connection with the Fourth Modification.

On July 24, 2008, VNB notified the correspondent bank of, and requested a waiver with respect to, an event of default under the line of credit occurring as a result of the issuance of the Consent Order by the OCC on July 22, 2008.  Unless the correspondent bank elects to waive this event of default, it will be entitled to declare the outstanding principal balance and all accrued but unpaid interest on the line of credit immediately due and payable and otherwise exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.

The outstanding balance and all accrued but unpaid interest will be payable by VNB on August 29, 2008, or earlier if the correspondent bank exercises its right to declare the outstanding principal balance and all accrued but unpaid interest immediately due and payable as a result of the event of default triggered by the issuance of the Consent Order by the OCC.  In the event that VNB is unable to repay the outstanding balance and all accrued but unpaid interest when due, the correspondent bank will thereupon be entitled to exercise its rights as a secured party against the collateral to collect, enforce or satisfy the obligations under the line of credit.  Such rights may include foreclosing on the collateral and, subject to regulatory agency approval, acquiring 100% ownership of the Bank or selling the Bank to a third party.

As a result of regulatory restrictions on VNB, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Significant Events – Regulatory Actions” above, prior FRB approval will now be required for VNB to make this or any other payment on the line of credit.

Throughout the second quarter of 2008, we were notified by our lenders that all of our unsecured borrowing lines had been suspended, and therefore, we did not have any unsecured borrowing lines available at June 30, 2008.  The suspensions comprised $131.7 million in unsecured borrowing lines.  At December 31, 2007, we had no outstanding balance on our $137.8 million in unsecured borrowings lines with eight correspondent banks.

Effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets. Therefore, the Bank had a borrowing capacity with the FHLB totaling $700.5 million as of June 30, 2008, representing 30% of the Bank’s total assets.  The Bank did not utilize on the maximum borrowing capacity under the old limits, as the amount of all eligible assets pledged to secure the FHLB line was less than that capacity limit and continues to be below the new capacity limit of 30% of the Bank’s assets.  At June 30, 2008, the Bank had $134.4 million in remaining borrowing capacity based on the level of pledged loan and investment collateral.  On July 24, 2008, the Bank borrowed $126.0 million from the FHLB, consisting of four $31.5 million advances with terms ranging from 9 months to 1 year.  As a result of these term borrowings, the Bank had a remaining borrowing capacity of $2.2 million available against its loan and investment collateral pledged at the FHLB.

Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans.  FHLB advances were $155.0 million and $175.0 million at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, all of our FHLB advances were putable with a weighted average interest rate of 4.8%.  Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.

FHLB advances by contractual maturity consisted of the following as of June 30, 2008:

(Dollars in thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2008	4.83%	$20,000	$20,000
2009	4.87%	90,000	90,000
2010	4.64%	45,000	45,000
	4.80%	$155,000	$155,000

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments.  The effective rate as of June 30, 2008 was 5.86%.  The outstanding balance of this subordinated debt was $5.0 million at June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities.  Junior subordinated debentures as of June 30, 2008 consisted of the following:

(Dollars in thousands)			As of June 30, 2008
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	6.41%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	6.06%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	5.76%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	5.75%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	5.56%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	5.77%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	4.68%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	4.89%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	4.34%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	4.40%	18,557
			$3,470	5.24%	$115,470

FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”) addresses the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Our Trusts, therefore, do not meet the requirements for consolidation and are not consolidated in our Consolidated Financial Statements. We have a minority interest in our Trusts totaling $4.4 million and $4.2 million at June 30, 2008 and December 31, 2007, respectively, which are included in other assets in our Consolidated Balance Sheets.  The Company also has a variable interest entity, the Pomona Fox Investment, which has been consolidated based on the provisions of FIN 46R.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The quantitative limits become effective on June 30, 2009, after a four-year transition period.  As of June 30, 2008, we have included the junior subordinated debentures in our Tier 2 Capital for regulatory capital purposes.  Our predominant form of Tier 1 capital must be in voting common equity.  As of June 30, 2008, we did not meet this guideline.

Prior FRB approval will now be required in order for us to make payments of interest and principal under our outstanding junior subordinated debentures.   We are currently deferring interest payments on all junior subordinated debentures, however we continue to accrue the related interest expense on our Consolidated Financial Statements.

Stockholders’ Equity

Stockholders’ equity was $29.5 million and $113.0 million at June 30, 2008 and December 31, 2007, respectively.  The decrease of $83.5 million in stockholders’ equity during the six months ended June 30, 2008 relates mainly to a net loss of $81.2 million, $1.5 million in preferred and common cash dividends declared and the purchase of $3.3 million in common stock.

Liquidity

We rely on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers, while maximizing the investment yield on any daily excess available funds at the lowest risk-weighting category available.  Liquidity needs are heightened when there are deposit withdrawals from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.  At June 30, 2008, we had $178.0 million in federal funds sold as a source of liquidity.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors.  Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities.  To meet mounting liquidity needs, the Asset-Liability Management Committee implements an overall Balance Sheet repositioning strategy.  We experienced a significant deposit run-off during the second quarter of 2008, which we believe resulted primarily from the negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of IndyMac Bank by federal regulators in July 2008.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset the $226.9 million in run-off of savings, NOW and money market deposit accounts.

As a result of the issuance of the Consent Order by the OCC on July 22, 2008, the Bank will no longer be able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank has requested a waiver from the FDIC, but there can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

To mitigate this liquidity issue, the Bank continues to focus on building relationships to acquire core deposits and increased focus on interest bearing time deposits through promoting competitive rates.  Further, the Bank is implementing alternative strategies which include offering competitive time deposit rates at the national level by way of money desk operations.  On the asset side of the balance sheet, the Bank has minimal loan originations and renewals.  Principal paydowns and the focused sale of loans can contribute to an improved liquidity position.  The implementation of strategies listed above resulted in a federal funds sold position of $178.0 million at June 30, 2008.

The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. Throughout the second quarter of 2008, we were notified by our lenders that all of our unsecured borrowing lines had been suspended, and therefore, we did not have any unsecured borrowing lines available at June 30, 2008.  The suspensions comprised $131.7 million in unsecured borrowing lines. In addition, effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets. Our total borrowing capacity at the FHLB was $700.5 million as of June 30, 2008, however, we did not pledge enough loan and investment collateral at June 30, 2008 to utilize the entire borrowing capacity.  At June 30, 2008, we had $134.4 million in excess borrowing capacity available based on the level of our pledged loan and investment collateral.

On July 24, 2008, the Bank borrowed $126.0 million from the FHLB, consisting of four $31.5 million advances with terms ranging from 9 months to 1 year.  As a result of these term borrowings, the Bank had a remaining borrowing capacity of $2.2 million available against its loan and investment collateral pledged at the FHLB.

As of June 30, 2008, the Bank had no unsecured correspondent banking facilities with borrowing availability.  However, on August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and FRB San Francisco whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400 million which can be used by the FRB Discount Window in determining an available amount to us; however, the FRB Discount Window is not obligated to lend on any collateral deposited.

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

Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized” (see table below).  At June 30, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 9.8%, 8.5% and 8.1%, respectively.  As a result of the decline in our capital ratios, the Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  The Consent Order that was issued by the OCC on July 22, 2008 requires the Bank to maintain Tier 1 capital at least equal to nine percent (9%) of adjusted total assets and total risk-based capital at least equal to eleven percent (11%) of risk weighted assets.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events – Regulatory Actions” above.

On a consolidated basis, the minimum ratios that the Company must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At June 30, 2008, the Company’s total risk-based capital, Tier 1 capital and leverage ratios were 2.5%, 1.3%, and 1.2%, respectively, and were below the minimum requirements.  Management is currently addressing capital concerns at VNB and is actively pursuing strategic alternatives for raising capital.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total capital to risk-weighted assets:
Bank	$212,249	9.78%	$173,600	8.00%	$217,000	10.0%
Consolidated	$55,860	2.54%	$175,900	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$184,789	8.51%	$86,900	4.00%	$130,300	6.0%
Consolidated	$27,930	1.27%	$88,000	4.00%	N/A	N/A

Tier 1 capital to average assets:		.
Bank	$184,789	8.05%	$91,800	4.00%	$114,800	5.0%
Consolidated	$27,930	1.20%	$93,100	4.00%	N/A	N/A

As of December 31, 2007
Total capital to risk-weighted assets:
Bank	$287,392	11.93%	$192,700	8.00%	$240,900	10.00%
Consolidated	$252,528	10.36%	$195,000	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$257,032	10.67%	$96,400	4.00%	$144,500	6.00%
Consolidated	$147,886	6.07%	$97,500	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$257,032	10.30%	$99,800	4.00%	$124,800	5.00%
Consolidated	$147,886	5.89%	$100,400	4.00%	N/A	N/A

On May 5, 2008, the Bank was informed in writing by the OCC that, as a result of an examination, the Bank has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including obtaining the prior approval of the OCC and FDIC.

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of this designation, VNB may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including obtaining the prior approval of the FRB and FDIC.

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of our internally developed and independently implemented Risk Mitigation Action Plan. Under the Consent Order, the Bank agreed, among other things, to establish a compliance committee to monitor and coordinate compliance with the Consent Order; identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer; maintain capital ratios above the statutory minimums and develop a three-year capital plan; suspend the payment of dividends without regulatory approval; limit annual loan growth; establish a program for the maintenance of adequate allowances for loan losses; adopt a written asset diversification program; review, revise and adhere to the Bank’s loan policy; ensure the use and reporting of appropriate risk rating of assets; establish an effective, independent and ongoing loan review system; take appropriate action to protect the Bank’s interest in its problem assets; ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at June 30, 2008, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(19,004)	-33.1%	$(9,708)	-16.5%
100	$(9,758)	-17.0%	$(5,192)	-8.8%
-100	$10,863	18.9%	$(1,634)	-2.8%
-200	$14,411	25.1%	$(3,882)	-6.6%

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

Off-Balance Sheet Arrangements

Please see Note #6 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Form 10-K. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure after the table of contents regarding such forward-looking information.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our 2007 Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at June 30, 2008.  Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2008, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.  Although our disclosure controls and procedures were not effective at June 30, 2008, we continue to work toward full remediation of the material weaknesses that existed at December 31, 2007.

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

We have made the following changes to strengthen our internal control over financial reporting during the three months ended June 30, 2008:

•	Continued training regarding the identification and elevation of control environment issues.

•	Continued enhancement of the information security monitoring procedures and documentation including the implementation of changes to user access, system logs and security policies.

Except as described above, there was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, a party to litigation which we believe are incidental to the operations of our business. Management is not aware of any material legal action or compliant that would have an adverse affect on the financial position, results of operation, or liquidity of the Company at June 30, 2008.  For a discussion of the issuance of the Consent Order by the OCC on July 22, 2008, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events – Regulatory Actions.”  In addition, VNB also expects to enter into an agreement with the FRB to address the capital needs of VNB as well as other risk management and operational matters.

ITEM 1A.  RISK FACTORS

The 2007 Form 10-K includes detailed disclosure about the risks faced by our business. Such risks have not materially changed since December 31, 2007 except as described below:

We require significant additional capital for us to continue operations and meet our obligations in the future, but that capital may not be available or may not be on terms acceptable to us.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond. Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance.  We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, in order to address any doubt related to our ability to continue as a going concern.  However, there can be no assurance that our correspondent bank will not declare us in default or that the exploration of strategic alternatives will result in any transaction resulting in an infusion of capital. .If we are not able to obtain sufficient additional sources of capital there may be significant doubt as to our ability to continue as a going concern.

The Bank is subject to the terms and conditions of the Consent Order issued by the OCC on July 22, 2008.

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order, which established timeframes for the completion of remedial measures to address asset quality deterioration and enterprise risk management.  Any material failure to comply with the provisions of the Consent Order could result in enforcement actions by the OCC. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or to do so within the timeframes required, that compliance with the Consent Order will not be more time consuming or more expensive than anticipated, or that compliance with the Consent Order will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank and restrictions imposed by the OCC.

A substantial source of our funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. As a result of any such assertion, the Bank could be prohibited or otherwise restricted from paying dividends to us. In this regard, and as a result of the Consent Order issued by the OCC on July 22, 2008, OCC approval will now be required before the Bank can pay dividends to us.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities. The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is also subject to regulatory limits and other restrictions.

The banking agencies have the authority to prohibit us from servicing our debt, paying dividends and otherwise satisfying our obligations as they come due depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks. In this regard, the FRB has advised us that, in light of our obligation to serve as a source of financial strength to the Bank, FRB approval will now be required before we can make any payments to third parties, including, without limitation, payments to service our debt, payments of dividends to our shareholders and payments to satisfy our other obligations. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events – Regulatory Actions.” If we are unable to secure FRB approval to make such payments on a timely basis, our business, financial condition, results of operations and prospects will be materially adversely affected.

The Bank may not be able to use brokered deposits as a source of funds, and may incur additional costs, as a result of no longer being deemed to be “well capitalized.”

As a result of the capital requirements in the Consent Order, the Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  An "adequately capitalized" institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to an “adequately capitalized” institution’s brokered and solicited deposits.  The Bank has requested a waiver from the FDIC, but there can be no assurance that a waiver will be granted, or granted on the terms requested.  Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products. If the Bank’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, the Bank would likely be forced to reduce its assets and, most likely, curtail its lending activities. Other possible consequences of the Bank now being "adequately capitalized" include the potential for increases in the Bank’s borrowing costs and terms from the FHLB and other financial institutions, as well as in its premiums to the Deposit Insurance Fund administered by the FDIC to insure deposits and in the Bank’s assessment payments to OCC. Such changes could have a materially adverse effect on our operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

The table below summarizes our monthly repurchases and redemptions of our common equity securities during the three months ended June 30, 2008.

(Dollars in thousands)				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program

April 1-30, 2008	-	$-	-	$15,970
May 1-31, 2008	-	-	-	$15,970
June 1-30, 2008	-	-	-	$15,970
Total	-	$-	-
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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Vineyard National Bancorp, as amended
10.1	Third Modification Agreement and Covenant Waiver between Vineyard National Bancorp and First Tennessee Bank, National Association(1)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
________________

(1)            Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 which we filed with the SEC on May 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2008.

VINEYARD NATIONAL BANCORP
By:      /s/ James G. LeSieur____________________
James G. LeSieur
Interim Chief Executive Officer

By:     /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)