Form 10-Q
period 2008-09-30
VINEYARD NATIONAL BANCORP
filed 2008-11-17
CIK 840256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

10,140,510 shares of Common Stock of the registrant were outstanding at November 10, 2008.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
FORM 10-Q INDEX
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007,
AND DECEMBER 31, 2007

Forward-looking statements

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance including future earnings and financial condition, the closing of the transaction to sell our Bank subsidiary, the outcome of our ability to seek competing bids, the ability of the Buyer to raise financing necessary to consummate the transaction, the potential action of our regulators, and whether or not we will be required to seek bankruptcy protection. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such differences, see Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. We do not undertake, and specifically disclaim any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
ITEM 1.   Financial Statements

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(unaudited)

(Dollars in thousands)	September 30, 2008	December 31, 2007

ASSETS
Cash and due from	$62,894	$47,537
Federal funds sold	27,000	36,000
Cash and cash equivalents	89,894	83,537
Investment securities	125,023	177,321
Loans held-for-sale	8,391	119,427
Loans, net of unearned income	1,802,865	2,008,071
Less: Allowance for loan losses	(63,791)	(48,849)
Net Loans	1,739,074	1,959,222
Bank premises and equipment, net	15,750	18,326
Accrued interest	8,949	11,834
Other real estate owned	38,641	17,375
Federal Home Loan Bank ("FHLB") and other stock, at cost	21,678	25,066
Income taxes receivable, net	26,409	3,208
Deferred income tax asset	-	28,357
Goodwill and other intangibles	1,430	4,637
Other assets	23,503	34,969
TOTAL ASSETS	$2,098,742	$2,483,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$143,238	$316,905
Interest-bearing	1,477,386	1,618,747
Total Deposits	1,620,624	1,935,652

Exchange balances	-	47,515
FHLB advances	281,000	175,000
Other borrowings	48,300	45,250
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Accrued interest and other liabilities	25,822	46,367
TOTAL LIABILITIES	2,096,216	2,370,254
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
Contributed capital
Perpetual preferred stock - authorized 10,000,000 shares
Series C - no par value, issued and outstanding 10,000
shares in 2008 and 2007	9,665	9,665
Series D - no par value, issued and outstanding 2,300,000
shares in 2008 and 2007	21,950	21,950
Common stock - no par value, authorized 50,000,000 shares;
issued and outstanding 9,893,978 and 10,285,775 shares
in 2008 and 2007, respectively	89,474	92,772
Additional paid-in capital	1,361	1,727
Accumulated deficit	(116,591)	(5,372)
Unallocated Employee Stock Ownership Plan ("ESOP") shares	(4,703)	(5,168)
Accumulated other comprehensive gain/(loss)	1,370	(2,549)
TOTAL STOCKHOLDERS' EQUITY	2,526	113,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,098,742	$2,483,279

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$29,344	$45,627	$104,762	$132,356
Interest on investment securities and federal funds sold	2,538	3,058	6,612	8,963
TOTAL INTEREST INCOME	31,882	48,685	111,374	141,319

Interest Expense
Interest on savings deposits (1)	2,037	7,091	11,185	20,143
Interest on time deposits in denominations of $100,000 or more	5,909	7,170	20,108	20,054
Interest on other time deposits	7,497	4,720	16,589	13,038
Interest on FHLB advances and other borrowings	5,204	5,387	15,120	17,904
TOTAL INTEREST EXPENSE	20,647	24,368	63,002	71,139
NET INTEREST INCOME	11,235	24,317	48,372	70,180

Provision for Loan Losses	(21,362)	(1,000)	(88,762)	(2,700)

NET INTEREST (LOSS) / INCOME AFTER
PROVISION FOR LOAN LOSSES	(10,127)	23,317	(40,390)	67,480

Other Income
Fees and service charges	540	464	1,312	1,363
(Loss)/gain on sale of SBA loans and SBA broker fee income	(72)	145	102	1,326
Gain / (loss) on sale of other loans & investment securities	3	-	(80)	337
Other income	389	82	533	329
TOTAL OTHER INCOME	860	691	1,867	3,355

Other Expense
Salaries and employee benefits	5,903	8,132	20,885	23,582
Occupancy expense of premises	3,128	1,450	6,224	4,252
Furniture and equipment	904	1,104	3,117	3,235
Legal services	1,513	252	3,987	678
Audit services	420	239	1,922	600
Other professional services	917	272	4,269	964
Office supplies, postage and telephone	527	567	1,602	1,766
Business development	236	500	1,170	1,660
Loan related	1,185	363	2,938	843
Write down of assets	3,255	397	14,539	397
Other	3,873	1,439	7,361	4,039
TOTAL OTHER EXPENSES	21,861	14,715	68,014	42,016
(LOSS) / INCOME BEFORE INCOME TAXES	(31,128)	9,293	(106,537)	28,819
INCOME TAX (BENEFIT)/PROVISION	(2,569)	3,822	3,221	11,837
NET (LOSS) / INCOME	$(28,559)	$5,471	$(109,758)	$16,982

(LOSS) / EARNINGS PER SHARE (2)
BASIC	$(2.95)	$0.46	$(11.39)	$1.49
DILUTED	$(2.95)	$0.45	$(11.39)	$1.46

CASH DIVIDENDS DECLARED PER SHARE	$-	$0.08	$0.08	$0.23
CASH DIVIDENDS PAID PER SHARE	$-	$0.08	$0.08	$0.23

See accompanying notes to consolidated financial statements.
 _________________________________

(1)	Includes savings, NOW, and money market deposit accounts.
(2)    In a loss scenario, diluted EPS equals basic EPS.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Retained	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	ESOP	Loss	Total
Balance at December 31, 2006	$9,665	10,939,310	$88,819	$2,149		$52,105	$(5,765)	$(3,913)	$143,060

Issuance of five percent stock dividend			12,309			(12,309)			-
Exercise of stock options		24,229	68						68
Restricted shares surrendered to Vineyard
National Bancorp ("Company")		(6,512)	(135)						(135)
Transfer of unissued common stock to
restricted stock			1,721	(1,721)					-
Purchase of common stock		(150,000)	(2,882)						(2,882)
Purchase of restricted stock		(36,750)		(858)					(858)
Vesting of restricted stock		29,518							-
Issuance of preferred stock	21,961								21,961
Amortization of restricted stock				932					932
Share-based compensation expense				107					107
Release of ESOP shares				(1)			445		444
Disgorgement of short-swing profit				11					11
Cash paid for fractional shares in									-
stock dividend distribution						(18)			(18)
Cash dividends declared on
preferred stock						(1,070)			(1,070)
Cash dividends declared on
common stock						(2,591)			(2,591)
Comprehensive income
Net Income					$ 16,982	16,982			16,982
Unrealized security holding
losses (net of $464
tax benefit)					(642)			(642)	(642)
Total comprehensive income					$ 16,340
Balance at September 30, 2007	$31,626	10,799,795	$99,900	$619		$53,099	$(5,320)	$(4,555)	$175,369

        (continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (unaudited)
 (continued)

(Dollars in thousands)								Accumulated
	Perpetual	Common Stock		Additional				Other
	Preferred	Number of		Paid-in	Comprehensive	Accumulated	Unallocated	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	ESOP	Loss	Total
Balance at December 31, 2007	$31,615	10,285,775	$92,772	$1,727		$(5,372)	$(5,168)	$(2,549)	$113,025

Exercise of stock options		26,763	104						104
Restricted shares surrendered to the Company		(7,039)	(63)						(63)
Purchase of common stock		(383,500)	(3,339)						(3,339)
Purchase of restricted stock		(59,292)		(458)					(458)
Vesting of restricted stock		31,271							-
Amortization of restricted stock				565					565
Reversal of share-based compensation expense				(176)					(176)
Release of ESOP shares				(297)			465		168
Cash dividends declared on preferred
stock						(644)			(644)
Cash dividends declared on common
stock						(817)			(817)
Comprehensive loss
Net Loss					$(109,758)	(109,758)			(109,758)
Unrealized security holding
gains					3,919			3,919	3,919
Total comprehensive loss					$(105,839)
Balance at September 30, 2008	$31,615	9,893,978	$89,474	$1,361		$(116,591)	$(4,703)	$1,370	$2,526

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net (Loss) / Income	$(109,758)	$16,982
Adjustments to Reconcile Net (Loss) / Income
to Net Cash Provided by Operating Activities

Depreciation and amortization	4,030	4,689
FHLB stock dividends	(585)	(445)
(Reversal) / recognition of share-based compensation	(239)	107
Provision for credit losses	90,321	2,100
Release of ESOP shares	168	444
Decrease in deferred tax assets	26,590	102
Loss on sale of assets	53	(861)
Write-down of assets	14,539	397
Changes in assets and liabilities
Decrease / (increase) in other assets	17,034	(691)
(Increase) / decrease in net taxes receivable	(23,201)	2,437
Increase / (decrease) in unearned loan fees	1,768	(2,149)
Decrease / (increase) in accrued interest receivable	2,885	(946)
Increase in accrued interest payable	272	588
(Decrease) / increase in accrued expense and other liabilities	(20,920)	671
Origination and purchase of held-for-sale loans,
net of principal reductions	17,309	(12,839)
Proceeds from sale of held-for-sale loans	22,035	10,697
Total Adjustment	152,059	4,301
Net Cash Provided By Operating Activities	42,301	21,283

Cash Flows From Investing Activities
Proceeds from sales of mortgage-backed
securities available-for-sale	36,528	-
Proceeds from principal reductions and maturities of
mortgage-backed securities available-for-sale	10,777	22,525
Purchase of FHLB and other stock	(2,840)	(10,755)
Redemption of FHLB stock	6,813	5,699
Origination and purchase of loans, net of principal reductions	114,348	(307,888)
Proceeds from sale of loans	38,840	67,688
Proceeds from sale of property, plant, and equipment	59	-
Proceeds from sale of other real estate owned	19,067	-
Capital expenditures	(817)	(1,039)
Cash paid for sale of subsidiary	(72)	-
Net Cash Provided By / (Used In) Investing Activities	$222,703	$(223,770)

(continued)

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
(continued)

(Dollars in thousands)
	2008	2007
Cash Flows From Financing Activities
Net decrease in non-interest bearing deposits	$(173,667)	$(745)
Net (decrease) / increase in interest-bearing deposits	(141,361)	45,203
Decrease in exchange balances	(47,515)	-
Net increase in FHLB advances	106,000	145,000
Increase / (decrease) in other borrowings	3,050	(6,900)
Purchase of common stock	(3,339)	(3,017)
Purchase of restricted stock	(458)	(858)
Dividends paid on preferred stock	(644)	(1,073)
Dividends paid on common stock	(817)	(2,591)
Proceeds from exercise of stock options	104	68
Proceeds from issuance of preferred stock, net	-	21,961
Cash paid in lieu of fractional shares of stock dividend	-	(18)
Cash received for disgorgement of short swing profit	-	11
Net Cash (Used In) / Provided By Financing Activities	(258,647)	197,041

Net Increase / (Decrease) in Cash and Cash Equivalents	6,357	(5,446)

Cash and Cash Equivalents, Beginning of year	83,537	35,129

Cash and Cash Equivalents, End of period	$89,894	$29,683

Supplementary Information
Cash paid during period for:
Interest	$42,083	$70,551
Income tax	$-	$10,050
Other non-cash items:
Charge-offs in loan portfolio	$75,383	$153
Transfers to OREO	$47,697	$12,862
Transfers from loans held-for-investment to loans held-for-sale	$64,801	$141,078
Transfers from loans held-for-sale to loans held-for-investment	$87,690	$-
Net change in unrealized loss on investment securities	$(5,686)	$1,106
Issuance of 5% stock dividend	$-	$12,309

See accompanying notes to consolidated financial statements.

VINEYARD NATIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 – Stock Purchase Agreement, Going concern considerations, Regulatory actions, Capital Adequacy, and Liquidity

Vineyard National Bancorp (referred to herein on an unconsolidated basis as “VNB” and on a consolidated basis as “we”, “our”, “us”, or the “Company”) is a bank holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, Vineyard Bank, National Association (the “Bank”).

In connection with continuing turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $109.8 million for the nine months ended September 30, 2008 and a net loss of $40.0 million for the year ended December 31, 2007.  These losses were primarily the result of necessary considerable increases in provision for loan losses during both periods, as well as a goodwill write-down in the fourth quarter of 2007 and a valuation allowance provided against our deferred tax assets during the second quarter of 2008.  The culmination of net losses in recent periods has had a negative impact on our operations, liquidity and capital adequacy and has resulted in actions by our regulators to restrict our operations as noted below under Regulatory Actions.  In response to those regulatory actions, we have implemented a remediation plan and pursued alternative capital and liquidity options.

On September 19, 2008, we announced our intent to commence a private placement offering (the “Offering”) of an aggregate of $250 million of Units consisting of 10% Convertible Senior Secured Notes due in 2009 (the “Notes”) and common stock to be issued at the closing of the transaction.  After several weeks of meetings with numerous prospective investors identified with the assistance of our investment bankers, two private equity firms commenced on-site due diligence, but those activities did not result in a transaction and further discussions with those investors have terminated.  Additionally, discussions regarding the sale of certain loan and OREO assets in connection with the Offering have also terminated.  As a result, VNB and its financial advisors began to explore other strategic alternatives, including a sale of the Bank.  VNB and its financial advisors met with a number of qualified potential parties with respect to a sale of the Bank.

Stock Purchase Agreement

On November 12, 2008,  the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Vineyard Bancshares, Inc., a newly formed Minnesota corporation (the “Buyer”), pursuant to which the Company agreed to sell to the Buyer all of the outstanding shares of stock of the Company’s primary asset, the Bank.  The Buyer is a newly-formed corporation organized and controlled by the Company’s chairman of the board, Douglas M. Kratz, who serves as president and chief executive officer of the Buyer.

A special committee of the Company’s Board of Directors composed of disinterested directors was formed to review strategic alternatives and for the purpose of considering and negotiating the terms of a potential transaction with the Buyer because certain directors of the Company would have a material financial interest in the transaction.  The special committee reviewed and negotiated the proposed transaction with the Buyer and unanimously recommended to the Board of Directors of the Company the approval of the Purchase Agreement.  The Board of Directors of the Company, excluding interested directors, approved the transaction based on the unanimous recommendation of the special committee.

Under the Purchase Agreement, the Buyer has agreed to purchase the Bank for up to $18.0 million, of which $10.0 million is payable at the closing of the transaction (the “Initial Purchase Price”).  The balance of the purchase price is payable if the Bank’s loan losses for the period between October 1, 2008 and September 30, 2011 are less than $125.0 million (the “Additional Purchase Price”).  Of the Initial Purchase Price, VNB’s senior lender, First Tennessee Bank National Association (the “Senior Lender”), would receive $9.0 million in full satisfaction of VNB’s $48.3 million outstanding indebtedness to the Senior Lender, and the remaining $1.0 million would be paid to the Company.  The Senior Lender also has the right to receive the entire Additional Purchase Price if paid.

The transaction is structured as a sale of the Bank’s stock to the Buyer.  The transaction would be effected pursuant to one of the following methods, as agreed between the Buyer and the Company: (a) a direct sale of the Bank shares to the Buyer subject to shareholders’ approval (the “Sale”), (b) foreclosure by the Senior Lender and subsequent transfer of the Bank shares to the Buyer (the “Foreclosure”), or (c) a sale of the Bank shares to the Buyer pursuant to Section 363 of the U.S. Bankruptcy Code (the “Bankruptcy”).   It is unlikely that unsecured creditors of VNB, including holders of trust preferred securities, will recover their investment.

The closing of this transaction is subject to the contingency that the Buyer receive subscriptions for at least $125.0 million from a private placement stock offering (the “Financing”).  The Buyer has agreed to use its best efforts to complete the Financing.  Under the terms of the Purchase Agreement, once this condition is satisfied, the parties will choose one of the above described transaction structures.  In addition to other customary conditions, the transaction is also subject to certain regulatory approvals and, depending on which of the three transaction structures is ultimately chosen, consent by the Company’s shareholders in the case of the Sale, consent by VNB’s Senior Lender in the case of the Foreclosure or consent of a United States Bankruptcy Court in the case of the Bankruptcy.

The Purchase Agreement contains a “go-shop” provision under which the Company has the right to solicit competing bids for the sale of Bank, subject to the limitations described in the Purchase Agreement.
The Company or the Buyer may terminate the Purchase Agreement under certain specified circumstances, including if the Financing has not been completed within 105 days.  The Company may terminate the Purchase Agreement if its Board of Directors has determined to accept a superior proposal, as defined in the Purchase Agreement.  The Buyer may terminate the Purchase Agreement upon receiving the Company’s disclosure schedules if the Buyer determines in its reasonable discretion that the information disclosed or a significant concern would have a material adverse effect on the bank.

If the Company terminates the agreement to accept a superior proposal or if an alternative acquisition transaction is accepted in a Bankruptcy, the Company would be obligated to pay the Buyer a termination fee of $0.6 million plus reimbursement of the Buyer’s reasonable out-of-pocket fees and expenses.

In connection with the execution of the Purchase Agreement, the Company and the Buyer entered into a letter agreement (the “Letter Agreement”) with the Senior Lender pursuant to which the Company agreed to pay to the Senior Lender, as described above, at least $9.0 million from the Initial Purchase Price (the “Initial Payoff”) in full satisfaction of the Company’s indebtedness and obligations under the Loan.  Further, the Senior Lender may receive the Additional Purchase Price of $8.0 million if certain conditions related to loan losses are satisfied.  These terms are subject to the condition that the Initial Payoff be made by March 31, 2009.  In the event that the initial purchase price increases as a result of a competing bid or an increase in the amount payable by the Buyer, the Company will retain twenty-five percent (25%) of any increased initial purchase price (net of the termination fees and the Buyer’s expenses) in excess of $10.0 million.  The initial purchase price for this purpose means the greater of $10.0 million or the actual bid accepted for the sale of the shares of the Bank.

The Bank is not currently in compliance with a consent order (“Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”) and written agreement (“Written Agreement”) with the Board of Governors of the Federal Reserve System (the “FRB”).  If the Purchase Agreement is terminated or the Buyer is not successful in raising Financing, we will not be able to become fully compliant with the provisions of the Consent Order or Written Agreement. As a result, the OCC and/or the FRB may take further enforcement action, including placing the Bank into receivership with the Federal Deposit Insurance Corporation (the “FDIC”).  In connection with the Purchase Agreement, the Senior Lender agreed to extend the maturity date to March 31, 2009, and to waive certain events of default. Therefore, if the transaction does not close before March 31, 2009, the Senior Lender may take action to foreclose on the Bank’s stock.  If the Bank is placed into FDIC receivership or the Senior Lender takes action to foreclose on the Bank’s stock, it is highly likely that we would be required to cease operations and liquidate or seek bankruptcy protection.  If we were to liquidate or seek bankruptcy protection, we do not believe that there would be any assets available to the holders of capital stock of VNB.

Further, this transaction will be subject to the review and approval of VNB’s and the Bank’s regulators.  Therefore, given the current financial condition of VNB, if a transaction involving the sale of the Bank is not approved, VNB and the Bank may be placed into receivership by their regulators or the holders of the senior secured debt may foreclose to gain control of 100% of the Bank’s stock.

The foregoing summary of the Purchase Agreement and Letter Agreement is qualified in its entirety by the full terms and conditions of such documents, copies of which have been filed as exhibits to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2008.

Going Concern

Due to the conditions and events discussed herein, we believe substantial doubt exists as to our ability to continue as a going concern.  We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond.  We have previously engaged financial advisors to assist the Company in its efforts to raise additional capital and explore strategic alternatives to address our current and expected liquidy and capital deficiencies.  To date, those efforts have been unsuccessful.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including assumption of control of the Bank, to protect the interests of depositors insured by the FDIC.

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

Regulatory Actions

On May 5, 2008, the Bank was informed in writing by the OCC that the Bank has been designated to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“Section 914”).  As a result of this designation, the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the OCC with 90 days prior written notice. Such appointment or change in responsibilities may be disapproved by the OCC in its sole discretion.  In addition, the Bank may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Bank, without complying with certain statutory restrictions including obtaining the prior approval of the OCC and FDIC.

On May 20, 2008, VNB was informed in writing by the FRB that VNB has been designated to be in “troubled condition” for purposes of Section 914.  As a result of this designation, VNB may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice. Such appointment or change in responsibilities may be disapproved by the FRB.  In addition, VNB may not make indemnification or severance payments to, or enter into certain agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of VNB, without complying with certain statutory restrictions including obtaining the prior approval of the FRB and FDIC.

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of the Board of Directors’ internally developed and independently implemented Risk Mitigation Action Plan. Under the Consent Order, the Bank agreed to, among other things,

▪	establish a compliance committee to monitor and coordinate compliance with the Consent Order;
▪	identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer;
▪	maintain capital ratios above the statutory minimums and develop a three-year capital plan;
▪	suspend the payment of dividends without regulatory approval;
▪	limit annual loan growth;
▪	establish a program for the maintenance of adequate allowances for loan losses;
▪	adopt a written asset diversification program;
▪	review, revise and adhere to the Bank’s loan policy;
▪	ensure the use and reporting of appropriate risk rating of assets;
▪	establish an effective, independent and ongoing loan review system;
▪	take appropriate action to protect the Bank’s interest in its problem assets;
▪	ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and
▪	improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

On September 12, 2008, in fulfillment of one of the Consent Order measures, our new Board appointed Glen Terry as President and Chief Executive Officer of the Company and the Bank and Lucilio “Louie” Couto, our Chief Risk Officer, as Chief Credit Officer of the Bank, both subject to regulatory approval.  On September 24, 2008 and October 17, 2008, respectively, we received notices from the FRB and the OCC that Mr. Terry is permitted to serve as our Chief Executive Officer and President.  Further, on September 18, 2008, the Bank received a waiver for Mr. Couto to serve as the Bank’s Chief Credit Officer.

On September 23, 2008, VNB entered into a written agreement (the “Written Agreement”) with the FRB.  The Written Agreement formalizes certain of the remedial measures which have been previously identified as part of our internally developed and independently implemented Risk Mitigation Action Plan.  Under the Written Agreement, we agreed to, among other things,

▪	suspend the declaration, payment or receipt of dividends without prior approval;

▪	suspend any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior approval;
▪	not incur, increase, or guarantee any debt without prior approval;
▪	not purchase or redeem any shares of stock without prior approval;
▪	submit a written capital plan to the FRB;
▪	have VNB serve as a source of financial strength to the Bank;
▪	ensure that VNB and its subsidiaries comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System;
▪
not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice and not make any appointment or change if such is disapproved by the FRB;

▪
not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Company, without complying with certain statutory restrictions including prior approval of the FRB and the FDIC; and

▪	provide quarterly written reports to the FRB concerning the actions taken by us to comply with the Written Agreement.

Pursuant to a requirement of the Written Agreement, we e are currently deferring all interest payments on our junior subordinated debentures, but we continue to accrue the associated interest expense on our Consolidated Financial Statements.

On September 24, 2008, pursuant to the Written Agreement, we received written approval from the FRB (the “Approval”) to engage in various actions required in connection with the commencement of the Offering.  In connection with the Offering, the Approval permits us to, among other things, repurchase certain of our indebtedness, trust preferred securities and preferred stock, and to issue and pay interest on the notes issued as part of the Units in connection with the Offering.  As described below under Note #15 “Subsequent Events,” the Offering was not successful.  As a result, the Company began pursuing strategic alternatives and on November 12, 2008, entered into a Purchase Agreement to sell all outstanding shares of the Bank, as described above under Note #1 “Stock Purchase Agreement”.

The Bank is not currently in compliance with the Consent Order and the Written Agreement.  If the Purchase Agreement is terminated or the Buyer is not successful in raising Financing, we will not be able to become fully compliant with the provisions of the Consent Order or Written Agreement. As a result, the OCC and/or the FRB may take further enforcement action, including placing the Bank into receivership with the FDIC.  In connection with the Purchase Agreement, the Senior Lender agreed to extend the maturity date to March 31, 2009, and to waive certain events of default. Therefore, if the transaction does not close before March 31, 2009, the Senior Lender may take action to foreclose on the Bank’s stock.  If the Bank is placed into FDIC receivership or the Senior Lender takes action to foreclose on the Bank’s stock, it is highly likely that we would be required to cease operations and liquidate or seek bankruptcy protection.  If we were to liquidate or seek bankruptcy protection, we do not believe that there would be any assets available to the holders of capital stock of VNB.

Further, this transaction will be subject to the review and approval of VNB’s and the Bank’s regulators.  Therefore, given the current financial condition of VNB, if a transaction involving the sale of the Bank is not approved, VNB and the Bank may be placed into receivership by their regulators or the holders of the senior secured debt may foreclose to gain control of 100% of the Bank’s stock.

Capital Adequacy

On a consolidated basis, the minimum regulatory capital ratios that we must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At September 30, 2008, each of our total risk-based capital, Tier 1 capital and leverage ratios was -0.01%.  Therefore, each of these ratios were below the minimum requirements at September 30, 2008.

At the Bank level, pursuant to regulatory ratio guidelines under prompt corrective action rules, a bank must have a total risk-based capital ratio of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized”.  At September 30, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 9.48%, 8.20% and 7.19%, respectively.  The Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  As a result of not being “well capitalized,” the Bank’s borrowing costs and terms from the FRB, the Federal Home Loan Bank (“FHLB”) and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund and the Bank’s assessments and application fees paid to the OCC, are expected to increase.

The Consent Order issued by the OCC on July 22, 2008 requires the Bank to maintain Tier 1 capital at least equal to nine percent (9%) of adjusted total assets and total risk-based capital at least equal to eleven percent (11%) of risk weighted assets.
As a result of the issuance of the Consent Order, among other things, the Bank will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.

Bank Liquidity

Negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of various financial institutions by federal regulators, has caused a significant amount of customer deposit withdrawals, thus affecting our liquidity and our ability to meet our obligations as they have come due.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset the run-off of savings, NOW, and money market deposit accounts.  As a result of the issuance of the Consent Order by the OCC on July 22, 2008, however, we can no longer accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank’s initial waiver request from the FDIC was declined, however the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity, if needed.  If the Bank does not receive such a waiver, we will be unable to employ the use of readily available brokered deposits as a source of liquidity.

Effective April 21, 2008, the FHLB reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets.  The Bank’s borrowing availability, however, is limited to the amount of eligible collateral that can be pledged to secure that borrowing facility.  As of September 30, 2008, there was $281.0 million of outstanding term borrowings, and the Bank had $1.0 million of remaining borrowing availability against its loan and investment collateral pledged at the FHLB as of September 30, 2008.  As of September 30, 2008, the Bank had no unsecured correspondent banking facilities with borrowing availability.

On August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and Federal Reserve Bank of San Francisco (“FRB San Francisco”) whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400.0 million which can be used by the FRB Discount Window in determining an amount available to us; however, the FRB Discount Window is not obligated to lend against any collateral deposited.

The Bank utilizes higher-rate promotional certificates of deposit to offset any deposit run-off.  However, there can be no assurance the Bank’s use of such promotional certificates of deposit will continue to be sufficient to offset further deposit run-off.

Note #2 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as one regional financial center (“RFC”) in Ventura county of California and one RFC in Los Angeles county of California, each with limited operations. RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank is our principal asset.  In addition to the Bank, VNB had consolidated operating subsidiaries, 1031 Exchange Advantage, Inc. and 1031 Funding & Reverse Corp. (collectively, the “Exchange Companies”), which acted as qualified intermediaries under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) from the beginning of the year until September 9, 2008, when the Exchange Companies were sold to the previous owner.  The Company also includes a variable interest entity, the Pomona Fox Theater Investment Fund, LLC (the “Pomona Fox Investment”), which has been consolidated on our Financial Statements in accordance with  Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). The Pomona Fox Investment represents a $9.1 million Community Reinvestment Act renovation project of which we have a majority interest.  VNB also has ten unconsolidated statutory business trust subsidiaries, Vineyard Statutory Trust I, Vineyard Statutory Trust II, Vineyard Statutory Trust III, Vineyard Statutory Trust IV, Vineyard Statutory Trust V, Vineyard Statutory Trust VI, Vineyard Statutory Trust VII, Vineyard Statutory Trust VIII, Vineyard Statutory Trust IX, and Vineyard Statutory Trust XI (collectively, the “Trusts”), which were created to raise capital through the issuance of trust preferred securities.

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry.  In our opinion, our unaudited Consolidated Financial Statements contain all normal recurring and non-recurring adjustments necessary to present fairly our Consolidated Financial Position at September 30, 2008 and December 31, 2007, the results of operations for each of the three and nine months ended September 30, 2008 and 2007, and changes in stockholders’ equity and comprehensive income/(loss) and results of cash flows for each of the nine months ended September 30, 2008 and 2007.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X as promulgated by the SEC.  The unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  Our results of operations for the three and nine months ended September 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

During the quarter ended June 30, 2008, we determined that we may not have the ability to retain our investments in securities until recovery, given our belief that substantial doubt exists as to our ability to continue as a going concern.  As a result, we recorded an impairment adjustment of $5.5 million to eliminate all unrealized losses within our available-for-sale investment portfolio. This amount is included in the write down of assets in the accompanying statement of operations.  At September 30, 2008, we had a net unrealized gain of $1.4 million in our investment securities after such impairment adjustment.

Other Real Estate Owned

OREO, which represents real estate acquired through foreclosure, is originally recorded at fair value less associated selling costs of the related real estate.  Thereafter, OREO is carried at the lower of the new carrying amount, or the estimated fair value less estimated selling costs of the related real estate.  Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses (“ALL”).  Expenses to operate and hold the properties are expensed as incurred and included in other non-interest expense.  Subsequent declines in the fair value of OREO below the new cost basis are recorded through the use of a valuation allowance by charges to other expense. In connection with the determination of the foreclosed real estate values, management obtains independent, third-party appraisals for significant properties.  We had $38.6 million and $17.4 million in OREO on our Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively.  We recognized $4.3 million of impairment charges to reflect declines in the fair values of OREO held during the nine months ended September 30, 2008.

Loans Held for Sale

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value.  At the time of transfer from loans held-for-investment to loans held-for-sale, any write-down from the loan’s cost basis to a lower market value is recorded through a charge against the allowance for loan losses.  Net unrealized losses incurred while classified as held-for-sale are recognized through a valuation allowance by write downs of assets included in other expense.  Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying amount of the loans sold. Net gains and losses on sales of loans are included in non-interest income.  During the second quarter of 2008, we transferred $87.7 million of commercial real estate and multifamily loans from held-for-sale status to the held-for-investment portfolio based on our intent to hold these loans to maturity.  Additionally, we transferred $64.8 million of tract construction and land loans to held-for-sale status, reflecting management’s intent to sell these portfolios of loans.  During the third quarter of 2008, $45.3 million of these held-for-sale loans were foreclosed on and transferred to other real estate owned as our contemplated sales were not consummated prior to foreclosure of the related loans.  At September 30, 2008, net loans held-for-sale totaled $8.4 million.

Allowance for Credit Losses

The ALL and the reserve for unfunded commitments, when combined, are referred to as the allowance for credit losses.

The ALL is maintained at a level which, in our judgment based on information available at the time of determination, is adequate to absorb credit losses inherent in the loan portfolio, given the orderly resolution of credits, as opposed to the immediate liquidation of the portfolio to bulk purchasers.  The amount of the ALL is based on management’s evaluation of certain factors affecting the collectability of the loan portfolio at the time of determination, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The ALL is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on estimates of losses that will ultimately be incurred after disbursements of these commitments are made.  The reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statements of Operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This statement clarifies that a noncontrolling interest (minority interest) in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Sufficient disclosure should be provided to identify and distinguish between the interests of the parent and the interest on the noncontrolling owners. This statement also establishes that purchases or sales of equity securities that do not result in a change in control will be accounted for as equity transactions. Upon loss of control, the interest sold, as well any interest retained will be measured at fair value with any gain or loss recognized in earnings. This statement will be effective as of our fiscal year beginning January 1, 2009.  We do not anticipate the adoption of this statement to have a material impact on our financial statements.

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

We did not grant any stock options during the three and nine months ended September 30, 2008. During the nine months ended September 30, 2007, we granted 52,500 stock option awards to Norman A. Morales, our former President and Chief Executive Officer, in accordance with the terms of his employment contract.  The assumptions relating to the stock option grant occurring in the nine months ended September 30, 2007 were as follows:

Nine months ended
September 30, 2007
Dividend yield	1.42%
Expected life (in years)	3.25
Expected volatility	27.14%
Risk-free rate	4.48%
Weighted average fair value of options granted	$4.79

On January 23, 2008, Mr. Morales agreed to resign as a director and his employment as President and Chief Executive Officer of VNB and the Bank was terminated.  Upon his termination of employment, the 105,000 outstanding, unvested stock options he held were forfeited. Therefore, during the first quarter of 2008, we reversed all compensation expense associated with these forfeited awards.

A summary of stock option activity during the nine months ended September 30, 2008 and 2007 is presented below:

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	390,850	$8.60	3.89 years	$-
Granted	-	-	-	-
Exercised	(26,763)	3.89	-	-
Forfeited or expired	(306,206)	9.91	-	-
Outstanding at September 30, 2008	57,881	$3.89	3.99 years	$-
Exercisable at September 30, 2008	57,881	$3.89	3.99 years	$-

(Dollars in thousands, except per share)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	388,579	$6.19	5.03 years	$-
Granted	52,500	21.44	-	-
Exercised	(24,229)	2.81	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2007	416,850	$8.31	4.18 years	$3,506
Exercisable at September 30, 2007	311,850	$3.95	4.48 years	$3,982

As of September 30, 2008, there were no unvested stock options outstanding. A summary of the status of our non-vested stock options as of December 31, 2007 and changes during the nine months ended September 30, 2008 is presented below:

Weighted-
Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	105,000	$4.78
Granted	-	-
Vested	-	-
Forfeited or expired	(105,000)	4.78
Nonvested at September 30, 2008	-	$-

A summary of the status of our non-vested stock options as of December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted-
		Average
	Non-vested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2006	52,500	$4.76
Granted	52,500	4.79
Vested	-	-
Forfeited or expired	-	-
Nonvested at September 30, 2007	105,000	$4.78

Restricted Share Awards

We grant restricted share awards periodically to employees and directors.  Restricted shares generally cliff vest after four years of service.  Recipients of restricted shares have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  Recipients do not pay any cash consideration for the shares.  We recorded compensation expense relating to restricted share awards, which amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.4 million and $0.9 million for the same periods in 2007, respectively.  As of September 30, 2008, we had $4.4 million of non-vested restricted share awards, with a weighted average life to vest of 3.0 years, which are included in “additional paid-in capital” in stockholders’ equity.

A summary of the status of our restricted stock outstanding and the changes during the nine months ended September 30, 2008 is presented in the table below:

		Weighted- Average
	Restricted Shares	Fair Value
Outstanding at December 31, 2007	298,466	$23.72
Granted	66,925	7.27
Forfeited	(87,588)	13.95
Vested	(31,271)	17.01
Outstanding at September 30, 2008	246,532	$26.12

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

At September 30, 2008, we had an accumulated deficit of $116.6 million and did not otherwise satisfy the minimum asset to liability ratios for paying dividends under California law.  As a result, we are legally prohibited from paying dividends on both our common stock and preferred stock.

The banking agencies also have the authority to prohibit VNB from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice or based on the FRB requirement that VNB must act as a source of financial and managerial strength to the Bank.  In this regard under the Written Agreement, the FRB requires VNB to serve as a source of financial and managerial strength to the Bank, and VNB may not make payments to third parties, including dividend payments to the holders of its common stock and preferred stock, without prior FRB approval.  Furthermore, under the federal Prompt Corrective Action regulations, the banking agencies may prohibit VNB from paying any dividends if the Bank were to be classified as “undercapitalized.” Therefore, although the Bank is currently classified as "adequately capitalized", as it relates to the payment of dividends under the Prompt Corrective Actions regulations, VNB is otherwise prohibited from paying dividends under restrictions contained in the Written Agreement.

Note #6 – Divestiture of Exchange Companies

On September 9, 2008, the Company entered into an agreement to sell the Exchange Companies back to their previous owner.  During the fourth quarter of 2007, the Company acquired the Exchange Companies, which act as qualified intermediaries under Section 1031 of the Internal Revenue Code in order to provide a source of low cost deposits for the Bank.

As part of the sale transaction, the employment agreement with the previous owner and the earn-out provisions under the original agreement were terminated.  We recorded a net loss of approximately $75,600 during the third quarter of 2008 with respect to the disposition of the Exchange Companies.

Note #7 – Commitments and Contingencies

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

The following table presents a summary of our commitments and contingent liabilities as of September 30, 2008 and December 31, 2007:

(Dollars in thousands)	As of
	September 30, 2008	December 31, 2007
Commitments to extend credit	$274,234	$618,336
Commitments to extend credit
to directors and officers	$-	$365
Standby letters of credit	$6,226	$7,425
Commercial letters of credit	$-	$-

Legal Proceedings

In the ordinary course of business, we are, from time to time, a party to litigation which we believe is incidental to the operations of our business. We are not aware of any material legal action or complaint asserted against us that would have an adverse affect on our financial position, results of operation, or liquidity of the Company at September 30, 2008, other than the Consent Order by the OCC and the Written Agreement with the FRB discussed above and in Note #13 below.

Note #8 – Employee Stock Ownership Plan

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

The ESOP used the full amount of the loan to purchase 149,000 shares of our common stock in the open market.  As a result of a subsequent stock split and stock dividend, the ESOP held 312,900 shares of our common stock.  The cost of shares held by the ESOP and not yet released or allocated to employees is reported as a reduction of stockholders’ equity.  Upon release of the shares, released shares of the ESOP are charged to compensation expense based on the fair value of the shares transferred, with a corresponding credit to our equity.  We recognized approximately $33,000 and $0.2 million of compensation expense for the release of ESOP shares for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.4 million of compensation expense for the same periods in 2007, respectively.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released, or committed to be released.  As of December 31, 2007, the ESOP had allocated 81,119 shares to participants.  During the nine months ended September 30, 2008, 5,432 of the allocated shares were forfeited due to participants’ termination of employment.  Forfeited shares are considered to be released but unallocated shares.  The forfeitures resulted in a balance of 75,687 allocated shares as of September 30, 2008.  In January, April and July 2008, the ESOP released 6,772, 7,079 and 7,670 shares, respectively in conjunction with paydowns of the ESOP loan.  All shares released during 2008 will be allocated to participants in December 2008.

As of September 30, 2008, 75,687 of the ESOP shares were allocated to participants, and an additional 26,953 shares were released but unallocated to participants.  The 237,213 unallocated shares represented 2.4% of the total number of common shares outstanding at September 30, 2008.  The fair value of unallocated ESOP shares as of September 30, 2008 was $0.3 million.

Note #9 – Income / (Loss) per Common and Common Equivalent Share

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

The following is a reconciliation of net income/(loss) and shares outstanding to the income/(loss) and number of shares used to compute EPS.

(Dollars in thousands)	Three Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
Net (loss) / income as reported	$(28,559)		$5,471
Less: Preferred stock dividends declared	-		(610)
Shares outstanding at end of period		9,893,978		10,799,795
Unreleased and unallocated ESOP shares		(210,260)		(238,306)
Impact of weighting shares
issued during the period		(3,917)		25,944
Used in basic EPS	$(28,559)	9,679,801	$4,861	10,587,433
Dilutive effect of outstanding
stock options and warrants		-		229,761
Used in diluted EPS (1)	$(28,559)	9,679,801	$4,861	10,817,194

(Dollars in thousands)	Nine Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
Net (loss) / income as reported	$(109,758)		$16,982
Less: Preferred stock dividends declared	(644)		(1,070)
Shares outstanding at end of period		9,893,978		10,799,795
Unreleased and unallocated ESOP shares		(210,260)		(238,306)
Impact of weighting shares
issued during the period		8,364		85,407
Used in basic EPS	$(110,402)	9,692,082	$15,912	10,646,896
Dilutive effect of outstanding
stock options and warrants		-		265,152
Used in diluted EPS (1)	$(110,402)	9,692,082	$15,912	10,912,048
 ______________

(1)
In accordance with SFAS No. 128 “Earnings per Share”, due to the net loss for the three and nine months ended September 30, 2008, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

Note #10 - Fair Value Disclosure

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

(Dollars in thousands)	At September 30, 2008
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$125,023	$-	$125,023	$-
Total	$125,023	$-	$125,023	$-

We may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  During the nine months ended September 30, 2008, we measured loans held-for-sale, collateral dependent impaired loans and OREO at fair value.  For these assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008, the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the quarter ended September 30, 2008.

					Quarter ended
(Dollars in thousands)	At September 30, 2008				September 30, 2008
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
Loans held-for-sale	$8,391	$-	$-	$8,391	$-
Impaired loans (1)	296,467	-	-	296,467	(26,728)
OREO (2)	38,641	-	-	38,641	-
Total	$343,499	$-	$-	$343,499	$(26,728)
____________

(1)	Represents carrying value of impaired loans net of corresponding specific reserve in the ALL.
(2)	Represents the carrying value and related losses of foreclosed real estate owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Because we did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that we measured at fair value during the nine months ended September 30, 2008.

Note #11 - Line of Credit Modifications

VNB had $48.3 million and $45.3 million outstanding on our secured line of credit with the Senior Lender at September 30, 2008 and December 31, 2007, respectively.  This line is collateralized by 100% of the Bank’s common stock.  On several occasions over the term of this facility, we have been in default due to non-compliance with certain financial and operating covenants.  As a result, VNB and our Senior Lender have entered into several modifications and waivers with respect to these prior defaults.

Effective November 12, 2008, VNB and the Senior Lender entered into the Seventh Modification Agreement and Covenant Waiver which, among other things, extended the maturity date of the secured line of credit from the Senior Lender to March 31, 2009, extended the waiver by the Senior Lender of certain financial and other covenant failures of the Company, including the signing of a consent order with the OCC, the signing of a written agreement with the FRB of San Francisco and the entering into the Purchase Agreement with the Buyer, all of which constituted events of default, through March 31, 2009.   The outstanding balance of the loan was $48.3 million at November 12, 2008.

In connection with the execution of the Purchase Agreement, the Company and the Buyer entered into a Letter Agreement with the Senior Lender pursuant to which the Company agreed to pay to the Senior Lender, as described above, the Initial Payoff in full satisfaction of the Company’s indebtedness and obligations under the Loan.  Further, the Senior Lender may receive the Additional Purchase Price of $8.0 million if certain conditions related to loan losses are satisfied.  These terms are subject to the condition that the Initial Payoff be made by March 31, 2009.  In the event that the initial purchase price increases as a result of a competing bid or an increase in the amount payable by the Buyer, the Company will retain twenty-five percent (25%) of any increased initial purchase price (net of the termination fees and the Buyer’s expenses) in excess of $10.0 million.  The initial purchase price for this purpose means the greater of $10.0 million or the actual bid accepted for the sale of the shares of the Bank.  See Note #1 “Stock Purchase Agreement” for further details of the transaction.

Note #12 – Loans

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market areas, which include Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California.   The concentrations of credit by type of loan are set forth below:

(Dollars in thousands)	September 30, 2008		December 31, 2007

	Amount	%	Amount	%
Commercial and industrial	$197,780	11.0%	$156,966	7.8%
Real estate construction and land:
Single-family luxury	492,283	27.3%	582,962	29.0%
Single-family tract	47,434	2.6%	146,627	7.3%
Commercial	219,629	12.2%	198,186	9.9%
Land
Single-family luxury	18,769	1.0%	22,931	1.2%
Single-family tract	31,283	1.7%	64,405	3.2%
Commercial	9,158	0.5%	15,439	0.8%
Other	265	0.0%	909	0.0%
Real estate mortgage:
Commercial	507,137	28.1%	553,531	27.6%
Multi-family residential	134,878	7.5%	93,662	4.7%
Other residential	49,991	2.8%	56,257	2.8%
Consumer loans	92,433	5.1%	115,702	5.7%
All other loans (including overdrafts)	167	0.0%	264	0.0%
	1,801,207	99.9%	2,007,841	100.0%
Less:
Unearned premium on loans	2,245	0.1%	3,272	0.2%
Deferred loan fees	(587)	0.0%	(3,042)	-0.2%
Loans, net of unearned income	$1,802,865	100.0%	$2,008,071	100.0%
Loans held-for-sale	$8,391		$119,427

We had approximately $409.4 million and $563.3 million in loans pledged to secure FHLB borrowings at September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008, we recorded a specific valuation allowance of $26.7 million relating to our impaired loans.  Impaired loans without a specific valuation allowance either had a specific charge-off or had collateral with a fair value, less costs to sell, in excess of the impaired amount.  The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	As of
	September 30,	December 31,
	2008	2007

Impaired loans with a specific valuation allowance	$119,370	$103,732
Impaired loans without a specific valuation allowance	177,097	36,156
Total impaired loans	$296,467	$139,888

Specific valuation allowance related to impaired loans	$26,728	$20,848

(Dollars in thousands)	Nine months ended September 30,
	2008	2007
Average recorded investment in impaired loans	$226,536	$14,996
Cash receipts applied to reduce principal balance	$80,212	$9,180
Interest income recognized for cash payments	$1,261	$100

Note #13 – Income Taxes

The provision for income taxes consists of the following:

(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Current
Federal	$5,813	$(14,867)
State	-	-
Total Current Income Tax	$5,813	$(14,867)

Deferred
Federal	(6,461)	13,530
State	(1,921)	4,558
Total State Franchise Tax	(8,382)	18,088
Total Income Taxes	$(2,569)	$3,221

As a result of the following items, the total income tax (benefit) / provision for the three and nine months ended September 30, 2008 was different than the amount computed by applying the statutory U.S. federal income tax rate to income before taxes.

(Dollars in thousands)	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Loss	Amount	Income
Federal rate	$(10,895)	-35.0%	$(37,288)	-35.0%
Changes due to state income tax, net of federal tax benefit	(2,216)	-7.1%	(7,568)	-7.1%
Tax Credits	(2,125)	-6.8%	(2,125)	-2.0%
Other	935	3.0%	199	0.2%
Change in valuation allowance	11,732	37.7%	50,003	46.9%
Total	$(2,569)	-8.2%	$3,221	3.0%

Our deferred tax assets and liabilities are composed of the following tax-effected cumulative timing differences:

(Dollars in thousands)	At September 30, 2008

Deferred Tax Assets
Reserve for loan losses	$26,822
Reserve for other real estate owned	332
Non-deductible reserves	2,743
Net operating losses	19,517
Deferred income	1,682
Fixed assets	377
Stock compensation	768
Other assets and liabilities	1,901
Other unrealized gain on securities	1,463
Tax credits	2,666
Total gross deferred tax assets	58,271
Less: valuation allowance	(51,466)
Total net deferred tax assets	6,805

Deferred Tax Liabilities
Other assets and liabilities	(1,866)
Mark-to-market accounting	(3,253)
Deferred costs	(1,686)
Total deferred tax liabilities	(6,805)
Net deferred tax assets	$-

We believe that results of future operations will not generate sufficient taxable income to realize the deferred tax assets.  To the extent that current year operating losses will result in refunds of prior tax paid, we have recorded a tax receivable asset.

As of September 30, 2008, we have net operating loss carryforwards, after adjustment for carrybacks, available of $37.2 million for federal purposes and $81.9 million for California purposes.  As of September 30, 2008, we had a current net income tax receivable of $26.4 million.  $14.6 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption we determined that there are no significant uncertain tax positions which require the establishment of a liability in our financial statements.  Our evaluation was performed for those tax years which remain open to audit.  As of December 31, 2007, all the federal returns filed since 2004 and state returns filed since 2003 are still subject to adjustment upon audit. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.  There were no unrecognized tax benefits under FIN 48 for the nine months ended September 30, 2008.

Note #14 – Capital Requirements

On a consolidated basis, the minimum regulatory capital ratios that we must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At September 30, 2008, each of our total risk-based capital, Tier 1 capital and leverage ratios was -0.01%.  Therefore, each of these ratios were below the minimum requirements at September 30, 2008.

At the Bank level, pursuant to regulatory ratio guidelines under prompt corrective action rules, a bank must have a total risk-based capital ratio of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized”.  At September 30, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 9.48%, 8.20% and 7.19%, respectively.  The Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  As a result of not being “well capitalized,” the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund and the Bank’s assessments and application fees paid to the OCC, are expected to increase.

The Consent Order issued by the OCC on July 22, 2008 requires the Bank to maintain Tier 1 capital at least equal to nine percent (9%) of adjusted total assets and total risk-based capital at least equal to eleven percent (11%) of risk weighted assets.
As a result of the issuance of the Consent Order, among other things, the Bank will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.

Note #15 - Nonqualified Deferred Compensation Plan Termination

In order to save the costs associated with plan administration and matching contributions, on August 20, 2008, the Board of Directors of the Bank, as the plan administrator, terminated the Bank’s Non-Qualified Deferred Compensation Plan.  While termination of the plan required aggregate distributions totaling approximately $3.5 million from plan assets, the plan assets were held outside the Bank in investments designed by the plan participants and their distribution did not affect the Bank’s liquidity.

Note #16 - Subsequent Events

On November 12, 2008, the Company entered into a Purchase Agreement to sell all outstanding shares of the Bank.  Under the Purchase Agreement, the Buyer has agreed to purchase the Bank for up to $18.0 million.  The closing of this transaction is subject to the Buyer’s receipt of subscriptions for at least $125.0 million under the Financing.  For more detail on this transaction, see Note #1 “Stock Purchase Agreement”.

On October 28, 2008, VNB and the Senior Lender entered into a Sixth Modification Agreement and Covenant Waiver which, among other things, extended the maturity date of VNB’s loan from October 28, 2008 to November 28, 2008, and extended the waiver by the correspondent bank of certain financial and other covenant failures of VNB, including the signing of a consent order with the OCC and the signing of a written agreement with the FRB San Francisco, which constituted events of default, through November 28, 2008.

Effective November 12, 2008, VNB and the Senior Lender entered into the Seventh Modification Agreement and Covenant Waiver which, among other things, extended the maturity date of the secured line of credit from the Senior Lender to March 31, 2009, extended the waiver by the Senior Lender of certain financial and other covenant failures of the Company, including the signing of a consent order with the OCC, the signing of a written agreement with the FRB of San Francisco and the entering into the Purchase Agreement with the Buyer, all of which constituted events of default, through March 31, 2009.   For more detail on this transaction, see Note #11 “Line of Credit Modifications”.

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

General Business and Organization

VNB is a bank holding company which provides a variety of lending and depository services to businesses and individuals through our wholly-owned subsidiary, the Bank.  The Bank is a national banking association headquartered in Corona, California which is located in the Inland Empire region of Southern California.  The Bank operates sixteen full-service banking centers within Los Angeles, Marin, Orange, Riverside, San Bernardino and San Diego counties of California, as well as one RFC in Ventura county of California and one RFC in Los Angeles county of California, both with limited operations.  RFCs are offices that operate principally with loan and/or deposit gathering functions.  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.  The Bank is our principal asset.  The Company has a variable interest entity, the Pomona Fox Investment, which has been consolidated in accordance with FASB Interpretation No. 46(R).  VNB also has ten unconsolidated statutory business Trust subsidiaries, which were created to raise capital through the issuance of trust preferred securities. At September 30, 2008, we had consolidated total assets of $2.1 billion, total deposits of $1.6 billion and consolidated stockholders’ equity of $2.5 million.

Executive Overview

We reported a net loss for the three and nine months ended September 30, 2008 of $28.6 million and $109.8 million, respectively, compared to net income of $5.5 million and $17.0 million for the same periods in 2007, respectively. Our results of operations during the three and nine months ended September 30, 2008 resulted in a loss of $2.95 and $11.39 per common share, respectively, compared with diluted earnings per common share of $0.45 and $1.46, for the same periods in 2007, respectively. The net loss for the three and nine months ended September 30, 2008 was due primarily to $21.4 million and $88.8 million, respectively, in provision for loan losses principally associated with our land and tract construction loan portfolios.

In the midst of a distressed economic environment and in response to our Consent Order, we have continued our strategy to significantly reduce our loan production levels and achieved a net contraction of our balance sheet.  Overall, we have contracted our balance sheet by $384.5 million, or 15.5%, during the nine months ended September 30, 2008, from $2.5 billion at December 31, 2007 to $2.1 billion at September 30, 2008.

At September 30, 2008, we had $1.8 billion in loans, net of unearned income and $8.4 million of loans held-for-sale.  Loans, net of unearned income decreased $205.2 million during the first nine months of 2008 largely as a result of $637.2 million of payoffs and principal payments and $75.4 million in charge-offs, offset by $488.2 million of disbursements, primarily on existing loans.  At September 30, 2008, our gross loan portfolio, excluding loans held-for-sale was comprised of 45.5% construction and land loans, 28.2% commercial real estate loans, 10.2% residential real estate loans, 11.0% commercial loans, and 5.1% consumer loans.  The majority of our loans are originated in our primary market areas throughout Southern and Northern California.  The loans held-for-sale at September 30, 2008 consisted of $0.9 million of tract construction loans and $7.5 million of land loans.

Total deposits at September 30, 2008 were $1.6 billion, down $315.0 million from their $1.9 billion level at December 31, 2007.  During the nine months ended September 30, 2008, money market accounts decreased by $422.6 million while we have increased our brokered time deposits by $236.4 million.  Our deposit portfolio at September 30, 2008 was comprised of 77.3% in time certificate of deposits, including brokered time deposits, 13.9% in savings deposits (which include money market, NOW, and savings deposits) and 8.8% in demand deposits.

Significant Events

The following information provides an overview of significant events that occurred in the third quarter of 2008 and significant subsequent events.

Regulatory Actions

On July 22, 2008, in cooperation with and at the request of the OCC, the Bank consented to the issuance of a Consent Order.  The Consent Order established timeframes for the completion of remedial measures which have been previously identified and are in process towards completion as part of the Board of Directors’ internally developed and independently implemented Risk Mitigation Action Plan. Under the Consent Order, the Bank agreed to, among other things,

▪	establish a compliance committee to monitor and coordinate compliance with the Consent Order;
▪	identify experienced and competent individuals to serve on a permanent, full-time basis as chief executive officer and chief credit officer;
▪	maintain capital ratios above the statutory minimums and develop a three-year capital plan;
▪	suspend the payment of dividends without regulatory approval;
▪	limit annual loan growth;
▪	establish a program for the maintenance of adequate allowances for loan losses;
▪	adopt a written asset diversification program;
▪	review, revise and adhere to the Bank’s loan policy;
▪	ensure the use and reporting of appropriate risk rating of assets;
▪	establish an effective, independent and ongoing loan review system;
▪	take appropriate action to protect the Bank’s interest in its problem assets;
▪	ensure the maintenance of sufficient liquidity to sustain current operations and withstand anticipated or extraordinary demand; and
▪	improve the management of the Bank’s information technology activities and to address various deficiencies cited by the OCC.

On September 23, 2008, VNB entered into a written agreement (the “Written Agreement”) with the FRB.   The Written Agreement formalizes certain of the remedial measures which have been previously identified as part of our internally developed and independently implemented Risk Mitigation Action Plan.  Under the Written Agreement, we agreed to, among other things,

▪	suspend the declaration, payment or receipt of dividends without prior approval;
▪	suspend any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior approval;
▪	not incur, increase, or guarantee any debt without prior approval;
▪	not purchase or redeem any shares of stock without prior approval;
▪	submit a written capital plan to the FRB;
▪	have VNB serve as a source of financial strength to the Bank;
▪	ensure that the Company and its subsidiaries comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System;
▪
not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the FRB with 30 days prior written notice and not make any appointment or change if such is disapproved by the FRB;

▪
not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Company, without complying with certain statutory restrictions including prior approval of the FRB and the FDIC; and

▪	provide quarterly written reports to the FRB concerning the actions taken by the Company to comply with the Written Agreement.

Pursuant to a requirement of the Written Agreement, we are currently deferring all interest payments on our junior subordinated debentures, but we continue to accrue the associated interest expense on our Consolidated Financial Statements.

On September 24, 2008, pursuant to the requirements of the Written Agreement, the Company received Approval from the FRB  to engage in various actions required in connection with its previously announced commencement of an Offering of up to $250 million aggregate amount of “units,” consisting of 10% convertible senior secured notes due in 2009 and shares of our common stock to “accredited investors” as defined in Rule 501 under the Securities Act, and outside the United States in reliance on Regulation S under the Securities Act.

Stock Purchase Agreement

On September 19, 2008, we announced our intent to commence a private placement Offering of an aggregate of $250 million of Units consisting of 10% Convertible Senior Secured Notes due in 2009 and common stock to be issued at the closing of the transaction.  After several weeks of meetings with numerous prospective investors identified with the assistance of our investment bankers, two private equity firms commenced on-site due diligence, but those activities did not result in a transaction and further discussions with those investors have terminated.   Further, discussions regarding the sale of certain loan and OREO assets in connection with the Offering have also terminated.  As a result, VNB and its financial advisors began to explore other strategic alternatives, including a sale of the Bank.  VNB and its financial advisors met with a number of qualified potential parties with respect to a sale of the Bank.

While our Offering was unsuccessful, on November 12, 2008, the Company, along with Vineyard Bancshares, Inc., the Buyer, announced the signing of a Purchase Agreement for the sale of all of the outstanding common stock of the Bank to the Buyer.   The Buyer is a newly-formed corporation organized and controlled by the Company’s chairman of the Board, Douglas M. Kratz, who serves as president and chief executive officer of the Buyer.

A special committee of the Company’s Board of Directors composed of disinterested directors was formed to review strategic alternatives and for the purpose of considering and negotiating the terms of a potential transaction with the Buyer because certain directors of the Company would have a material financial interest in the transaction.  The special committee reviewed and negotiated the proposed transaction with the Buyer and unanimously recommended to the Board of Directors of the Company the approval of the Purchase Agreement.  The Board of Directors of the Company, excluding interested directors, approved the transaction based on the unanimous recommendation of the special committee.

Under the Purchase Agreement, the Buyer has agreed to purchase the Bank for up to $18.0 million, of which $10.0 million is the Initial Purchase Price.  The Additional Purchase Price is payable if the Bank’s loan losses for the period between October 1, 2008 and September 30, 2011 are less than $125.0 million.  Of the Initial Purchase Price, VNB’s Senior Lender would receive $9.0 million in full satisfaction of VNB’s $48.3 million outstanding indebtedness to the Senior Lender, and the remaining $1.0 million would be paid to the Company.  The Senior Lender also has the right to receive the entire Additional Purchase Price if paid.

The transaction is structured as a sale of the Bank’s stock to the Buyer.  The transaction would be effected pursuant to one of the following methods, as agreed between the Buyer and the Company: (a) a direct Sale of the Bank shares to the Buyer subject to shareholders’ approval, (b) Foreclosure by the Senior Lender and subsequent transfer of the Bank shares to the Buyer, or (c) a sale of the Bank shares to the Buyer pursuant to Section 363 of the U.S. Bankruptcy Code.  It is unlikely that unsecured creditors of VNB, including holders of trust preferred securities, will recover their investment.

The closing of this transaction is subject to the contingency that the Buyer receive Financing for at least $125.0 million.  The Buyer has agreed to use its best efforts to complete the Financing.  Under the terms of the Purchase Agreement, once this condition is satisfied, the parties will choose one of the above described transaction structures.  In addition to other customary conditions, the transaction is also subject to certain regulatory approvals and, depending on which of the three transaction structures is ultimately chosen, consent by the Company’s shareholders in the case of the Sale, consent by the VNB’s Senior Lender in the case of the Foreclosure or consent of a United States Bankruptcy Court in the case of the Bankruptcy.

The Purchase Agreement contains a “go-shop” provision under which the Company has the right to solicit competing bids for the sale of Bank, subject to the limitations described in the Purchase Agreement.

The Company or the Buyer may terminate the Purchase Agreement under certain specified circumstances, including if the Financing has not been completed within 105 days.  The Company may terminate the Purchase Agreement if its Board of Directors has determined to accept a superior proposal, as defined in the Purchase Agreement.  The Buyer may terminate the Purchase Agreement upon receiving the Company’s disclosure schedules if the Buyer determines in its reasonable discretion that the information disclosed or a significant concern would have a material adverse effect on the Bank.

If the Company terminates the agreement to accept a superior proposal or if an alternative acquisition transaction is accepted in a Bankruptcy, the Company would be obligated to pay the Buyer a termination fee of $0.6 million plus reimbursement of the Buyer’s reasonable out-of-pocket fees and expenses.

In connection with the execution of the Purchase Agreement, the Company and the Buyer entered into a Letter Agreement with the Senior Lender pursuant to which the Company agreed to pay to the Senior Lender, as described above, the Initial Payoff in full satisfaction of the Company’s indebtedness and obligations under the Loan.  Further, the Senior Lender may receive the Additional Purchase Price of $8.0 million if certain conditions related to loan losses are satisfied.  These terms are subject to the condition that the Initial Payoff be made by March 31, 2009.  In the event that the initial purchase price increases as a result of a competing bid or an increase in the amount payable by the Buyer, the Company will retain twenty-five percent (25%) of any increased initial purchase price (net of the termination fees and the Buyer’s expenses) in excess of $10.0 million.  The initial purchase price for this purpose means the greater of $10.0 million or the actual bid accepted for the sale of the shares of the Bank.

The Bank is not currently in compliance with the Consent Order and the Written Agreement.  If the Purchase Agreement is terminated or the Buyer is not successful in raising Financing, we will not be able to become fully compliant with the provisions of the Consent Order or Written Agreement. As a result, the OCC and/or the FRB may take further enforcement action, including placing the Bank into receivership with the FDIC.  In connection with the Purchase Agreement, the Senior Lender agreed to extend the maturity date to March 31, 2009, and to waive certain events of default. Therefore, if the transaction does not close before March 31, 2009, the Senior Lender may take action to foreclose on the Bank’s stock.  If the Bank is placed into FDIC receivership or the Senior Lender takes action to foreclose on the Bank’s stock, it is highly likely that we would be required to cease operations and liquidate or seek bankruptcy protection.  If we were to liquidate or seek bankruptcy protection, we do not believe that there would be any assets available to the holders of capital stock of VNB.

Further, this transaction will be subject to the review and approval of VNB’s and the Bank’s regulators.  Therefore, given the current financial condition of VNB, if a transaction involving the sale of the Bank is not approved, VNB and the Bank may be placed into receivership by their regulators or the holders of the senior secured debt may foreclose to gain control of 100% of the Bank’s stock.

The foregoing summary of the Purchase Agreement and Letter Agreement is qualified in its entirety by the full terms and conditions of such documents, copies of which have been filed as exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008

Due to the conditions and events discussed herein, we believe substantial doubt exists as to our ability to continue as a going concern.  We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond.  We have previously engaged financial advisors to assist the Company in its efforts to raise additional capital and explore strategic alternatives to address our current and expected liquidy and capital deficiencies.  To date, those efforts have been unsuccessful.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including assumption of control of the Bank, to protect the interests of depositors insured by the FDIC.

Line of Credit Modifications

VNB had $48.3 million and $45.3 million outstanding on our secured line of credit with the Senior Lender at September 30, 2008 and December 31, 2007, respectively.  This line is collateralized by 100% of the Bank’s common stock.  On several occasions over the term of this facility, we have been in default due to non-compliance with certain financial and operating covenants.  As a result, VNB and our Senior Lender have entered into several modifications and waivers with respect to these prior defaults.

Effective November 12, 2008, VNB and the Senior Lender entered into the Seventh Modification Agreement and Covenant Waiver which, among other things, extended the maturity date of the secured line of credit from the Senior Lender to March 31, 2009, extended the waiver by the Senior Lender of certain financial and other covenant failures of the Company, including the signing of a consent order with the OCC, the signing of a written agreement with the FRB of San Francisco and the entering into the Purchase Agreement with the Buyer, all of which constituted events of default, through March 31, 2009.   The outstanding balance of the loan was $48.3 million at November 12, 2008.

In connection with the execution of the Purchase Agreement, the Company and the Buyer entered into a Letter Agreement with the Senior Lender pursuant to which the Company agreed to pay to the Senior Lender, as described above, the Initial Payoff in full satisfaction of the Company’s indebtedness and obligations under the Loan.  Further, the Senior Lender may receive the Additional Purchase Price of $8.0 million if certain conditions related to loan losses are satisfied.  These terms are subject to the condition that the Initial Payoff be made by March 31, 2009.  In the event that the initial purchase price increases as a result of a competing bid or an increase in the amount payable by the Buyer, the Company will retain twenty-five percent (25%) of any increased initial purchase price (net of the termination fees and the Buyer’s expenses) in excess of $10.0 million.  The initial purchase price for this purpose means the greater of $10.0 million or the actual bid accepted for the sale of the shares of the Bank.  See “Stock Purchase Agreement” above for further details of the transaction.

Board and Management changes

On August 11, 2008, following our annual meeting of shareholders, we announced that five new directors from the alternative slate, Douglas Kratz, Glen Terry, Cynthia Harriss, Lester Strong and Harice “Dev” Ogle, and two existing directors, David Buxbaum and Charles Keagle, had been elected to our Board. On August 20, 2008, Ms. Harriss resigned from the Board and the Board appointed Perry Hansen as Chairman of the Board of the Bank and to serve as a director of the Company, subject to regulatory approval.  In addition, the Board appointed James LeSieur, our former Chairman and former interim Chief Executive Officer and President, to serve as a director, subject to regulatory approval.  Subsequent regulatory approval was obtained for these appointments.

On September 12, 2008, in fulfillment of one of the Consent Order measures, our new Board appointed Glen Terry as President and Chief Executive Officer of the Company and the Bank and Lucilio “Louie” Couto, our Chief Risk Officer, as Chief Credit Officer of the Bank, both subject to regulatory approval.  On September 24, 2008 and October 17, 2008, respectively, we received notices from the FRB and the OCC that Mr. Terry is permitted to serve as our Chief Executive Officer and President.  Further, on September 18, 2008, the Bank received a waiver for Mr. Couto to serve as the Bank’s Chief Credit Officer.

Liquidity and Capital Adequacy Considerations

VNB

While the Bank’s liquidity position has somewhat stabilized, the liquidity position of VNB has continued to deteriorate.  As a result of recent regulatory actions, the Bank is not permitted to pay dividends or make payments to VNB.  As a result of the Bank’s inability to upstream money to VNB and the unsuccessful $250.0 million Offering, VNB has very little available liquidity.  VNB has no borrowing availability or other sources of liquidity.  As of September 30, 2008 and November 10, 2008, VNB had $4.7 million and $3.9 million in cash and cash equivalents, respectively.   This amount is not sufficient to pay our creditors or to continue operations.  As of November 10, 2008, VNB had $ 48.3 million in principal amount outstanding under its secured line of credit with the Senior Lender, plus $0.6 million in accrued and unpaid interest thereunder.  As of that date, VNB also had $120.5 million in principal amount of unsecured indebtedness outstanding, plus approximately $3.8 million in accrued and unpaid interest thereunder.

The restrictions on the Bank’s ability to upstream funds to VNB and the lack of sources of liquidity available to VNB continue to raise substantial doubt about VNB’s ability to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  See risk factors for further description of the risks affecting VNB.

Bank

Negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of several financial institutions by federal regulators, has caused a significant amount of customer deposit withdrawals, thus affecting our liquidity and our ability to meet our obligations as they have come due.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset run-off of savings, NOW and money market deposit accounts.  As of September 30, 2008 the remaining balance was $236.7 million.   As a result of the issuance of the Consent Order by the OCC on July 22, 2008, however, we can no longer accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank’s initial waiver request from the FDIC was declined, however the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

Although effective April 21, 2008, the Federal Home Loan Bank (“FHLB”) reduced the Bank’s borrowing capacity from 40% to 30% of the Bank’s total assets, the Bank’s borrowing availability was limited to the amount of eligible collateral that can be pledged to secure that borrowing facility. At September 30, 2008, based on its eligible pledged loan and investment collateral, that availability was $282.0 million of which $281.0 million was outstanding; therefore, the Bank had a remaining borrowing availability of $1.0 million.

As of September 30, 2008, the Bank had $89.9 million of cash and cash equivalents and had no unsecured correspondent banking facilities with borrowing availability.  However, on August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and FRB San Francisco whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400 million which can be used by the FRB Discount Window in determining an available amount to us; however, the FRB Discount Window is not obligated to lend on any collateral deposited.  As of November 10, 2008, the Bank had $84.4 million in cash and cash equivalents.

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

Allowance for Credit Losses and Impaired Loans

The allowance for credit losses is maintained at a level which, in our judgment based on information available at the time of determination, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments, given the orderly resolution of credits, as opposed to the immediate liquidation of the portfolio to bulk purchasers.  The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments.  It accounts for probable credit losses in both the on-balance and off-balance sheet loan portfolios.  The amount of the allowance is based on our evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

The reserve for unfunded commitments is increased by the provision for unfunded commitments, and is calculated based on estimates of losses that will ultimately be incurred after disbursements of these commitments are made.  The allowance for unfunded commitments is included in other liabilities on our Consolidated Balance Sheet, and the provision for unfunded commitments is included in other non-interest expense on our Consolidated Statement of Operations.

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

During the second quarter of 2008, management determined that the entire balance of goodwill associated with the Exchange Companies was impaired, and therefore eliminated the entire balance of goodwill.  VNB wrote-off $1.4 million of goodwill, net of payables, associated with the Exchange Companies, net of certain associated liabilities.

At September 30, 2008, we had no goodwill outstanding.

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

Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes,” which utilizes a balance sheet approach and provides for deferred tax assets and liabilities for differences between the carrying amount of assets and liabilities and their respective tax basis.  These differences result in deferred tax assets and liabilities, which are included in our Consolidated Statements of Financial Condition.  Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Income tax provision for the nine months ended September 30, 2008 was $3.2 million, primarily as a result of establishing a valuation allowance against our entire deferred tax asset.  Management has concluded that it is not more likely than not that the deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income.  To the extent that we can generate sufficient future taxable income, we may be able to utilize these amounts to reduce future tax obligations in future periods.

As of September 30, 2008, we had a current net income tax receivable of $26.4 million.  $14.6 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.  Any remaining net operating losses generated in the current year, which would expire in 2028, remain available to us to offset future taxable income.

Results of Operations

Overview

We incurred a net loss for the three months and nine months ended September 30, 2008 of $28.6 million and $109.8 million, respectively, as compared to net income of $5.5 million and $17.0 million for the same periods in 2007, respectively.  On a per share basis, we had a net loss of $2.95 and $11.39 for the three months and nine months ended September 30, 2008, respectively as compared to net earnings of $0.45 and $1.46 per diluted share for the same periods in 2007, respectively.

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

The prime rate, which generally follows the federal funds rate and is the main driver for interest rate changes, was 7.25% at December 31, 2007.  In the first nine months of 2008, the FRB decreased the targeted federal fund rate by 225 basis points to 2.00%; the prime rate, in turn, decreased to 5.00%.

For the three months and nine months ended September 30, 2008, operating results were significantly affected by provision for loan losses of $21.4 million and $88.8 million, respectively, primarily associated with the Bank’s construction loan portfolios.  Our results of operations were also affected by a write-down of assets of $3.3 million and $14.5 million, respectively, related to investments, goodwill, foreclosed real estate owned and loans held-for-sale.  During the third quarter of 2008, we reversed $3.4 million of interest income on new non-accrual loans.  During the three and nine months ended September 30, 2008, we lost interest on non-accrual loans of $6.8 million and $19.8 million, respectively.

In response to the challenging conditions in the real estate market and the broad financial services industry as well as mounting recessionary pressures in the economic environment overall, management is continually reviewing our loan portfolio and its associated credit risks. As a result of this review, we had $73.8 million in net charge-offs, or 3.64% of average loans for the nine months ended September 30, 2008 and $0.4 million in net charge-offs or 0.01% for the same period in 2007.  The risks associated with our loan portfolio necessitated a provision for loan losses in the amount of $21.4 million and $88.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.0 million and $2.7 million for the same periods in 2007, respectively.  Of the allowance for loan losses, $26.7 million and $0.4 million was a specific valuation allowance which corresponds to specific, identified loans as of September 30, 2008 and 2007, respectively.  The ALL was 3.54% and 1.05% of gross loans, excluding loans held-for-sale at September 30, 2008 and 2007, respectively, and the allowance for credit losses was 3.68% and 1.09% of gross loans as of the same dates, respectively.  At September 30, 2008 and December 31, 2007, we had $237.7 million and $75.4 million in non-performing loans, respectively, which represented 12.6% and 3.8%, respectively, of gross loans.  We also had $38.6 million and $17.4 million of OREO at September 30, 2008 and December 31, 2007, respectively.

Our efficiency ratio, which is a measure of non-interest expense divided by net interest income before provision for loan losses plus non-interest income, changed from 58.8% to 180.7% for the three months ended September 30, 2007 and 2008, respectively, and changed from 57.1% to 135.4% for the nine months ended September 30, 2007 and 2008, respectively.  The significant increases in our efficiency ratio during the three and nine months ended September 30, 2008 related primarily to an increase in professional service expenses associated with 1) the internal control investigation, 2) the consent and proxy solicitations, 3) our pursuit of strategic alternatives including the capital offering costs relating to unsuccessful negotiations and 4) write down of certain assets.

Net Interest Income

Total interest income for the three and nine months ended September 30, 2008 was $31.9 million and $111.4 million, respectively, compared to $48.7 million and $141.3 million for the same periods in 2007, respectively.  Total interest expense was $20.6 million and $63.0 million for the three and nine months ended September 30, 2008, respectively, and $24.4 million and $71.1 million for the same periods in 2007, respectively.  Therefore, net interest income was $11.2 million and $48.4 million for the three and nine months ended September 30, 2008, respectively, and $24.3 million and $70.2 million for the same periods in 2007, respectively.

For the three and nine months ended September 30, 2008, interest income from loans decreased 35.7% and 20.8%, respectively, to $29.3 million and $104.8 million, respectively, compared to $45.6 million and $132.4 million for the same periods in 2007, respectively.  This decrease was mainly a result of the loss of $6.8 million and $19.8 million of interest income associated with our non-accrual loans for the three and nine months ended September 30, 2008, respectively.  Beginning in 2007, the Bank implemented a strategy to reduce its loan production levels, which led to a reduction of the loan portfolio.  Our total loan portfolio, including loans held-for-sale, decreased $316.2 million, or 14.9%, for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the decrease in loans included $47.9 million of tract construction loan charge-offs, $18.5 million in land loan charge-offs, $193.1 million in luxury construction loan payoffs, and $81.8 million of commercial real estate loan payoffs.  These decreases were offset by $154.1 million in disbursements on existing luxury construction loan commitments and $120.2 million of disbursements on existing commercial loan commitments.

We generated gross loan commitments of $174.3 million during the nine months ended September 30, 2008.  We continue to focus on the previously stated objectives of our strategic plan, which call for the reduction of our overall risk profile, including a significant reduction of the construction and land loan portfolios, and a focus on loan portfolio management, including a rebalancing of the existing loan portfolio to produce a base of stabilized long-term earnings.  We monitor our loan portfolio composition on a monthly basis to minimize risk while maximizing our loan yield.  We also evaluate the current portfolio mix on a monthly basis as compared to the targeted portfolio mix as approved by the Board of Directors.

For the three months ended September 30, 2008, loan fee income represented $1.0 million or 3.3% of the $29.3 million in interest and fees on loans.  For the three months ended September 30, 2007, loan fee income was $2.1 million or 4.5% of the $45.6 million in interest and fees on loans.  For the nine months ended September 30, 2008, loan fee income represented $3.7 million or 3.6% of the $104.8 million in interest and fees on loans.  For the nine months ended September 30, 2007, loan fee income was $6.8 million or 5.2% of the $132.4 million in interest and fees on loans.

Loan origination fees for portfolio loans, net of loan origination costs, are deferred and amortized over the expected life of the loan.  The amortized amount, combined with the interest income earned from the note rate, creates the effective loan yield for that period.  Construction loans generate the majority of loan origination fee income. Our loan fee income has decreased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 due to the origination of longer duration assets, such as commercial real estate loans, causing fees to be amortized over a longer period.  The decrease in fees is a result of the strategy to diversify and reduce the risk profile of the loan portfolio.

Interest income from investment securities totaled $2.5 million and $6.1 million for the three and nine months ended September 30, 2008, respectively, compared to $3.1 million and $9.0 million for same periods in 2007, respectively.  Our investment portfolio decreased $52.3 million or 29.5% during the nine months ended September 30, 2008, primarily as a result of principal pay downs of $10.8 million and sale of investments of $36.5 million.  These decreases in the investment portfolio caused a decrease in the related interest income.

Interest expense on deposits totaled $15.4 million and $47.9 million for the three and nine months ended September 30, 2008, respectively, compared to $19.0 million and $53.2 million for the same periods in 2007, respectively, resulting in decreases of 18.6% and 10.1% for the three and nine months ended September 30, 2008, respectively.  Average interest bearing deposits remained relatively stable, at $1.6 billion and $1.5 billion for the three and nine months ended September 30, 2007, and $1.6 billion for the same periods in 2008, respectively.  However, interest expense on deposits decreased due to recent declines in interest rates, which was a key driver in our offering rates.  We continue to offer promotional deposit products, generally consisting of time deposit products, to attract and retain deposits in each of our banking center geographic locations.

Interest expense on borrowings decreased from $5.4 million and $17.9 million for the three and nine months ended September 30, 2007, respectively, to $5.2 million and $15.1 million for the same periods in 2008, respectively.  While average subordinated and junior subordinated borrowings remained stable from 2007 to 2008, there was an increase in average other borrowings and FHLB advances.  The other borrowings represent the outstanding line of credit with a correspondent bank, and the increase in FHLB advances, particularly during the second quarter of 2008, was a result of liquidity needs. Rates on these borrowings have decreased during the three and nine months ended September 30, 2008, resulting in lower interest expense than the same periods in 2007.

Net Interest Margin

For the nine months ended September 30, 2008, interest-bearing deposits decreased $141.4 million.  Although time deposits, including brokered time deposits, were $339.9 million higher than year-end balances, the increase was unable to offset the decreases in money market and savings deposit accounts of $481.2 million.  In addition, the sale of the Exchange Companies resulted in a decrease of $47.5 million of exchange balances from December 31, 2007 to September 30, 2008.

Interest-earning loans, including loans, net of unearned income and loans held-for-sale, decreased $316.2 million during the first nine month of 2008.  The decrease is partially due to intentionally slowing loan generation in combination with loan payoffs and paydowns.  Investments were also lower by $52.3 million from December 31, 2008, as a result of paydowns and sales totaling $10.8 million and $36.5 million, respectively.  As a result, federal funds sold decreased $9.0 million during the nine-month period.  The decrease in deposits and exchange balances exceeded the liquidity generated by our loan and investment portfolios and resulted in an increase in FHLB advances and other borrowing positions of $109.1 million.

We experienced a decrease in the yield on our total interest-earning assets from 8.4% for both the three and nine months ended September 30, 2007 to 5.9% and 6.7% for the same periods in 2008, respectively.  The yield on our loans decreased from 8.7% and 8.8% for the three and nine months ended September 30, 2007 to 6.1% and 6.9% for the same periods in 2008, respectively.  The yield on our loans has declined as a result of several factors, including 1) interest income lost on non-accrual loans and 2) the decrease in the note rate on variable rate loans due to the decrease in the prime rate.  Our average outstanding loan balance (including non-performing loans) was 88.6% and 91.0% of total average interest-earning assets (including non-performing loans) for the three and nine months ended September 30, 2008, as compared to 89.6% and 89.3% of total average interest-earning assets for the same periods in 2007, respectively.   Our investment securities yield changed from 5.1% and 4.9% for each of the three and nine months ended September 30, 2007 to 5.3% and 4.8% for the same periods in 2008, respectively.

The cost of interest-bearing liabilities decreased from 5.0% for both the three and nine months ended September 30, 2007 to 4.1% and 4.3% for the same periods in 2008, respectively, as a result of our decreasing deposit rates in a lower rate environment.

The average interest cost on FHLB advances decreased from 4.9% and 5.0% for the three and nine months ended September 30, 2007 to 4.2% and 4.4% for the same periods in 2008, respectively, as interest rates have decreased on these borrowings.  Similarly, the cost of other borrowings, comprised of federal funds purchased and draw downs on our secured and unsecured lines of credit, decreased 23 and 22 basis points for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The decrease in average interest costs is a result of lower interest rates for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

The cost of subordinated debt decreased from 8.6% and 8.7% for the three and nine months ended September 30, 2007, respectively to 6.1% and 6.7% for the same periods in 2008, respectively.  The cost of junior subordinated debentures decreased 254 and 201 basis points for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The decreases in the cost of subordinated debt and junior subordinated debentures are a result of the lower interest rates in 2008, as these debt securities bear variable interest rates indexed to LIBOR that adjust on a quarterly basis.  We are currently deferring all interest payments on our junior subordinated debentures, but we continue to accrue the associated interest expense on our Consolidated Financial Statements.

The aforementioned changes in our interest-earning assets and interest-bearing liabilities, along with lower interest rates during the period, resulted in a net interest margin of 2.09% and 2.91% for the three and nine months ended September 30, 2008, respectively, as compared to 4.19% and 4.17% for the same periods in 2007, respectively.

The following tables present the distribution of our average assets, liabilities and stockholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields without giving effect for any tax exemption, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2008 and 2007.  Loans include non-accrual loans where non-accrual interest is excluded.

(Dollars in thousands)	For the three months ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$1,915,631	$29,344	6.13%	$2,070,975	$45,627	8.74%
Investment securities (2)	130,977	1,751	5.34%	206,681	2,610	5.05%
Federal funds sold	94,418	497	2.09%	12,937	170	5.20%
Other investments	21,222	290	5.44%	20,874	278	5.29%
Total interest-earning assets	2,162,248	31,882	5.90%	2,311,467	48,685	8.36%
Other assets	170,351			135,305
Less: allowance for loan losses	(53,974)			(21,390)
Total average assets	$2,278,625			$2,425,382

Liabilities and Stockholders' Equity
Savings deposits (3)	$315,964	2,037	2.56%	$680,455	7,091	4.13%
Time deposits	1,270,199	13,406	4.20%	902,512	11,890	5.23%
FHLB advances	249,500	2,645	4.16%	213,450	2,642	4.86%
Other borrowings	49,800	890	7.00%	15,974	295	7.23%
Subordinated debt	5,000	78	6.11%	5,000	110	8.62%
Junior subordinated debentures	115,470	1,591	5.39%	115,470	2,340	7.93%
Total interest-bearing liabilities	2,005,933	20,647	4.07%	1,932,861	24,368	4.99%
Demand deposits	188,460			291,606
Exchange liabilities	18,869			-
Other liabilities	44,754			27,276
Total average liabilities	2,258,016			2,251,743
Total average shareholders' equity	20,609			173,639
Total average liabilities and
stockholders' equity	$2,278,625			$2,425,382

Net interest spread (4)			1.83%			3.37%
Net interest income
and net interest margin (5)		$11,235	2.09%		$24,317	4.19%

(Dollars in thousands)	For the nine months ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Loans (1)	$2,029,603	$104,762	6.91%	$2,017,835	$132,356	8.77%
Investment securities (2)	140,215	5,053	4.81%	214,416	7,919	4.93%
Federal funds sold	40,603	653	2.15%	5,422	212	5.21%
Other investments	20,659	906	5.86%	20,902	832	5.32%
Total interest-earning assets	2,231,080	111,374	6.68%	2,258,575	141,319	8.36%
Other assets	159,570			130,910
Less: allowance for loan losses	(52,806)			(20,792)
Total average assets	$2,337,844			$2,368,693

Liabilities and Stockholders' Equity
Savings deposits (3)	$496,768	11,185	3.01%	$660,952	20,143	4.07%
Time deposits	1,065,877	36,697	4.60%	849,854	33,092	5.21%
FHLB advances	215,010	7,186	4.43%	237,166	8,883	4.96%
Other borrowings	47,879	2,489	6.83%	32,933	1,760	7.05%
Subordinated debt	5,000	253	6.66%	5,000	328	8.65%
Junior subordinated debentures	115,470	5,192	5.91%	115,470	6,933	7.92%
Total interest-bearing liabilities	1,946,004	63,002	4.31%	1,901,375	71,139	4.99%
Demand deposits	248,358			285,499
Exchange balances	24,801			-
Other liabilities	49,630			25,300
Total average liabilities	2,268,793			2,212,174
Total average shareholders' equity	69,051			156,519
Total average liabilities and
stockholders' equity	$2,337,844			$2,368,693

Net interest spread (4)			2.37%			3.37%
Net interest income
and net interest margin (5)		$48,372	2.91%		$70,180	4.17%
____________________

(1)
Interest on loans includes loan fees, which totaled $1.0 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively, and $3.7 million and $6.8 million for the nine months ended September 30, 2008 and 2007, respectively. The average loan balance includes loans held-for-sale and non-accrual loans.

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

Provision for Loan Losses and Unfunded Commitments

For the three months ended September 30, 2008 and 2007 the provision for loan losses was $21.4 million and $1.0 million, respectively. For the nine months ended September 30, 2008 and 2007, the provision for loan losses was $88.8 million and $2.7 million, respectively.

Our ALL was $63.8 million at September 30, 2008 and $48.8 million at December 31, 2007.  During the three and nine months ended September 30, 2008, management’s examination of our loan portfolio and the potential impact of the continued deterioration in the California real estate market resulted in a $21.4 million and $88.8 million provision for loan losses, respectively.  In addition, also affecting the ALL are loans charged off and loans recovered.  We had net charge-offs of $9.7 million and $73.8 million for the three and nine months ended September 30, 2008, respectively, compared to net charge-offs of $0.2 million and $0.4 million for the same periods in 2007, respectively.  Of the $73.8 million in net charge-offs for the nine months ended September 30, 2008, $47.9 million related to tract construction loans and $18.5 million related to land loans.

During the three and nine months ended September 30, 2008, we increased our reserve for unfunded commitments by $1.6 million based on our assessment of losses expected to result when these amounts are funded.  The reserve for unfunded commitments was $2.5 million and $1.0 million as of September 30, 2008 and December 31, 2007, respectively.  The ALL and the reserve for unfunded commitments (collectively, “allowance for credit losses”) totaled $66.3 million, or 3.7% of gross loans, and $49.8 million, or 2.5% of gross loans, excluding loans held-for-sale at September 30, 2008 and December 31, 2007, respectively.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2008 and 2007 was $0.9 million and $0.7 million, respectively, representing an increase of $0.2 million or 24.5%.  Non-interest income for the nine months ended September 30, 2008 and 2007 was $1.9 million and $3.4 million, respectively, representing a decrease of $1.5 million or 44.4%. The decrease for the first nine months of 2008 was a result of fewer gains on sale of SBA loans and SBA broker fees attributable to fewer sales made during the nine months ended September 30, 2008 compared to the same period in 2007.

To the extent we originated SBA loans, we generally sold the guaranteed portions, and we have also sold the unguaranteed portion of certain SBA loans.  We recorded a loss associated with SBA loans sold, combined with broker fee income associated with SBA 504 program loans, which amounted to approximately $72,000, compared to a gain of $0.1 million for the three months ended September 30, 2008 and 2007, respectively and amounted to $0.1 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Income from fees and service charges was $0.5 million for the three months ended September 30, 2008 and 2007 and $1.3 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Non-Interest Expense

Our non-interest expense for the three months ended September 30, 2008 and 2007 was $21.9 million and $14.7 million, respectively, and $68.0 million and $42.0 million for the nine months ended September 30, 2008 and 2007, respectively.  Non-interest expense consists primarily of (i) salaries and employee benefits; (ii) occupancy expense; (iii) furniture and equipment expenses; (iv) professional services; (v) write-down of assets; and (vi) other non-interest expense.

(i)
Salaries and employee benefits expense is the largest component of non-interest expense. During the three and nine months ended September 30, 2008, this expense category decreased primarily due to the reduction of employees including those in management roles. Net against these reductions was the $1.0 million of compensation paid to our former President and Chief Executive Officer in connection with his termination of employment during the first quarter of 2008. The aforementioned changes resulted in a decrease of salaries and employee benefits expense by $2.2 million or 27.4% to $5.9 million for the three months ended September 30, 2008 as compared to $8.1 million for the same period in 2007, and by $2.7 million or 11.4% to $20.9 million for the nine months ended September 30, 2008 as compared to $23.6 million for the same period in 2007.

(ii)
Occupancy expense amounted to $3.1 million and $6.2 million for the three and nine months ended September 30, 2008, respectively, in comparison to $1.5 million and $4.3 million for the same periods in 2007, respectively. The increase was due to the acceleration of depreciating certain leasehold improvements during 2008, as well as a new RFC we established in March 2008 in Sherman Oaks, California.

(iii)
Furniture and equipment expense, which is mainly comprised of depreciation and maintenance expense, was $.9 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $3.2 million for the same periods in 2007, respectively.

(iv)
Professional services, including legal, audit and other professional services, was $2.9 million and $10.2 million for the three and nine months ended September 30, 2008, respectively, compared to $0.8 million and $2.2 million for the same periods in 2007, respectively, resulting in increases of $2.1 million and $7.9 million for the three and nine months ended September 30, 2008, respectively. The significant increase for the three and nine months ended September 30, 2008 was related primarily to additional audit and legal costs professional service expenses associated with 1) the internal control investigation, 2) the consent and proxy solicitations, and 3) our pursuit of strategic alternatives including the capital offering costs relating to unsuccessful negotiations.  In addition, we paid $0.2 million of consulting fees to our former Chief Executive Officer, in connection with his severance agreement, during the first quarter of 2008.

(v)
Write-down of assets during the three and nine months ended September 30, 2008 totaled $3.3 million and $14.5 million, respectively, as compared to approximately $397,000 for the three and nine months ended September 30, 2007.  These write-downs include other than temporary impairments on investment securities, impairment of goodwill related to our former Exchange Companies, declines in the value of foreclosed real estate owned and declines in the market value of loans held-for-sale. These declines occurred, in part, as a result of market forces impacting us attributable to the severe declines in real estate values in Southern California.

(vi)
Other non-interest expenses totaled $3.9 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The main increase in other expenses consisted of foreclosure, appraisal, and other loan related expenses due to the increase in non-performing assets.  The following is a breakdown of other expenses for the three and nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other non-interest expense:
Data processing	$398	$380	$1,218	$1,112
Marketing	435	275	842	698
Insurance and assessments	592	327	1,705	1,092
Administrative	194	163	557	560
Other	2,254	294	3,039	577
Total other non-interest expense	$3,873	$1,439	$7,361	$4,039

Income Taxes

The provision for federal and state income taxes was $3.2 million for the nine months ended September 30, 2008, respectively, while the provision for federal and state income taxes was $3.8 million and $11.8 million for the three and nine months ended September 30, 2007, respectively.  During the three months ended September 30, 2008, we recorded a tax benefit of $2.6 million.

During the second quarter of 2008, we recorded a valuation allowance against our entire deferred tax asset.  Management has concluded that it is not more likely than not that the deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income.  Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on our net income and stockholders’ equity.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as of January 1, 2007.  There was no change to our beginning retained earnings in connection with the implementation of FIN 48.  Furthermore, there were no items that we believe constitute an uncertain tax position and therefore, there were no items that are expected to reverse within twelve months.

Financial Condition

Assets

We have implemented a strategy to reduce our loan production levels resulting in a net contraction of our balance sheet during the first three quarters of 2008.  Overall, we have compressed our balance sheet by $384.5 million, or 15.5%, during the first three quarters of 2008, from $2.5 billion at December 31, 2007 to $2.1 billion at September 30, 2008. Total assets at September 30, 2008 were comprised primarily of $1.8 billion in loans, net of unearned income, $8.4 million in loans held-for-sale and $0.1 billion in investment securities.  This represents a decrease of $205.2 million or 10.2% in loans, net of unearned income, a decrease in loans held-for-sale of $111.0 million or 93.0% and a decrease of $52.3 million or 29.5% in investment securities from December 31, 2007.

Investments

Our securities portfolio amounted to $125.0 million, or 6.0% of total assets, at September 30, 2008, and $177.3 million, or 7.1% of total assets, at December 31, 2007. Our investment portfolio decreased during the nine months ended September 30, 2008 as a result of $10.8 million of principal paydowns of our mortgage-backed securities and the sale of $36.5 million of investments. We recorded approximately $12,000 of gain in conjunction with the sale of securities during the first quarter of 2008. There was no sale of investment securities during the three months ended September 30, 2007 and 2008. Almost all of our securities are insured by U.S. government agencies or U.S. government-backed agencies.

Included in stockholders’ equity at December 31, 2007 was $2.5 million of net unrealized losses (net of $1.8 million estimated tax benefit) on investment securities available-for-sale.  Subsequent to the $5.5 million investment write down in the second quarter of 2008 and due to the recovery of our investment securities during the third quarter of 2008, we had an unrealized gain of $3.9 million in the ‘other comprehensive income’ section of stockholders’ equity as of September 30, 2008.

Principal paydowns, from regularly scheduled principal payments or prepayments made, were $2.9 million and $10.8 million for the three and nine months ended September 30, 2008, respectively.  The estimated duration is approximately five years on such mortgage-backed securities as of September 30, 2008.

Securities with a fair value of $122.7 million and $169.2 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure FHLB borrowings and public monies as required by law.

The amortized cost and fair values of investment securities at September 30, 2008 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$13,643	$-	$(162)	$13,481
Mortgage-backed securities	107,681	1,528	-	109,209
Mutual funds	2,328	5	-	2,333
Total Investment Securities	$123,652	$1,533	$(162)	$125,023

The amortized cost and fair values of investment securities at December 31, 2007 were as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Trading Securities	$5,516	$268	$-	$5,784

Available-for-sale securities:
U.S. agency securities	13,328	-	(193)	13,135
Mortgage-backed securities	160,214	9	(4,111)	156,112
Mutual funds	2,310	-	(20)	2,290
Total available-for-sale securities	175,852	9	(4,324)	171,537
Total Investment Securities	$181,368	$277	$(4,324)	$177,321

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  During June, 2008, we determined that we may not have the ability to retain our investments in securities until recovery. As a result, we recorded an impairment adjustment of $5.5 million to eliminate all unrealized losses within our available-for-sale investment portfolio. This amount is included in the impairment of assets in the accompanying statement of operations.  At September 30, 2008, we had a net unrealized gain of $1.4 million on our investment securities after such impairment adjustment.

(Dollars in thousands)	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. agency securities	$13,481	$(162)	$-	$-	$13,481	$(162)
Mortgage-backed securities	-	-	-	-	-	-
Mutual funds	-	-	-	-	-	-
Total	$13,481	$(162)	$-	$-	$13,481	$(162)

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

During the quarter ended June 30, 2008, we determined that we may not have the ability to retain our investments in securities until recovery. As a result, we recorded an impairment adjustment of $5.5 million to eliminate all unrealized losses within our available-for-sale investment portfolio. As of September 30, 2008, any individual investments with unrealized losses were not significant.

As of December 31, 2007, we had 17 securities in an unrealized loss position. Despite the unrealized loss position of certain securities, we concluded, as of December 31, 2007, that these investments were not other-than-temporarily impaired.  This assessment was based on the following factors: i) the financial condition and near-term prospects of the issuer; ii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; iii) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads; and iv) the length of time and the extent to which the market value has been less than cost.

The amortized cost and fair values of investment securities, available-for-sale at September 30, 2008, by contractual maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mutual funds of $2.3 million are not included, as they do not have any stated maturity date.

(Dollars in thousands)
	Maturing after 10 years
	Amortized
	Cost	Fair Value
U.S. agency securities	$13,643	$13,481
Mortgage-backed securities	107,681	109,209
Total	$121,324	$122,690

Loans

We implemented actions to manage our loan production levels consistent with our strategic plan which called for the reduction of our overall risk profile, including a significant reduction of the construction loan portfolio, and a focus on loan portfolio management, which called for a rebalancing of the existing loan portfolio to produce a base of stabilized earnings.  During the nine months ended September 30, 2008, our loan portfolio, which includes loans held-for-sale, decreased by 14.9%.  Loans, net of unearned income, decreased by $205.2 million from $2.0 billion at December 31, 2007 to $1.8 billion at September 30, 2008. During the nine months ended September 30, 2008, the loan balance decrease was comprised primarily of $431.6 million in loan payoffs, $205.6 million in principal payments, $75.4 million of charge-offs and $60.9 million of net loan sales, offset by $488.2 million in disbursements on new and existing loan commitments.

Loans held-for-sale decreased by $111.0 million from $119.4 million at December 31, 2007 to $8.4 million at September 30, 2008.  During June 2008, management determined that it no longer had the intent to sell the multifamily and commercial real estate loans in the held-for-sale portfolio.  This determination was made based on several factors, including market conditions and demand for such loans.  Therefore, we reclassified these loans to the held-for-investment loan portfolio at the lower of cost or fair value.

Further, in June 2008, management identified $50.9 million of tract construction loans and $13.9 million of land loans that it had the intent to sell, and transferred these loans to held-for-sale status at the lower of their cost or fair value.  During the third quarter of 2008, $45.3 million of these loans were foreclosed on and the properties were transferred to OREO.  In addition, we recorded a $1.2 million valuation reserve against the remaining loans held for sale.  As of September 30, 2008, we had $0.9 million of tract construction loans held for sale and $9.5 million of land loans held for sale.

The majority of our loans, commitments, and commercial and standby letters of credit have been granted to customers in our market areas, which include Los Angeles, Marin, Monterey, Orange, Riverside, San Bernardino, San Diego, Santa Clara and Ventura counties in California.   The concentrations of credit by type of loan are set forth below:

(Dollars in thousands)	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and industrial	$197,780	11.0%	$156,966	7.8%
Real estate construction and land:
Single-family luxury	492,283	27.3%	582,962	29.0%
Single-family tract	47,434	2.6%	146,627	7.3%
Commercial	219,629	12.2%	198,186	9.9%
Land
Single-family luxury	18,769	1.0%	22,931	1.2%
Single-family tract	31,283	1.7%	64,405	3.2%
Commercial	9,158	0.5%	15,439	0.8%
Other	265	0.0%	909	0.0%
Real estate mortgage:
Commercial	507,137	28.1%	553,531	27.6%
Multi-family residential	134,878	7.5%	93,662	4.7%
Other residential	49,991	2.8%	56,257	2.8%
Consumer loans	92,433	5.1%	115,702	5.7%
All other loans (including overdrafts)	167	0.0%	264	0.0%
	1,801,207	99.9%	2,007,841	100.0%
Less:
Unearned premium on loans	2,245	0.1%	3,272	0.2%
Deferred loan fees	(587)	0.0%	(3,042)	-0.2%
Loans, net of unearned income	$1,802,865	100.0%	$2,008,071	100.0%
Loans held-for-sale	$8,391		$119,427

To the extent we originate SBA loans, we generally sell the guaranteed portions of the SBA loans to investors.  At September 30, 2008 and December 31, 2007, SBA loans totaled $12.5 million and $17.8 million, respectively, net of SBA participations sold in the amount of $50.2 million and $57.7 million, respectively.  We had $0.4 million and $4.4 million of SBA loan participation sales during the three and nine months ended September 30, 2008, respectively.

We also sold $4.1 million and $27.4 million in commercial real estate loans during the three and nine months ended September 30, 2008, respectively, and $2.7 million and $19.1 million in multifamily loans for the same periods in 2008, respectively.   From time to time, we receive unsolicited offers to sell loans which are troubled or approaching foreclosure.

We retain servicing rights to the SBA loans sold and record servicing rights and interest-only strip receivables (collectively, “servicing rights”) related to the loans sold.  The balance of capitalized servicing rights included in other assets on our Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 was $0.6 million and $0.7 million, respectively.  The fair values of these servicing rights approximate their book values respectively.

The following summarizes servicing rights capitalized and amortized for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Servicing rights capitalized	$(12)	$13	$23	$185
Servicing rights amortized	$58	$116	$215	$368
Valuation allowances	$-	$-	$-	$-

The following table sets forth the activity relating to servicing rights for the nine months ended September 30, 2008 and 2007.

(Dollars in thousands)	Nine months ended September 30,
	2008	2007
Servicing rights, beginning of year	$749	$933
Servicing rights added in period, net	23	185
Servicing rights amortized	(215)	(368)
Servicing rights, end of period	$557	$750

We had approximately $409.4 million and $563.3 million in loans pledged to secure FHLB borrowings at September 30, 2008 and December 31, 2007, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in our judgment based on information available at the time of determination, is adequate to absorb credit losses inherent in the loan portfolio and in undisbursed loan commitments, given the orderly resolution of credits, as opposed to the immediate liquidation of the portfolio to bulk purchasers.  The amount of the allowance is based on our evaluation of the collectability of the loan portfolio, including the composition of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  Therefore, the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant such.

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The reserve for unfunded commitments is increased by a provision for unfunded commitments, which is charged to other expenses.

Transactions in the allowance for credit losses are summarized as follows for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2008	2007
Allowance for Loan Losses
Balance, beginning of period	$48,849	$19,689
Recoveries on loans previously charged off	1,563	19
Loans charged off	(75,383)	(153)
Provision charged to operating expense	88,762	1,700
Balance, end of period	$63,791	$21,255

Reserve for Unfunded Commitments
Balance, beginning of period	$966	$1,396
Net decrease charged to other expenses	1,559	(400)
Balance, end of period	$2,525	$996

Allowance for Credit Losses
Allowance for loan losses	$63,791	$21,255
Reserve for unfunded commitments	2,525	996
Allowance for credit losses	$66,316	$22,251

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

(Dollars in thousands)	As of
	September 30, 2008	December 31, 2007
Accruing Loans More than 90 Days Past Due
Aggregate loan amounts
Commercial and industrial	$-	$29
Real estate construction and land	-	-
Real estate-mortgage	-	-
Consumer loans	-	25
Total loans past due more than 90 days
and still accruing	$-	$54

Renegotiated loans	$13,934	$-

Non-accrual loans
Aggregate loan amounts
Commercial and industrial	$12,888	$892
Real estate construction and land	147,871	70,975
Real estate-mortgage	57,851	3,355
Consumer loans	5,149	140
Total non-accrual loans	$223,759	$75,362

Total non-performing loans	$237,693	$75,416

Other Real Estate Owned	$38,641	$17,375

Included in non-performing loans at September 30, 2008 were $13.9 million of troubled debt restructurings, or renegotiated loans, comprised of two commercial real estate loans.  These loans are considered troubled debt restructurings because the modified interest rates were lower than the interest rates on the original loans.  Interest income recognized on these loans during the three and nine months ended September 30, 2008 amounted to $0.3 million and $0.9 million, respectively.  We have no commitments to lend additional funds to this borrower.

If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased approximately $6.8 million and $19.8 million for the three and nine months ended September 30, 2008, respectively, and  approximately $0.6 million and $1.6 million for the same periods in 2007, respectively.

With the continuing decline of economic conditions in California, our non-accrual loans have increased 215.2% for the nine months ended September 30, 2008 from $75.4 million at December 31, 2007 to $223.8 million at September 30, 2008.  At September 30, 2008 we had $237.7 million of non-performing loans and $38.6 million of other real estate owned.  Of the non-performing loan balance, $223.8 million are non-accrual loans and $13.9 million are renegotiated loans which are paying in accordance with the new terms.  As of September 30, 2008, we did not have any loans past due more than 90 days and still accruing.  Our non-accrual balance is primarily comprised of SFR tract construction loans totaling $20.7 million, luxury construction projects totaling $72.7 million, $54.4 million of land loans for tract construction purposes and commercial real estate construction loans, and $56.8 million of commercial real estate loans.

Our OREO balance was $38.6 million and $17.4 million at September 30, 2008 and December 31, 2007, respectively, representing an increase of $21.3 million.  The increase was primarily related to the addition of $46.1 million of tract construction properties, offset by proceeds of $11.0 million on the sale of a tract construction property consisting of 115 lots and ten completed homes. We are actively pursuing disposition of all foreclosed assets.

During the nine months ended September 30, 2008, we recorded a specific valuation allowance of $26.7 million relating to our impaired loans.  Impaired loans without a specific valuation allowance either had a specific charge-off or had collateral with a fair value, less costs to sell, in excess of the impaired amount.  The following is a summary of information pertaining to impaired loans for the dates and periods specified.

(Dollars in thousands)	As of
	September 30,	December 31,
	2008	2007
Impaired loans with a specific valuation allowance	$119,370	$103,732
Impaired loans without a specific valuation allowance	177,097	36,156
Total impaired loans	$296,467	$139,888

Specific valuation allowance related to impaired loans	$26,728	$20,848

(Dollars in thousands)	Nine months ended September 30,
	2008	2007
Average recorded investment in impaired loans	$226,536	$14,996
Cash receipts applied to reduce principal balance	$80,212	$9,180
Interest income recognized for cash payments	$1,261	$100

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

During the quarter ended June 30, 2008, we provided a full valuation allowance against our net deferred tax asset, due to uncertainty related to its eventual realizability.  As of September 30, 2008, we have continued to provide a full valuation allowance against the net deferred tax asset.  The ultimate realizability of our deferred tax asset is dependent upon management’s judgments regarding the nature of future reversals of existing temporary differences, future taxable income and available tax planning strategies.  These judgments are based in part on factors that may or may not be entirely within the control of management, such as judgments regarding future economic conditions and changes within the business environment in which we operate.

Current Tax Receivable

As of September 30, 2008, we had a current net income tax receivable of $26.4 million.  $14.6 million is a result of utilizing net operating losses generated during the current year to reduce our tax liabilities in prior tax years.  Any remaining net operating losses generated in the current year, which would expire in 2028, remain available to offset future taxable income.

Liabilities and Stockholders’ Equity

Deposits

Deposits represent our primary source of funds for funding our loan activities.  Our deposits, which were $1.6 billion at September 30, 2008, decreased by $315.0 million or 16.3% compared to December 31, 2007.  The decrease primarily resulted from a runoff of savings deposit accounts, which includes money market, savings, and NOW accounts of $481.2 million and demand deposits of $173.7 million which was unable to be offset by increases in time deposits of $339.9 million.  As a result of the issuance of the Consent Order by the OCC on July 22, 2008, we will no longer be able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank’s initial waiver request from the FDIC was declined, however the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

As of September 30, 2008, our deposits were comprised of 8.8% in non-interest bearing deposits, 9.0% in money market, 4.8% in NOW and savings deposits, and 77.4% in time deposits, while the composition of deposits was 16.4%, 29.4%, 7.0% and 47.2%, respectively, at December 31, 2007.  Of the time deposits at September 30, 2008, 18.9% were brokered time deposits.  Of our brokered time deposits as of September 30, 2008, approximately $30.0 million will mature by December 31, 2008, an additional $25.0 million will mature by March 31, 2009, and another approximately $107.3 million will mature by June 30, 2009.

Our interest-bearing deposits as of September 30, 2008 and December 31, 2007 were composed of the following:

(Dollars in thousands)	As of
	September 30, 2008	December 31, 2007
Money market deposits	$146,148	$568,713
Savings and NOW deposits	78,332	136,982
Time deposits under $100,000	754,357	360,249
Time deposits of $100,000 or more	498,549	552,803
Total	$1,477,386	$1,618,747

At September 30, 2008, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)

Three months or less	$161,402
Over three through twelve months	267,315
Over one through five years	69,832
$498,549

Borrowings

The following schedule details our short-term and long-term borrowings for the periods noted below:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Short-term borrowings:
FHLB advances	$236,000	$40,000
Other borrowings	48,300	45,250
Total Short-term borrowings	284,300	85,250
Long-term borrowings:
FHLB advances	45,000	135,000
Subordinated debentures	5,000	5,000
Junior subordinated debentures	115,470	115,470
Total Long-term borrowings	165,470	255,470

Total Borrowings	$449,770	$340,720

FHLB Advances

Pursuant to collateral agreements with the FHLB, advances are secured by our capital stock in FHLB, certain investment securities and certain qualifying loans.  FHLB advances were $281.0 million and $175.0 million at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, $155.0 million of our FHLB advances were putable with a weighted average interest rate of 4.8%.  Of the putable advances, $65.0 million are three-year putable advances with a one-year non-put period, $70.0 million are two-year putable advances with twelve month non-put period, and the remaining $20.0 million are three-year putable advances with an eighteen month non-put period.  After the respective lockout periods, the FHLB has the ability to exercise the put option if rates increase.  At September 30, 2008, the Bank had $1.0 million in remaining borrowing capacity based on the level of pledged loan and investment collateral.

FHLB advances by contractual maturity consisted of the following as of September 30, 2008:

(Dollars in thousands)	Weighted
	Average	Maturity	Putable
Maturity	Rate	Amount	Amount
2008	4.83%	$20,000	$20,000
2009	3.83%	216,000	90,000
2010	4.64%	45,000	45,000
	4.03%	$281,000	$155,000

Other Borrowings

VNB had $48.3 million and $45.3 million outstanding on our secured line of credit with the Senior Lender at September 30, 2008 and December 31, 2007, respectively.  This line is collateralized by 100% of the Bank’s common stock.  On several occasions over the term of this facility, we have been in default due to non-compliance with certain financial and operating covenants.  As a result, VNB and our Senior Lender have entered into several modifications and waivers with respect to these prior defaults.

Effective November 12, 2008, VNB and the Senior Lender entered into the Seventh Modification Agreement and Covenant Waiver which, among other things, extended the maturity date of the secured line of credit from the Senior Lender to March 31, 2009, extended the waiver by the Senior Lender of certain financial and other covenant failures of the Company, including the signing of a consent order with the OCC, the signing of a written agreement with the FRB of San Francisco and the entering into the Purchase Agreement with the Buyer, all of which constituted events of default, through March 31, 2009.   The outstanding balance of the loan was $48.3 million at November 12, 2008.

In connection with the execution of the Purchase Agreement, the Company and the Buyer entered into a Letter Agreement with the Senior Lender pursuant to which the Company agreed to pay to the Senior Lender, as described above, the Initial Payoff in full satisfaction of the Company’s indebtedness and obligations under the Loan.  Further, the Senior Lender may receive the Additional Purchase Price of $8.0 million if certain conditions related to loan losses are satisfied.  These terms are subject to the condition that the Initial Payoff be made by March 31, 2009.  In the event that the initial purchase price increases as a result of a competing bid or an increase in the amount payable by the Buyer, the Company will retain twenty-five percent (25%) of any increased initial purchase price (net of the termination fees and the Buyer’s expenses) in excess of $10.0 million.  The initial purchase price for this purpose means the greater of $10.0 million or the actual bid accepted for the sale of the shares of the Bank.  See “Stock Purchase Agreement” above for further details of the transaction.

As a result of regulatory restrictions on VNB, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Significant Events – Regulatory Actions” above, prior FRB approval is required for VNB to make this or any other payment on the line of credit.

Subordinated Debentures

We also have $5.0 million in subordinated debt which bears a floating rate of interest of 3.05% over the three month LIBOR and a fifteen-year maturity with quarterly interest payments.  The effective rate as of September 30, 2008 was 6.53%.  The outstanding balance of this subordinated debt was $5.0 million at September 30, 2008 and December 31, 2007.

Junior Subordinated Debentures

As of September 30, 2008 and December 31, 2007, we had $115.5 million in junior subordinated debentures outstanding from ten issuances of trust preferred securities.  Junior subordinated debentures as of September 30, 2008 consisted of the following:

(Dollars in thousands)			As of September 30, 2008
			Common	Effective
	Interest Rate	Maturity Date	Stock	Interest Rate	Balance
Vineyard Statutory Trust I	3-month LIBOR + 3.60%	December 18, 2031	$372	6.48%	$12,372
Vineyard Statutory Trust II	3-month LIBOR + 3.35%	December 26, 2032	155	6.14%	5,155
Vineyard Statutory Trust III	3-month LIBOR + 3.05%	October 8, 2033	310	5.84%	10,310
Vineyard Statutory Trust IV	3-month LIBOR + 2.85%	January 23, 2034	310	5.65%	10,310
Vineyard Statutory Trust V	3-month LIBOR + 2.85%	April 23, 2034	310	5.64%	10,310
Vineyard Statutory Trust VI	3-month LIBOR + 2.85%	July 23, 2034	372	5.65%	12,372
Vineyard Statutory Trust VII	3-month LIBOR + 2.00%	December 16, 2034	310	4.81%	10,310
Vineyard Statutory Trust VIII	3-month LIBOR + 2.25%	May 23, 2035	310	5.06%	10,310
Vineyard Statutory Trust IX	3-month LIBOR + 1.70%	November 23, 2035	464	4.51%	15,464
Vineyard Statutory Trust XI	3-month LIBOR + 1.60%	June 23, 2036	557	4.81%	18,557
			$3,470	5.36%	$115,470

FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”) addresses the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. Our Trusts, therefore, do not meet the requirements for consolidation and are not consolidated in our Consolidated Financial Statements. We have a minority interest in our Trusts totaling $4.4 million and $4.2 million at September 30, 2008 and December 31, 2007, respectively, which are included in other assets in our Consolidated Balance Sheets.  The Company also has a variable interest entity, the Pomona Fox Investment, which has been consolidated based on the provisions of FIN 46R.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital.  Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.  The quantitative limits become effective on June 30, 2009, after a four-year transition period.  As of September 30, 2008, we have included the junior subordinated debentures in our Tier 2 Capital for regulatory capital purposes.  Our predominant form of Tier 1 capital must be in voting common equity.  As of September 30, 2008, we did not meet this guideline.

Prior FRB approval will now be required in order for us to make payments of interest and principal under our outstanding junior subordinated debentures.   We are currently deferring interest payments on all junior subordinated debentures, however we continue to accrue the related interest expense on our Consolidated Financial Statements.

Other Borrowing Facilities

During the second quarter of 2008, we were notified by all of our correspondent banks that our unsecured borrowing lines had been suspended.  The suspensions comprised $131.7 million in unsecured borrowing lines.  Therefore, we did not have any unsecured borrowing lines available at September 30, 2008.  At December 31, 2007, we had no outstanding balance on our $137.8 million in unsecured borrowings lines with eight correspondent banks.

Stockholders’ Equity

Stockholders’ equity was $2.5 million and $113.0 million at September 30, 2008 and December 31, 2007, respectively.  The decrease of $110.5 million in stockholders’ equity during the nine months ended September 30, 2008 relates mainly to a net loss of $109.8 million, $1.5 million in preferred and common cash dividends declared and the purchase of $3.3 million in common stock, offset by $3.9 million in unrealized holding gains associated with our available-for-sale investment portfolio.

Liquidity

VNB

While the Bank’s liquidity position has somewhat stabilized, the liquidity position of VNB has continued to deteriorate.  As a result of recent regulatory actions, the Bank is not permitted to pay dividends or make payments to VNB.  As a result of the Bank’s inability to upstream money to VNB and the unsuccessful $250.0 million Offering, VNB has very little available liquidity.  VNB has no borrowing availability or other sources of liquidity.  As of September 30, 2008 and November 10, 2008, VNB had $4.7 million and $3.9 million in cash and cash equivalents, respectively.  This amount is not sufficient to pay our creditors or to continue operations.  The restrictions on the Bank’s ability to upstream funds to VNB and the lack of sources of liquidity available to VNB continue to raise substantial doubt about the Company’s ability to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  See Risk Factors for a listing of risks affecting VNB.

Bank

We rely on asset-liability management to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers, while maximizing the investment yield on any daily excess available funds at the lowest risk-weighting category available.  Liquidity needs are heightened when there are deposit withdrawals from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.  At September 30, 2008, we had $27.0 million in federal funds sold as a source of liquidity.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors.  Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities.  To meet mounting liquidity needs, the Asset-Liability Management Committee implements an overall Balance Sheet repositioning strategy.  We experienced a significant deposit run-off during the second quarter of 2008, which we believe resulted primarily from the negative publicity relating to our financial results and the financial results of other financial institutions, together with the seizure of IndyMac Bank by federal regulators in July 2008.  During the second quarter of 2008, we obtained $266.3 million in brokered deposits to offset the anticipated run-off of savings, NOW and money market deposit accounts.

As a result of the issuance of the Consent Order by the OCC on July 22, 2008, the Bank will no longer be able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  The Bank’s initial waiver request from the FDIC was declined, however the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, granted on the terms requested, or granted in time for the Bank to effectively utilize brokered deposits as a source of required liquidity, if needed.  If the Bank does not receive such a waiver, we will not be able to use further brokered deposits as a source of liquidity.

To mitigate this liquidity issue, the Bank continues to focus on building relationships to acquire core deposits and increased focus on interest bearing time deposits through promoting competitive rates.  On the asset side of the balance sheet, the Bank has minimal loan originations and renewals.  Principal paydowns and the focused sale of loans can contribute to an improved liquidity position.  The implementation of strategies listed above resulted in a federal funds sold position of $27.0 million at September 30, 2008.

The liquidity contingency process outlines authorities and a reasonable course of action in case of unexpected liquidity needs. Throughout the second quarter of 2008, we were notified by our lenders that all of our unsecured borrowing lines had been suspended, and therefore, we did not have any unsecured borrowing lines available at September 30, 2008.  The suspensions comprised $131.7 million in unsecured borrowing lines. At September 30, 2008, we had $1.0 million in excess borrowing capacity available based on the level of our pledged loan and investment collateral.

As of September 30, 2008, the Bank had $89.9 million of cash and cash equivalents and had no unsecured correspondent banking facilities with borrowing availability.  However, on August 1, 2008, the Bank entered into an intercreditor agreement with the FHLB and FRB San Francisco whereby certain eligible loans pledged to the FRB San Francisco, and agreed to by the FHLB, may be utilized to support any advances from the FRB Discount Window.  We have pledged loans with an aggregate principal balance of over $400 million which can be used by the FRB Discount Window in determining an amount available to us; however, the FRB Discount Window is not obligated to lend on any collateral deposited.  As of November 10, 2008, the Bank had $84.4 million in cash and cash equivalents.

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

On a consolidated basis, the minimum regulatory capital ratios that we must meet are total risk-based capital of 8.0%, Tier 1 capital of 4.0% and a leverage ratio of 4.0%.  At September 30, 2008, each of our total risk-based capital, Tier 1 capital and leverage ratios was -0.01%.  Therefore, each of these ratios were below the minimum requirements at September 30, 2008.

At the Bank level, pursuant to regulatory ratio guidelines under prompt corrective action rules, a bank must have a total risk-based capital ratio of 10.0% or greater, Tier 1 capital of 6.0% or greater and a leverage ratio of 5.0% or greater to be considered “well capitalized”.  At September 30, 2008, the Bank’s total risk-based capital, Tier 1 capital and leverage ratios were 9.48%, 8.20% and 7.19%, respectively.  The Bank is no longer deemed to be "well capitalized" and instead is “adequately capitalized.”  As a result of not being “well capitalized,” the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund and the Bank’s assessments and application fees paid to the OCC, are expected to increase.

The Consent Order issued by the OCC on July 22, 2008 requires the Bank to maintain Tier 1 capital at least equal to nine percent (9%) of adjusted total assets and total risk-based capital at least equal to eleven percent (11%) of risk weighted assets.
As a result of the issuance of the Consent Order, among other things, the Bank will be prohibited from renewing existing brokered deposits or accepting new brokered deposits without a waiver from the FDIC.

The following table sets forth our actual regulatory capital amounts and ratios as of the dates indicated:

(Dollars in thousands)			Capital Needed
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Regulatory		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total capital to risk-weighted assets:
Bank	$186,285	9.48%	$157,200	8.00%	$196,500	10.0%
Consolidated	$(274)	-0.01%	$219,200	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$161,195	8.20%	$78,600	4.00%	$117,900	6.0%
Consolidated	$(274)	-0.01%	$109,600	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$161,195	7.19%	$89,700	4.00%	$112,100	5.0%
Consolidated	$(274)	-0.01%	$109,600	4.00%	N/A	N/A

As of December 31, 2007
Total capital to risk-weighted assets:
Bank	$287,392	11.93%	$192,700	8.00%	$240,900	10.00%
Consolidated	$252,528	10.36%	$195,000	8.00%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Bank	$257,032	10.67%	$96,400	4.00%	$144,500	6.00%
Consolidated	$147,886	6.07%	$97,500	4.00%	N/A	N/A

Tier 1 capital to average assets:
Bank	$257,032	10.30%	$99,800	4.00%	$124,800	5.00%
Consolidated	$147,886	5.89%	$100,400	4.00%	N/A	N/A

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

The table below shows the estimated impact of changes in interest rates on EVE and EAR at September 30, 2008, assuming shifts of 100 to 200 basis points in both directions:

(Dollars in thousands)
	Economic Value of Equity		Earnings at Risk
Simulated	Cumulative	Cumulative	Cumulative	Cumulative
Rate Changes	Dollar Change	Percentage Change	Dollar Change	Percentage Change
200	$(26,470)	-340.3%	$(13,239)	-31.2%
100	$(12,894)	-165.8%	$(6,552)	-15.4%
-100	$12,533	161.1%	$302	0.7%
-200	$18,954	243.7%	$6	0.0%

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

Off-Balance Sheet Arrangements

Please see Note #7 of the Notes to Consolidated Financial Statements for information regarding off-balance sheet arrangements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our 2007 Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2008.  Notwithstanding management’s assessment that the previous deficiencies were not completely remediated and therefore our disclosure controls and procedures are not effective as of September 30, 2008; we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.  Although our disclosure controls and procedures were not effective at September 30, 2008, we continue to work toward full remediation of the material weaknesses that existed at December 31, 2007.

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

We have made the following changes to strengthen our internal control over financial reporting during the three months ended September 30, 2008:

•	Continued training plans regarding the identification and elevation of control environment issues;

•
Continued enhancement of the information security monitoring procedures and documentation including the implementation of changes to user access, system logs and security policies.  Additionally, the Information Security Officer (“ISO”) documents all alert and report settings for the Information Technology (“IT”) systems, which establish a baseline of security monitoring for periodic audit assessment;

•
Hired an ISO with proven expertise in information technology, information security and banking.  The ISO reports directly to the Chief Risk Offer with additional reporting obligations to the Audit Committee, for independence purposes, if such matters are warranted;

•	Engaged an external independent IT firm to perform an enhanced IT General Computer Control audit to include IT controls around financial reporting;

•
Augmented various Board-approved policies and procedures including the Employee Expense Reimbursement Policy, the Signing Authority Policy and the Conflict of Interest Policy to substantially reduce or eliminate ambiguity and misinterpretation;

•
Wrote and/or augmented various policies related to loan grading, problem loan reporting, loan portfolio management, risk identification, and ALL methodology to assess financial reporting risks related to the loan portfolio, all of which are Board approved;

•
Established a system for measuring credit losses and loan portfolio management protocols which specifies expectations for proactively reviewing, monitoring and reporting risks to the Directors’ Loan Committee and the Board of Directors;

•
Board approval of our newly developed Problem Asset Resolution Program, which states that internal loan authority limits and approval authorities require that all renewals and extensions of special mention and/or substandard loans be presented to the Directors’ Loan Committee for review and approval;

•	Assessed the need for and engaged a new external loan review firm to commence review of the Company's loan portfolio (scheduled for fourth quarter, 2008);

•	Engaged qualified advisors to assist with tax preparation and analysis and the application of the proposed accounting treatments for more non-routine or complex accounting transactions;

•
Increased dialogue and oversight between the Audit Committee and Board of Directors as it relates to internal controls over financial reporting and establishment of an effective Tone at the Top structure for the Company.   This also includes regular dialogue between the Audit Committee, Board of Directors, Executive Management and the Director of Audit; and

•	Expanded Company-wide audit procedures to address such stated material weaknesses in order to aid in the early detection and remediation of potential future breakdowns in controls.

Except as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, a party to litigation which we believe is incidental to the operations of our business.  Management is not aware of any material legal action or compliant that would have an adverse affect on the financial position, results of operation, or liquidity of the Company at September 30, 2008.

For a discussion of the issuance of the Consent Order by the OCC on July 22, 2008 and the issuance of the FRB Written Agreement on September 23, 2008, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events – Regulatory Actions.”

ITEM 1A.  RISK FACTORS

Our Purchase Agreement with the Buyer and the Buyer’s Financing may be unsuccessful and may result in the Bank being placed into receivership by federal regulators.

On November 12, 2008, VNB announced that it had entered into a Purchase Agreement for the sale of the Bank, its principal opering asset, as described in Note #1 to the financial statements.  The consummation of the transaction is contingent upon the Buyer’s ability to raise $125.0 million through the Financing.  If the Buyer is not successful in raising capital or another satisfactory transaction does not occur, federal regulators may put the Bank into receivership or conservatorship with the FDIC.  Additionally, there is no assurance that regulators may not place the Bank into receivership or conservatorship with the FDIC before the proposed transaction is able to be completed.  As a result of any receivership or conservatorship, we believe that this will lead to a complete loss of all value of VNB’s ownership interest in the Bank, and it is highly likely that VNB would cease operations and be dissolved through liquidation or bankruptcy. If we were to liquidate or seek bankruptcy protection, we do not believe that there would be any assets available to the holders of capital stock of VNB and you would lose your investment. Seizure of the Bank by federal regulators will also require the Bank to cease operations.

It is highly unlikely that you will receive any consideration from the sale of the Bank.

The Purchase Agreement provides for the sale of the Bank for a $10 million initial purchase price plus the right to receive an additional $8.0 million if certain conditions are met.  Our Senior Lender agreed to take $9.0 million of the proceeds from the initial purchase price plus the right to receive the entire additional $8.0 million payment (if payable). As a result, if the sale of the Bank is completed, VNB will receive $1.0 million in proceeds and the obligations under the secured line of credit with the Senior Lender would be discharged.  VNB’s shareholders will receive no direct payment or consideration in connection with this transaction.  As a result, following completion of the transaction, VNB will have no operating assets and we believe VNB will cease operations.  In such event, it is likely that you would lose your investment.

VNB’s previously announced Offering transaction was unsuccessful, which may result in a loss of your investment.

VNB’s previously announced $250.0 million Offering was unsuccessful due to lack of investor interest. We do not believe there will be other opportunities to raise sufficient funds  As a result, even if the sale of the Bank is consummated, we believe that VNB will cease operations.  In such event, it is likely that you would lose your investment.

We have substantial doubt about our ability to continue as a “going concern,” and you are likely lose your investment in the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our inability to repay the outstanding principal balance of our debt or from any extraordinary regulatory action, either of which would affect our ability to continue as a going concern.  We have recently incurred significant operating losses, experienced a significant deterioration in the quality of our assets, suffered a decline in customer deposits and breached the terms of a line of credit with a correspondent bank.  These factors, among others, were deemed to cast significant doubt on our ability to continue as a going concern.  This means there is significant doubt that we can continue as an ongoing business.  If we cease business activities, it is likely that you will lose your investment.

Our operations and activities are subject to heightened regulatory oversight and further regulatory action may be taken, including a seizure of the Bank.

The OCC has designated the Bank to be in “troubled condition,” and the FRB has designated the Company to be in “troubled condition” for purposes of Section 914.  As a result of those designations and the Consent Order, our operations and activities are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us.  Our ability to conduct our operations and meet our obligations requires, in many circumstances, that we obtain prior regulatory approval. Such approval is discretionary and we can give no assurance that such approval would be granted, or granted on the terms requested.  On July 22, 2008, the Bank consented to the issuance of the Consent Order by the OCC, which established timeframes for the completion of remedial measures to address asset quality deterioration and enterprise risk management.  On September 23, 2008, VNB entered into a written agreement (the “Written Agreement”) with the FRB.

If the Financing pursuant to the Purchase Agreement is unsuccessful, we will not be able to comply with the provisions of the Consent Order or the Written Agreement within the timeframes required.  As a result, the OCC or the FRB may take further enforcement action, including placing the Bank into receivership with the FDIC.  If the Bank is placed into FDIC receivership, we would be required to cease operations.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank which are not permitted due to restrictions imposed by the OCC and the FRB.

The primary source of our funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank.  This source of funds is no longer available.  The availability of dividends from the Bank is limited by various statutes and regulations.  Based on the financial condition of the Bank and other factors, the applicable regulatory authorities have asserted that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice.  In this regard, and as a result of the Consent Order, OCC approval will now be required before the Bank can pay dividends to us.  We do not believe that the OCC will permit payment of any dividends by the Bank to us.  As a result of the Bank’s continued inability to pay dividends to us, we will not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities.  The continued inability to receive dividends from the Bank has and will continue to adversely affect our business, financial condition, results of operations and prospects.

The FRB has also asserted its authority to prohibit the Company from servicing our debt, paying dividends and otherwise satisfying our obligations as they come due based upon the Bank’s financial condition.  This is based upon a determination that such payments could be deemed to constitute an unsafe and unsound practice and the FRB’s requirement that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks.  In this regard, the FRB has advised us that the FRB expects that the Company will not make any payments to third parties, including, without limitation, payments to service our debt, payments of dividends to our shareholders and payments to satisfy our other obligations, without at least 45 days prior written notice and the receipt of the written non-objection of the FRB. The FRB has objected and we believe will continue to object to our making such payments.  As a result, our business, financial condition, results of operations and prospects have been and will continue to be materially adversely affected.

We have reported substantial net losses during each of the last four fiscal quarters. No assurance can be given as to when or if we will return to profitability.

Our business has historically been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate quality loans and collect loan fees, interest and principal as they come due.  When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected.  Our provision for loan losses for each of the quarters ended December 31, 2007 through September 30, 2008 was $35.7 million, $26.9 million, $40.5 million and $21.4 million, respectively.  Reflecting the significant increase in non-accrual loans, our interest income over the same four quarters was $48.1 million, $42.2 million and $37.3 million and $31.9 million, respectively.  Among other things, this has resulted in net losses being reported for each of the last four quarters.  Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of our non-performing assets and OREO in our loan portfolio and the successful execution of our revised business strategies, the timing and certainty of which cannot be predicted, and no assurance can be given that we will be successful in such efforts.

Our profitability has been, and may continue to be, adversely affected by our declining net interest income.

In the past, our profitability has depended to a great extent on the amount of our net interest income.  Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets, and interest expense, which is the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our interest income has continued to decline as a result of an increase in the amount of non-accrual loans.  We have also experienced an increase in interest expense as a result of a reduction in low-cost customer deposits, which has caused us to rely more heavily on higher-cost funding, such as the use of promotional certificates of deposit (“Promotional CDs”), FHLB advances and brokered deposits.  There can be no assurances that the amount of our non-performing loans will not continue to increase or that we will not have to continue to increase our reliance on higher cost funding. Should either of these trends continue, our net interest income will be adversely affected.

Our loan portfolio has suffered substantial deterioration during 2008 and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.

Like most insured financial institutions, the Bank employs an asset quality rating system where assets are assigned a pass, special mention or classified rating. “Pass” assets represent those assets where there is a reasonable likelihood the asset will be repaid in accordance with its terms.  Assets designated as “special mention” have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date.  While a higher level of loss reserves may be established, special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  All other assets not rated as “pass” or “special mention” are designated as “classified assets,” which consist of all loans classified as substandard, doubtful and loss.  As a result of the significant weakening in economic conditions in our market area, our loan portfolio has suffered significant deterioration during 2008.  No assurance can be given that additional loans will not be designated as “classified” or that existing classified loans will not migrate into lower classifications within that designation, resulting in additional provisions for loan losses.  Our management team will need to continue to implement its strategy for reducing our classified assets, which includes, among other options, selling loans and OREO, which may result in additional losses and expenses, or restructuring loans, which may result in reduced income from the current stated contractual rate.

Our allowance for credit losses may prove to be insufficient to absorb possible losses inherent in our loan portfolio, which could materially and adversely affect our business, financial condition, prospects and profitability.

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
• changes in economic and industry conditions; and

• the duration of the loan.

The calculation for the adequacy of the allowance for credit losses, and therefore the requisite amount of the provision for loan losses, is based on several factors, including underlying loan collateral, delinquency trends, the borrower’s cash flow and historic loan loss experience. All of these factors can change without notice based on market and economic conditions and other factors.  At September 30, 2008, our allowance for credit losses, which includes the ALL and the reserve for unfunded commitments, as a percentage of gross loans was 3.68% and our allowance for loan losses as a percentage of gross loans was 3.54%.  Regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses.  Although we believe that our allowance for credit losses is adequate to absorb probable losses in our loan portfolio and in unfunded commitments, we cannot predict with certainty these losses or whether the allowance will be adequate to absorb all such losses or that regulators will not require us to increase this allowance.  Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

Our valuation and write-downs of OREO may not accurately reflect current market values or be adequate to address current and future losses, which could affect our financial condition and profitability.

Although we obtain appraisals on our OREO prior to taking title to the properties and at other intervals thereafter, due to the rapid and severe deterioration in our markets, there can be no assurance that such valuations accurately reflect the current market value which may be paid by a willing purchaser in an arms-length transaction.  Moreover, we cannot provide assurance that the losses associated with the OREO will not exceed the estimated amounts and adversely affect future results of our operations.  The calculation for the adequacy of write-downs of our OREO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs, and historic loss experience.  All of these factors have caused significant write-downs in recent periods and can change without notice based on market and economic conditions.  Therefore, our valuation of write-downs of OREO may not accurately reflect current values or be adequate to address current and future losses, which could affect our financial condition and profitability.

Our business and liquidity position has been adversely affected by declining customer deposits and our increased reliance on brokered deposits.

We derive liquidity through core deposit growth and payoff, maturity and sale of investment securities and loans. Recently a significant number of our customers have reduced or completely removed their deposits with us as a result of negative publicity relating to our recent financial performance, the seizure of IndyMac Bank by federal regulators and the Consent Order, among other factors.  As our customer deposits have declined, we have found it necessary to solicit deposits from brokers.  These brokered deposits represent funds that brokers gather from third parties and package in batches in order to find higher interest rates that are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits.  Deposit holders then earn a higher rate on the money that they have invested, and the broker charges a fee for its service.  At September 30, 2008, 16.0% of our interest-bearing deposits were brokered time deposits.  As part of its funding strategy, the Bank generally obtains brokered deposits of various maturities to ensure that any run-off of brokered deposits is staggered and manageable.  Of our brokered time deposits as of September 30, 2008, approximately $30.0 million will mature by December 31, 2008, an additional $25.0 million will mature by March 31, 2009, and another approximately $107.3 million will mature by June 30, 2009.  While brokered deposits are typically more expensive than core deposits and are rate sensitive, and changes in the Bank’s deposit rates or the rates offered by the Bank’s competitors may lead to a run-off of brokered deposits held by the Bank, brokered deposits may act as an efficient alternative funding source which can be employed to fill funding gaps.  However, as a result of the Consent Order, we are no longer able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC. The Bank’s initial waiver request from the FDIC was declined, however the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, on the terms requested, or in time for the Bank to effectively utilize brokered deposits as a source of required liquidity.  If the Bank does not receive such a waiver, we will not be able to use new brokered deposits or renew existing brokered deposits as a source of liquidity. Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products..

The Bank has been deemed to be “adequately capitalized” for regulatory purposes.

As a result of the Consent Order, the Bank is deemed to be “adequately capitalized.”  Institutions that are “adequately capitalized” must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to an “adequately capitalized” institution’s brokered and solicited deposits.  The Bank’s initial waiver request was denied, however, the Bank may make waiver requests going forward.  There can be no assurance that such a waiver will be granted, or granted on the terms requested.  Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products. If the Bank’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, the Bank would likely be forced to further reduce its assets, and seek alternative funding sources that may not be available.  Other possible consequences of the Bank now being “adequately capitalized” include the potential for increases in the Bank’s borrowing costs and terms from the FHLB and other financial institutions, as well as increases in its premiums to the Deposit Insurance Fund administered by the FDIC to insure deposits and in the Bank’s assessment payments to the OCC. Such changes could have a materially adverse effect on our operations.

If we cannot attract deposits, our business will be adversely affected.

Our ability to maintain and fund our asset base depends in large part on our ability to attract deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets.  Attracting additional customer deposits is currently very important due to the continued deposit run-off caused by negative publicity and the limitations on our ability to accept brokered deposits. As a result, the Bank recently accelerated its marketing of Promotional CDs.  Although the FDIC and OCC may challenge the deposit rates we offer as not being in compliance with regulatory requirements imposed on banks that are deemed to be in troubled condition, the FDIC and OCC have not objected to the Bank’s current analysis and conclusions with respect to the promotional deposits being in compliance with the interest rate ceiling, thus enabling the Bank to continue offering them.  Although the Bank may continue to offer the Promotional CDs, there can be no assurances that our efforts to attract deposits by offering Promotional CDs or other promotional rates will be successful.  Further, there can be no assurances that the FDIC or OCC will agree with the Bank’s analysis and conclusions regarding the promotional rates offered by the Bank through future programs.  If we cannot attract deposits through the use of Promotional CDs and other business strategies, our business will continue to be adversely affected.

We rely on Federal Home Loan Bank system borrowings for secondary and contingent liquidity sources.

We utilize borrowings from the FHLB system for secondary and contingent sources of liquidity.  Also, from time to time, we utilize this borrowing source to capitalize on market opportunities to fund investment and loan initiatives.  Our FHLB system borrowings were $281.0 million at September 30, 2008.  Due to continued deposit outflows, the Bank has substantially exhausted its additional availability under the FHLB borrowing facility.  Further, as the advances come due and are repaid by the Bank to the FHLB, the FHLB is not obligated to re-lend the funds to the Bank.  If we are unable to find alternative sources of liquidity which, if available, will probably be at a higher cost and on terms that do not match the structure of our liabilities as well as FHLB system borrowings do, then our liquidity position may be further weakened.

Our employee attrition rates could adversely affect our business and our ability to execute our business strategies.

Our success is dependent on the efforts of our employees and our ability to retain them.  We have experienced increased turnover of our employees in recent months.  If we are unable to reduce our employee turnover rate, the continued loss of experienced employees could adversely affect our business and undermine the successful execution of our revised business strategies.  There can be no assurances that we will be able to lower employee attrition or that employee turnover will not increase in the future.

Our loan portfolio is subject to further deterioration in economic conditions, which may cause us to incur further losses.

Our business involves commercial, commercial real estate, multifamily, commercial real estate construction, and residential real estate construction lending. While we intend to reduce our concentration in certain of these types of loans, they currently represent the majority of our loan portfolio. These types of lending activities, while potentially more profitable, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an on-going basis. During 2007 and the first half of 2008, real estate markets experienced a downturn as a result of nationwide sub-prime and other types of home mortgage loan problems. Further declines in real estate values, particularly in California, may further reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multifamily loans is generally dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Also, loan balances for commercial real estate, commercial business and residential construction tract loans are typically larger than those for permanent single-family residential and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family residential and consumer loans. A secondary market for most types of commercial real estate and commercial business loans may not be readily liquid, so we may have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Mortgage loans in our loan portfolio are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

Mortgage loans held in our loan portfolio are secured by real property located primarily in Southern California, and are subject to risks of delinquency, foreclosure and loss of principal and interest.  The ability of a borrower to repay a loan secured by real property typically is dependent primarily upon the income from the property, absorption rates for the sale of housing units or the income or assets of the borrower.  The deterioration in the housing market and economy of Southern California experienced in the last year and a half has resulted in and is expected to continue to result in increases in the risks of our mortgage loan portfolio.  Other factors that affect the risks of our mortgage loan portfolio include:

• property location and condition;
• competition and demand for comparable properties;
• changes in zoning laws for the property or its surrounding area;
• environmental contamination at the property;
• the occurrence of any uninsured casualty at the property;
• further deterioration of national, regional or local economic conditions;
• further declines in regional or local real estate values;
• increases in interest rates and/or real estate tax rates;
• changes in governmental rules, regulations and fiscal policies, including environmental legislation and tax laws; and
• other events such as acts of God, natural disasters, war, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held in our mortgage loan portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property.  Losses resulting from mortgage loan defaults and foreclosures could have a further material adverse effect on our income and cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court.  The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

The efforts of the federal government to stabilize the financial institution sector could result in more costs than benefits to the Bank.

Most of the extraordinary rescue efforts of the federal government in 2008 have been designed to assist large, money-center financial institutions and broker-dealers in order to avoid further risk to the functioning of the national and international financial systems.  The Bank is expected to receive little direct benefit from those efforts, although the federal insurance on the Bank’s deposits rose from $100,000 to $250,000 per account holder.  The Bank is likely to help pay for these rescue efforts, however, through higher premiums paid to the FDIC.  For example, the FDIC has established a Temporary Liquidity Guarantee Program to guarantee temporarily all newly-issued senior unsecured debt of certain financial institutions.  It is not expected that the Bank will participate in this program but any losses from the program will be assessed against all FDIC-insured institution, regardless of whether they participate. Further, these rescue efforts may lead to higher corporate income tax rates.  Any such losses and higher taxes or assessments would adversely affect the Bank’s net income.

The efforts of the federal government to stabilize the financial institution sector could result in more rigorous competition for the Bank.

Since the beginning of 2008, the financial sector has consolidated as large institutions have combined, often with federal government assistance.  In some cases, the federal rescue efforts also have resulted in substantial government funds being put into these institutions as new capital or commitments to guarantee new or existing debt.  These institutions are now in a stronger position to compete with the Bank, especially for on-line banking products such as certificates of deposit and home mortgage loans, by offering higher rates on deposits and lower rates on loans.

We invest in mortgage-backed obligations, which may lead to volatility in cash flow and market risk.

Our investment portfolio includes $109.2 million of mortgage-backed securities as of September 30, 2008.  When we acquire such mortgage-backed securities, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield.  Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Many of our mortgage-backed securities were acquired at a premium purchase price.  In accordance with applicable accounting rules, we will amortize such premiums over the expected lives of our mortgage-backed securities.  If the mortgage-backed securities prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities and mortgage-backed securities available for sale.  Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value.  In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions.  We use financial models to value certain of these assets.  These models are complex and use asset-specific collateral data and market inputs for interest rates.  Although we have processes and procedures in place governing internal valuation models and their testing and calibration, we cannot assure that we can properly manage the complexity of our models and valuations to ensure, among other things, that the models are properly calibrated, the assumptions are reasonable, the mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input.  Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain.  Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.  As it relates to our investment securities portfolio, declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs would be included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.  During the quarter ended June 30, 2008, we determined that we may not have the ability to retain our investments in securities until recovery.  As a result, we recorded an impairment adjustment of $5.5 million to eliminate all unrealized losses within its available-for-sale investment portfolio.  Should the value of our investment securities continue to decline, and upon applying our valuation methodology discussed above, we may consider such decline as an other-than-temporary impairment loss and record a permanent charge to our earnings.

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

Management identified the following material weaknesses as of December 31, 2007:

• We did not maintain an effective control environment to ensure that management’s philosophy and operating style promoted commitment and compliance with policies and procedures and the prevention or detection of the override of such policies and procedures.

• Our procedures for assessing financial reporting risks related to the loan portfolio did not effectively identify and assess whether changes in risks, such as those arising from the rapid decline in our lending markets, impacted the effectiveness of or required changes in our existing policies and procedures.

• We did not maintain sufficient levels of appropriately qualified and trained accounting personnel to have effective procedures for the selection and application of appropriate accounting and disclosure policies.

• Management oversight and information security policies and procedures in place were inadequate to prevent a breach of information technology security policies by employees.

• Our policies, procedures and controls related to expense reimbursement were not effective to ensure consistent application of established policies or to detect or prevent unauthorized or potentially fraudulent transactions.

Based on our assessment and the criteria discussed above, we concluded that, as of December 31, 2007, the internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.  As a result of the material weaknesses we have identified in our internal control over financial reporting, we identified certain deficiencies in some of our disclosure controls and procedures that required remediation.  While new material policies and procedures have been implemented, we cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future.  Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed on The NASDAQ Global Select Market and the American Stock Exchange.  Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We may be subject to an increased likelihood of class action litigation and additional regulatory enforcement.

The market price of our common stock has declined substantially over the past year, reflective of such factors as our reported losses, net outflows in our deposit base, investors’ perceptions about our business prospects and the financial services industry in general.  The occurrence of these events could result in shareholder class action lawsuits, even if the activities subject to complaint are not unlawful.  These events and negative publicity may result in more regulation and legislative scrutiny of our industry practices and may expose us to increased shareholder litigation and additional regulatory enforcement actions, which would adversely affect our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

None

Purchases of Equity Securities

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2008, we held our annual meeting of shareholders for the purpose of electing seven (7) directors of the Company and ratifying the appointment of KPMG LLP as our independent auditors.  The results of the shareholder vote are set forth below.

1.	The election of seven (7) directors of the Company:

	Number of Votes For	Number of Votes Abstained

Douglas Kratz	7,932,234	34,538
Glen Terry	7,932,234	34,358
Lester Strong	7,910,441	34,358
Cynthia Harriss	7,676,752	34,358
Harice “Dev” Ogle	7,655,922	34,358
David A. Buxbaum	7,329,907	143,333
Charles L. Keagle	7,299,334	143,333
Thomas Koss II	248,781	34,538
J. Steven Roush	58,768	143,333
James G. LeSieur	56,308	143,333
Robb D. Quincey	51,762	143,333
Joel H. Ravitz	40,278	143,333
Norman Morales	34,022	34,538
Frank S. Alvarez	4,549	143,333

2.  Ratification of KPMG LLP as our independent auditors:

Number of Votes For	Number of Votes Against	Number of Votes Abstained
7,792,795	107,972	23,227

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Stock Purchase Agreement, dated as of November 12, 2008, by and between Vineyard National Bancorp and Vineyard Bancshares, Inc.(6)
10.1	Consent Order dated July 22, 2008 issued by the Comptroller of the Currency in the matter of Vineyard Bank, N.A., Corona, California (1)
10.2	Stipulation and Consent to the Issuance of a Consent Order dated July 22, 2008 between the Comptroller of the Currency and Vineyard Bank, N.A., Corona, California (1)
10.3	Employment Agreement, dated September 12, 2008, among Vineyard National Bancorp, Vineyard Bank, National Association and Glen C. Terry (3)
10.4	Written Agreement by and between Vineyard National Bancorp and the Federal Reserve Bank of San Francisco (4)
10.5	Fifth Modification Agreement and Covenant Waiver between Vineyard National Bancorp and First Tennessee Bank, National Association(2)
10.6	Amendment to Fifth Modification Agreement and Covenant Waiver between Vineyard National Bancorp and First Tennessee Bank, National Association(4)
10.7	Sixth Modification Agreement and Covenant Waiver between Vineyard National Bancorp and First Tennessee Bank, National Association(5)
10.8	Seventh Modification Agreement and Covenant Waiver effective November 12, 2008 between Vineyard National Bancorp and First Tennessee Bank National Association (6)
10.9	Letter Agreement effective November 12, 2008 between Vineyard National Bancorp and First Tennessee Bank National Association (6)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)	Incorporated by reference from our Form 8-K which we filed with the SEC on July 28, 2008.

(2)	Incorporated by reference from our Form 8-K which we filed with the SEC on August 29, 2008.

(3)	Incorporated by reference from our Form 8-K which we filed with the SEC on September 18, 2008.

(4)	Incorporated by reference from our Form 8-K which we filed with the SEC on September 25, 2008.

(5)	Incorporated by reference from our Form 8-K which we filed with the SEC on October 28, 2008.

(6)	Incorporated by reference from our Form 8-K which we filed with the SEC on November 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November, 2008.

VINEYARD NATIONAL BANCORP
By:   /s/ Glen C. Terry____________________
Glen C. Terry
Chief Executive Officer

By:   /s/ Gordon Fong_________________________
Gordon Fong
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)